Form 10-Q
period 2015-09-30
PJT Partners Inc.
filed 2015-11-12
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

280 Park Avenue

New York, New York 10017

(Address of principal executive offices)(Zip Code)

(212) 364-7800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2015, there were 17,966,456 shares of Class A common stock, par value $0.01 per share, and 300 shares of Class B common stock, par value $0.01 per share, outstanding.

*

The combined financial statements reflect the historical results of operations and financial position of PJT Partners, which collectively represents the strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of The Blackstone Group L.P., for all periods presented. Accordingly, the historical combined financial statements do not reflect what the results of operations and financial position of PJT Partners would have been had PJT Partners been a standalone, public company for the periods presented.

PJT Partners’ business was historically conducted through a number of businesses for which there was no single operating entity, but which was under common ownership. As of September 30, 2015, there was no separate capital structure for the combined business. Accordingly, historical earnings per share of the combined businesses has not been presented. See Note 3. “Reorganization and Spin-off” for a presentation of unaudited pro forma earnings per share, giving effect to the spin-off and the adjustments described therein.

Forward-Looking Statements

Certain material presented herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include the information concerning PJT Partners’ possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, benefits resulting from the separation of PJT Partners from Blackstone and its combination with PJT Capital LP, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in such forward-looking statements. You should not put undue reliance on any forward-looking statements contained herein. PJT Partners undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

The risk factors discussed in the “Risk Factors” section of PJT Partners’ Information Statement, as filed with the Securities and Exchange Commission (“SEC”) on September 2, 2015, as well as the other filings of PJT Partners with the SEC, could cause the results of PJT Partners to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that PJT Partners is unable to predict at this time or that are not currently expected to have a material adverse effect on its business. Any such risks could cause the results of PJT Partners to differ materially from those expressed in forward-looking statements.

Website Disclosure

We use our website (www.pjtpartners.com) as a channel of distribution of company information. The information we post may be deemed material. Accordingly, investors should monitor the website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about PJT Partners when you enroll your e-mail address by visiting the “Investor Relations” page of our website at ir.pjtpartners.com/investor-relations. The contents of our website are not, however, a part of this report.

Third-Party Data

Standard & Poor’s Financial Services LLC (S&P) does not guarantee the accuracy, completeness, timeliness or availability of any information, including ratings, and is not responsible for any errors or omissions (negligent or otherwise), regardless of the cause, or for the results obtained from the use of ratings. S&P GIVES NO EXPRESS OR IMPLIED WARRANTIES, INCLUDING, BUT NOT LIMITED TO, ANY WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE. S&P SHALL NOT BE LIABLE FOR ANY DIRECT, INDIRECT, INCIDENTAL, EXEMPLARY, COMPENSATORY, PUNITIVE, SPECIAL OR CONSEQUENTIAL DAMAGES, COSTS, EXPENSES, LEGAL FEES, or LOSSES (INCLUDING LOST INCOME OR PROFITS AND OPPORTUNITY COSTS) IN CONNECTION WITH ANY USE OF RATINGS. S&P’s ratings are statements of opinions and are not statements of fact or recommendations to purchase, hold or sell securities. They do not address the market value of securities or the suitability of securities for investment purposes, and should not be relied on as investment advice.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Statements of Financial Condition (Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Cash	$1	$1

Stockholder’s Equity
Stockholder’s Equity	$1	$1

PJT Partners Inc.

Notes to Statements of Financial Condition – Continued (Unaudited)

1.	ORGANIZATION

PJT Partners Inc. (the “Company”), formerly known as Blackstone Advisory Inc., was incorporated in the State of Delaware on November 5, 2014 and changed its name to PJT Partners Inc. on March 3, 2015. The Company’s fiscal year end is December 31. Pursuant to a reorganization on October 1, 2015, The Blackstone Group L.P. (the “Parent” or “Blackstone”) distributed on a pro rata basis to its common unitholders all of the issued and outstanding shares of Class A common stock of the Company held by the Parent. This pro rata distribution is referred herein as the “distribution.” The separation of the strategic advisory services (other than the capital markets services business that was retained by the Parent), restructuring and reorganization advisory services and Park Hill Group business from the Parent and the related transactions, including the distribution and internal reorganization and acquisition by the Company of PJT Capital LP (together with its general partner and their respective subsidiaries, “PJT Capital”) that preceded the distribution, is referred to herein as the “spin-off.” Following the spin-off, the Company became a holding corporation and its only material asset is a controlling equity interest in PJT Partners Holdings LP (formerly known as New Advisory L.P.), which at that time was consolidated by the Company. The Company has become the general partner of PJT Partners Holdings LP and operates and controls all of the businesses and affairs of PJT Partners Holdings LP and, through PJT Partners Holdings LP and its subsidiaries, continues to conduct the business now conducted by these subsidiaries.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Statements of Financial Condition have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate Statements of Operations, Comprehensive Income, Stockholder’s Equity and of Cash Flows have not been presented in the financial statements because there have been no activities of this entity as of September 30, 2015.

3.	STOCKHOLDER’S EQUITY

As of September 30, 2015, prior to the reorganization of its business and separation from Blackstone, the Company was authorized to issue 1,000 shares of Class A common stock, par value $0.01 per share (“Class A Common Stock”), and 1,000 shares of Class B common stock, par value $0.01 per share (“Class B Common Stock”). Under the Company’s certificate of incorporation in effect as of such date, holders of shares of the Company’s Class A common stock were (i) entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors; (ii) entitled to receive dividends when and if declared by the Company’s board of directors out of funds legally available therefor; and (iii) entitled to receive pro rata the Company’s remaining assets available for distribution upon any liquidation, dissolution or winding up of the Company. Under the Company’s certificate of incorporation in effect as of such date, holders of shares of Class B Common Stock were (i) not entitled to vote in respect of such shares on any matter submitted to stockholders of the Company, except as required by law; (ii) not entitled to participate in respect of such shares in any dividend or distribution paid on the stock of the Company; and (iii) not entitled to participate in respect of such shares in any distribution of assets of the Company upon the liquidation, dissolution or winding up of the Company, except to the extent of the par value of such shares of Class B Common Stock. As of September 30, 2015, in exchange for $1.00, the Company had issued 100 shares of Class A Common Stock, all of which were held by Blackstone Holdings I/II GP Inc. As of September 30, 2015, the Company had not issued any shares of Class B Common Stock.

PJT Partners Inc.

Notes to Statements of Financial Condition – Continued (Unaudited)

As of October 1, 2015, the Company is authorized to issue up to (i) 3,000,000,000 shares of Class A common stock, par value $0.01 per share, (ii) 1,000,000 shares of Class B common stock, par value $0.01 per share, and (iii) 300,000,000 shares of preferred stock, par value $0.01 per share. Under the Company’s amended and restated certificate of incorporation in effect as of October 1, 2015, holders of shares of the Company’s Class A common stock are (i) entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors; (ii) entitled to receive dividends when and if declared by the Company’s board of directors out of funds legally available therefor; and (iii) entitled to receive pro rata the Company’s remaining assets available for distribution upon any liquidation, dissolution or winding up of the Company. Under the Company’s amended and restated certificate of incorporation in effect as of October 1, 2015, with respect to all matters presented to stockholders of the Company other than director elections and removals, each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit (including for this purpose, the number of Partnership Units that would be held by such holder assuming the conversion on such date of all vested and unvested LTIP Units held of record by such holder) in PJT Partners Holdings LP (a “Partnership Unit”) held by such holder. Shares of Class B common stock will initially entitle holders to only one vote per share in the election and removal of directors of PJT Partners Inc. However, all or a portion of the voting power of Class B common stock with respect to the election of directors of the Company may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. By written notice to the Company, each holder of Class B common stock may, at any time, request that such holder become entitled to a number of votes in the election and removal of directors of the Company not to exceed at any time the number of votes to which such holder is then entitled on all other matters presented to stockholders, or such lesser number of votes as may be specified in such holder’s request. The Company’s board of directors, in its sole discretion, may approve or decline any such request, and no such holder shall become entitled to such requested voting power in respect of such shares of Class B common stock unless and until the board of directors approves such request. Class B common stockholders have no economic rights in the Company, and do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of the Company.

4.	SUBSEQUENT EVENTS

On October 1, 2015, PJT Partners Inc. completed the reorganization of its business and the separation from its former Parent. Please refer to Note 3. “Reorganization and Spin-Off” in the “Notes to Condensed Combined Financial Statements” of PJT Partners, also included in this filing.

PJT Partners

Condensed Combined Statements of Financial Condition (Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2015	2014
Assets
Cash and Cash Equivalents	$21,691	$38,533
Accounts Receivable (net of allowance for doubtful accounts of $3,018 and $3,758 at September 30, 2015 and December 31, 2014, respectively)	131,828	162,924
Receivable from Affiliates	17,647	12,162
Due from Blackstone	2,267	36,517
Intangible Assets, Net	11,849	19,797
Goodwill	68,873	68,873
Furniture, Equipment and Leasehold Improvements, Net	41,790	5,111
Other Assets	3,617	1,330
Deferred Tax Assets	2,033	2,704
Total Assets	$301,595	$347,951

Liabilities and Parent Company Equity
Accrued Compensation and Benefits	$19,832	$9,178
Accounts Payable, Accrued Expenses and Other Liabilities	24,795	4,817
Taxes Payable	75	62
Deferred Revenue	708	1,574
Total Liabilities	45,410	15,631

Commitments and Contingencies

Parent Company Equity
Parent Company Investment	254,540	331,310
Accumulated Other Comprehensive Income	1,645	1,010
Total Parent Company Equity	256,185	332,320
Total Liabilities and Parent Company Equity	$301,595	$347,951

See notes to condensed combined financial statements.

PJT Partners

Condensed Combined Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Advisory Fees	$116,205	$53,409	$221,471	$182,912
Placement Fees	27,776	25,374	76,099	67,562
Interest Income and Other	3,341	742	4,546	1,997
Total Revenues	147,322	79,525	302,116	252,471
Expenses
Compensation and Benefits	67,060	76,623	206,820	245,601
Occupancy and Related	10,539	6,330	24,583	18,691
Travel and Related	4,029	2,816	10,388	8,678
Professional Fees	8,744	2,486	14,280	7,497
Communications and Information Services	2,824	1,646	5,991	5,021
Depreciation and Amortization	7,810	1,786	10,845	6,094
Other Expenses	2,455	1,482	6,476	8,179
Total Expenses	103,461	93,169	279,383	299,761
Income (Loss) Before Provision for Taxes	43,861	(13,644)	22,733	(47,290)
Provision for Taxes	1,971	553	3,973	1,527
Net Income (Loss) Attributable to PJT Partners	$41,890	$(14,197)	$18,760	$(48,817)
Revenues Earned from Affiliates
Advisory Fees	$810	$9,842	$4,220	$31,059
Placement Fees	$2,961	$2,886	$14,329	$10,420

Pro Forma Combined Statements of Operations (Unaudited)
(Note 3)

Income Before Provision for Taxes	$43,861		$22,733
Pro Forma Provision for Taxes	15,763		10,711
Pro Forma Net Income	28,098		12,022
Pro Forma Net Income Attributable to Redeemable Non-Controlling Interests	15,470		7,051
Pro Forma Net Income Attributable to PJT Partners	$12,628		$4,971
Net Income Per Share of Class A Common Stock
Basic	$0.67		$0.26
Diluted	$0.67		$0.26
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	18,872,343		18,831,337
Diluted	18,915,975		18,907,457

See notes to condensed combined financial statements.

PJT Partners

Condensed Combined Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income (Loss) Attributable to PJT Partners	$41,890	$(14,197)	$18,760	$(48,817)
Other Comprehensive Income (Loss), Net of Tax - Currency Translation Adjustment	(193)	767	635	851
Comprehensive Income (Loss) Attributable to PJT Partners	$41,697	$(13,430)	$19,395	$(47,966)

See notes to condensed combined financial statements.

PJT Partners

Condensed Combined Statements of Changes in Parent Company Equity (Unaudited)

(Dollars in Thousands)

		Accumulated	Total
	Parent	Other	Parent
	Company	Comprehensive	Company
	Investment	Income (Loss)	Equity
Balance at December 31, 2013	$301,561	$(233)	$301,328
Net Loss Attributable to PJT Partners	(48,817)	—	(48,817)
Currency Translation Adjustment	—	851	851
Net Increase in Parent Company Investment	35,560	—	35,560
Balance at September 30, 2014	$288,304	$618	$288,922

Balance at December 31, 2014	$331,310	$1,010	$332,320
Net Income Attributable to PJT Partners	18,760	—	18,760
Currency Translation Adjustment	—	635	635
Net Decrease in Parent Company Investment	(95,530)	—	(95,530)
Balance at September 30, 2015	$254,540	$1,645	$256,185

See notes to condensed combined financial statements.

PJT Partners

Condensed Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net Income (Loss)	$18,760	$(48,817)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	19,562	49,638
Excess Tax Benefits Related to Equity-Based Compensation	(90)	(60)
Depreciation Expense	2,897	4,105
Amortization Expense	7,948	1,989
Bad Debt Expense (Recovery)	(740)	753
Other Non-Cash Amounts Included in Net Income (Loss)	(392)	(44)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	31,836	33,658
Receivable from Affiliates	(5,485)	6,701
Due from Blackstone	34,250	(49,027)
Other Assets	(981)	(22)
Accrued Compensation and Benefits	10,654	7,159
Accounts Payable, Accrued Expenses and Other Liabilities	19,978	(1,251)
Taxes Payable	13	(226)
Deferred Revenue	(866)	1,055
Net Cash Provided by Operating Activities	137,344	5,611
Investing Activities
Purchases of Furniture, Equipment and Leasehold Improvements	(4,354)	—
Net Cash Used in Investing Activities	(4,354)	—
Financing Activities
Excess Tax Benefits Related to Equity-Based Compensation	90	60
Net Decrease from Parent Company Investment	(149,922)	(17,853)
Net Cash Used in Financing Activities	(149,832)	(17,793)
Net Decrease in Cash and Cash Equivalents	(16,842)	(12,182)
Cash and Cash Equivalents, Beginning of Period	38,533	29,664
Cash and Cash Equivalents, End of Period	$21,691	$17,482
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, including those to Blackstone	$3,518	$2,595

See notes to condensed combined financial statements.

PJT Partners

Notes to Condensed Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

On October 7, 2014, the board of directors of the general partner of The Blackstone Group L.P. (the “Parent” or “Blackstone”) approved a plan to separate Blackstone’s strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses from Blackstone to form PJT Partners (“PJT Partners” or the “Company”), which separation occurred on October 1, 2015.

PJT Partners delivers a wide array of strategic advisory, restructuring and reorganization and fund placement and secondary advisory services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a balanced portfolio of advisory services designed to help its clients realize major corporate milestones. Also, through the Park Hill Group, the Company provides fund placement and secondary advisory services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

On October 1, 2015, Blackstone distributed on a pro rata basis to its common unitholders all of the issued and outstanding shares of Class A common stock of PJT Partners Inc. held by it. This pro rata distribution is referred to as the “Distribution.” The separation of the PJT Partners business from Blackstone and related transactions, including the Distribution, the internal reorganization that preceded the Distribution and the acquisition by PJT Partners of PJT Capital LP (together with its general partner and their respective subsidiaries, “PJT Capital”) that occurred substantially concurrently with the Distribution, is referred to as the “spin-off.”

The spin-off, including the consummation of the acquisition of PJT Capital and the Distribution is described in Note 3. “Reorganization and Spin-off.”

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed combined financial statements have been prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of Blackstone. The condensed combined financial statements reflect the financial position, results of operations and cash flows of PJT Partners as they were historically managed, in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed combined financial statements include certain assets that have historically been held at the Blackstone corporate level but are specifically identifiable or otherwise attributable to these condensed combined financial statements, primarily goodwill and intangible assets.

These financial statements are presented as if such businesses had been combined for all periods presented. All intercompany transactions have been eliminated.

The Condensed Combined Statements of Operations reflect intercompany expense allocations made to PJT Partners by Blackstone for certain corporate functions and for shared services provided by Blackstone. Where possible, these allocations were made on a specific identification basis and, in other cases, these expenses were allocated by Blackstone based on a pro rata basis of headcount, usage or some other basis depending on the nature of the allocated cost. Expenses without a specific consumption based indicator were allocated based on revenues adjusted for factors such as the size and complexity of the business. See Note 9. “Related Party Transactions” for further information on expenses allocated by Blackstone.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Both PJT Partners and Blackstone consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by PJT Partners during the periods presented. The allocations may not, however, reflect the expense PJT Partners would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if PJT Partners had been a standalone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the spin-off, PJT Partners will perform these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Blackstone, pursuant to a transition services agreement for a period of 24 months with the option for Blackstone or PJT Partners to terminate any given service with 60 days’ notice.

Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed combined financial statements are presented fairly and that estimates made in preparing its condensed combined financial statements are reasonable and prudent. These condensed combined financial statements should be read in conjunction with the Company’s audited combined financial statements.

Use of Estimates

The preparation of the condensed combined financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material. Estimates and the assumptions underlying these estimates are reviewed periodically and the effects of revisions are reflected in the period in which they are determined to be necessary. In preparing the condensed combined financial statements, management makes estimates regarding the adequacy of the allowance for doubtful accounts, evaluation of goodwill and intangible assets, realization of deferred taxes, measurement of equity-based compensation and other matters that affect the reported amounts and disclosures in the condensed combined financial statements.

Revenue Recognition

Revenues consist of Advisory Fees, Placement Fees and Interest Income and Other. Fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured.

Advisory Fees – Advisory Fees consist of retainer and transaction-based fee arrangements related to strategic advisory services, restructuring and reorganization services and secondary advisory services provided by Park Hill Group. Advisory retainer and transaction-based fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. The majority of the Advisory Fees are dependent on the successful completion of a transaction.

Placement Fees – Placement Fees consist of fund placement services for alternative investment funds and private placements for corporate clients. Placement fees earned for services to corporate clients are recognized as earned upon successful completion of the transaction. Fund placement fees earned for services to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically the London Interbank Offered Rate (“LIBOR”) plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, revenue is recognized at each closing as the performance obligations are fulfilled. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value (“NAV”). Typically, fees for such open-end fund structures are earned over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed and determinable.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company may receive non-refundable up-front fees upon execution of agreements with clients to provide capital fundraising services, which are recorded as revenues in the period over which services are provided.

Accrued but unpaid Advisory and Placement Fees are included in Accounts Receivable and Receivable from Affiliates in the Condensed Combined Statements of Financial Condition.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable as well as miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars. Interest on Placement Fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable and Receivable from Affiliates in the Condensed Combined Statements of Financial Condition.

Deferred Revenue – Deferred Revenue represents the receipt of Advisory and Placement Fees prior to such amounts being earned and is recognized using the straight-line method over the period that it is earned.

Fair Value of Financial Instruments

The carrying value of financial instruments approximates fair value. Financial instruments held by the Company include Cash Equivalents and Accounts Receivable.

GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•	Level I – Quoted prices are available in active markets for identical financial instruments as of the reporting date.
•

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

•

Level III – Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and Cash Equivalents consist of cash which is primarily held at one major U.S. financial institution.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accounts Receivable

Accounts Receivable includes placement fees, interest and advisory fee receivables. Accounts receivable are assessed periodically for collectability and an allowance is recognized for doubtful accounts, if required.

Included in Accounts Receivable are long-term receivables which relate to placement fees that are generally paid in installments over a period of three to four years. Additional disclosures regarding Accounts Receivable are discussed in Note 4. “Accounts Receivable and Allowance for Doubtful Accounts.” The Company charges interest on long-term receivables based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty.

The Company is reimbursed by certain clients for reasonable travel, telephone, postage and other out-of pocket expenses incurred in relation to services provided. Expenses that are directly related to such transactions and billable to clients are presented net in Accounts Receivable and Receivable from Affiliates in the Condensed Combined Statements of Financial Condition.

Allowance for Doubtful Accounts

The Company performs periodic reviews of outstanding accounts receivable and its clients’ financial condition. The Company generally does not require collateral and establishes an allowance for doubtful accounts based upon factors such as historical experience, credit quality, age of the accounts receivable balances and the current economic conditions that may affect a counterparty’s ability to pay such amounts owed to the Company.

After concluding that a reserved accounts receivable balance is no longer collectible, the Company will reduce both the gross receivable and the allowance for doubtful accounts. This is determined based on several factors including the age of the accounts receivable balance and the creditworthiness of the counterparty.

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to Blackstone’s initial public offering (“IPO”). Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available which is regularly reviewed by segment management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of PJT Partners’ reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

PJT Partners’ intangible assets are derived from customer relationships. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, reflecting the average time over which such relationships are expected to contribute to cash flows. Amortization expense is included within Depreciation and Amortization in the Condensed Combined Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements, Net consist primarily of leasehold improvements, furniture, fixtures and equipment and computer hardware and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally ten to fifteen years, and five to seven years for other fixed assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation and amortization are included in Depreciation and Amortization in the Condensed Combined Statements of Operations.

Foreign Currency

In the normal course of business, the Company may enter into transactions not denominated in U.S. dollars. Foreign exchange gains and losses arising on such transactions are recorded in Interest Income and Other in the Condensed Combined Statements of Operations. In addition, the Company combines a number of businesses that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rate on the dates they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are recorded in Other Comprehensive Income.

Comprehensive Income

Comprehensive Income consists of Net Income and Other Comprehensive Income. The Company’s Other Comprehensive Income is comprised of foreign currency cumulative translation adjustments.

Compensation and Benefits

Certain employees of PJT Partners participated in Parent’s equity-based compensation plans. Equity-based compensation expense related to these plans is based upon specific identification of cost related to PJT Partners’ employees. PJT Partners also receives allocated equity-based compensation expense associated with Parent employees of central support functions. Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and partners, and (b) equity-based compensation associated with the grants of equity-based awards to employees and partners. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

In certain instances, PJT Partners may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the derived service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied prior to termination, the remaining unrecognized compensation cost is accelerated.

Income Taxes

The Company’s operations have historically been included in Parent subsidiaries’ income tax returns, except for certain entities that are classified as partnerships for U.S. tax purposes. For purposes of the condensed combined financial statements, PJT Partners income tax expense and deferred tax balances have been presented on a separate company basis as if the Company filed income tax returns on a standalone basis separate from Parent. As a standalone entity, PJT Partners’ deferred taxes and effective tax rate may differ from those in the historical periods.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The effects of tax adjustments and settlements from taxing authorities are presented in PJT Partners’ condensed combined financial statements in the period to which they relate as if the Company were a separate tax filer. The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the condensed combined financial statements using the provisions of enacted tax laws.

PJT Partners and certain of their subsidiaries operate in the U.S. as partnerships for U.S. Federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business taxes or non-U.S. income taxes. Certain entities that are classified as partnerships for U.S. tax purposes filed income tax returns on a separate company basis.

Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current tax liabilities are recorded within Taxes Payable in the Condensed Combined Statements of Financial Condition.

PJT Partners analyzes its tax filing positions in all of the U.S. Federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. PJT Partners records uncertain tax positions on the basis of a two-step process: (a) a determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. PJT Partners recognizes accrued interest and penalties related to uncertain tax positions in Other Expenses in the Condensed Combined Statements of Operations.

Affiliates

PJT Partners considers its partners, employees, Parent, Parent funds and the portfolio companies of the Parent funds to be affiliates.

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and determining the transaction price and amounts allocated to performance obligations. Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract. As originally proposed, the guidance was effective prospectively for annual periods beginning after December 15, 2016 including interim periods within that reporting period. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective for annual reporting periods beginning after December 31, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the new guidance and the method of adoption in the combined financial results.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

3.	REORGANIZATION AND SPIN-OFF

In connection with the spin-off on October 1, 2015, Blackstone underwent an internal reorganization, pursuant to which the operations that had historically constituted Blackstone’s Financial Advisory reporting segment, other than Blackstone’s capital markets services business, were contributed to PJT Partners Holdings LP, a newly-formed holding partnership that became controlled by PJT Partners Inc., as general partner. In the internal reorganization, the limited partners of the holding partnerships that owned Blackstone’s operating subsidiaries and certain individuals engaged in the Company’s business received Class A common stock of PJT Partners Inc., as well as common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) that, subject to certain terms and conditions, are redeemable at the option of the holder for cash, or, at PJT Partners Holdings LP’s election, for shares of PJT Partners Inc.’s Class A common stock on a one-for-one basis.

On October 1, 2015, prior to the distribution, PJT Partners Holdings LP acquired all of the outstanding equity interests in PJT Capital LP. In connection with the acquisition, Mr. Taubman and the other selling holders of equity interests in PJT Capital LP received unvested Partnership Units in PJT Partners Holdings LP.

On October 1, 2015, following the internal reorganization and the acquisition, Parent distributed on a pro rata basis to its common unitholders, all of the issued and outstanding Class A common stock of PJT Partners Inc. held by it.

Following the spin-off, PJT Partners Inc. became a holding company and its sole asset is its controlling equity interest in PJT Partners Holdings LP. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. Following the spin-off, the ownership interest of the limited partners of PJT Partners Holdings LP is reflected as a redeemable non-controlling interest in PJT Partners Inc.’s consolidated financial statements.

Following the spin-off, the limited partners of PJT Partners Holdings LP also hold all issued and outstanding shares of the Class B common stock of PJT Partners Inc. The shares of Class B common stock will have no economic rights but will entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units of PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. Shares of Class B common stock initially entitle holders to only one vote per share in the election and removal of directors of PJT Partners Inc. In certain circumstances provided in PJT Partners Inc.’s certificate of incorporation, however, all or a portion of the voting power of any share of Class B common stock may become entitled to vote on all matters on which stockholders are entitled to vote generally, including the election and removal of directors of PJT Partners Inc. The voting power on applicable matters afforded to holders of Partnership Units by their shares of Class B common stock is automatically and correspondingly reduced as they exchange Partnership Units for cash or for shares of Class A common stock of PJT Partners Inc. pursuant to the exchange agreement. If at any time the ratio at which Partnership Units are exchangeable for shares of Class A common stock of PJT Partners Inc. changes from one-for-one, the number of votes to which Class B common stockholders are entitled on applicable matters will be adjusted accordingly. Holders of shares of PJT Partners Inc.’s Class B common stock will vote together with holders of PJT Partners Inc.’s Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.

Pro Forma Combined Statements of Operations Information (Unaudited)

The following unaudited pro forma financial information presented on the Combined Statements of Operations for the three and nine months ended September 30, 2015 is based on PJT Partners’ historical financial statements as adjusted to reflect the internal reorganization described above.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The pro forma combined statements of operations do not reflect the effects of the business combination with PJT Capital LP, which occurred on October 1, 2015.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2015
Income Before Provision for Taxes	$43,861	$22,733
Pro Forma Provision for Taxes (a)	15,763	10,711
Pro Forma Net Income	28,098	12,022
Pro Forma Net Income Attributable to Redeemable Non-Controlling Interests (b)	15,470	7,051
Pro Forma Net Income Attributable to PJT Partners	$12,628	$4,971

Net Income per Share of Class A Common Stock
Basic	$0.67	$0.26
Diluted	$0.67	$0.26

Weighted-Average Shares of Class A Common Stock Outstanding
Basic	18,872,343	18,831,337
Diluted	18,915,975	18,907,457

(a)

The provision for income taxes reflected in the historical combined financial statements was calculated on a separate tax return basis, although PJT Partners’ operations have historically been included in Parent subsidiaries’ U.S. Federal, state and foreign tax returns.

Following the spin-off, PJT Partners Inc. became subject to U.S. Federal income taxes, in addition to state and local taxes with respect to the allocable share of any net taxable income of PJT Partners Holdings LP, which will result in higher income taxes. As a result, the Unaudited Pro Forma Combined Statement of Operations reflects an adjustment to the provision for income taxes to reflect effective rates below. These effective rates have been determined as if PJT Partners filed separate, standalone income tax returns after giving effect to the reorganization described elsewhere in this filing and calculate PJT Partners’ Provision for Taxes. The following tables reconcile PJT Partners’ pro forma effective tax rate to the U.S. Federal statutory rate and calculate PJT Partners’ Provision for Taxes:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2015
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%
Income Passed Through to Redeemable Non-Controlling Interest Holders	-12.6%	-12.2%
Foreign Income Taxes	0.1%	1.1%
State and Local Income Taxes	8.0%	16.7%
Compensation	2.1%	-0.3%
Other	3.3%	6.8%
Effective Income Tax Rate	35.9%	47.1%

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Thus, PJT Partners’ provision for taxes is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2015
Income Before Provision for Taxes	$43,861	$22,733
Effective Income Tax Rate	35.9%	47.1%
Provision for Taxes	$15,763	$10,711

(b)

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. Immediately following the spin-off, the non-controlling interest was 37.3%. The percentage of the Net Income Attributable to the Redeemable Non-Controlling Interests will vary from this percentage due to the differing level of income taxes applicable to the controlling interest.

Partnership Units in PJT Partners Holdings LP are exchangeable at the option of the holder for cash, or, at PJT Partners’ election, for shares of Class A common stock on a one-for-one basis. The election to exchange Partnership Units is entirely within the control of the Partnership Unitholder, although PJT Partners retains the sole option to determine whether to settle the exchange in either cash or shares of Class A common stock. A non-controlling interest with redemption features not solely within PJT Partners’ control is considered a redeemable non-controlling interest and will be presented separately from Equity in the statement of financial condition subsequent to the reorganization and separation from Blackstone.

The corporate tax provision attributable to PJT Partners Inc. is allocated solely to PJT Partners Inc. The pro forma Net Income is split as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2015
Income Before Provision for Taxes	$43,861	$22,733
Tax Provision Attributable to All Shareholders	1,883	3,571
Net Income Attributable to All Shareholders	41,978	19,162
Redeemable Non-Controlling Interests Percentage	36.6%	36.8%
Net Income Attributable to Redeemable Non-Controlling Interests	$15,470	$7,051

Net Income Attributable to All Shareholders	41,978	19,162
Controlling Interests Percentage	63.4%	63.2%
Tax Provision Attributable Solely to PJT Partners Inc.	13,880	7,140
Net Income Attributable to PJT Partners Inc.	$12,628	$4,971

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable and Receivable from Affiliates are long-term receivables of $46.3 million and $66.0 million as of September 30, 2015 and December 31, 2014, respectively, related to placement fees that are generally paid in installments over a period of three to four years. Of these amounts, $3.4 million and $5.1 million relate to long-term receivables with affiliates as of September 30, 2015 and December 31, 2014, respectively. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company does not have any long-term receivables on non-accrual status. Long-term receivables which were more than 90 days past due as of September 30, 2015 and December 31, 2014 were $5.3 million and $1.1 million, respectively. Long-term receivables from affiliates which were more than 90 days past due as of September 30, 2015 and December 31, 2014 were $0.6 million and $0.2 million, respectively.

Changes in the allowance for doubtful accounts related to long-term receivables are presented below:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2015	2014
Balance, Beginning of Period	$392	$1,621
Allowance Recovery	(392)	(1,229)
Balance, End of Period	$—	$392

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $68.9 million as of September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2015	2014
Finite-Lived Intangible Assets/Customer Relationships (a)	$26,476	$39,791
Accumulated Amortization (a)	(14,627)	(19,994)
Intangible Assets, Net	$11,849	$19,797

(a)	The gross intangible asset and accumulated amortization amounts have been adjusted to reflect the $6.0 million impairment recorded during the third quarter of 2015.

At September 30, 2015, the Company performed an assessment of its intangible assets and determined that impairment indicators existed regarding certain customer relationship intangible assets established at the time of Blackstone’s initial public offering. The Company concluded there were no future cash flows associated with these intangible assets; therefore, the fair value was zero. As a result, the Company recorded an impairment charge of $6.0 million during the three and nine months ended September 30, 2015 to fully impair these intangible assets, which is included in Depreciation and Amortization in the Condensed Combined Statements of Operations.

Amortization expense was $6.6 million and $7.9 million for the three and nine months ended September 30, 2015, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2014, respectively.

Amortization of Intangible Assets held at September 30, 2015 is expected to be $8.4 million for the year ending December 31, 2015 and $1.8 million for each of the years ending December 31, 2016, 2017, 2018 and 2019. The intangible assets as of September 30, 2015 are expected to amortize over a weighted-average period of 6.7 years.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30,	December 31,
	2015	2014
Office Equipment	$5,204	$2,904
Leasehold Improvements	40,354	10,066
Furniture and Fixtures	11,112	4,434
Less: Accumulated Depreciation	(14,880)	(12,293)
Furniture, Equipment and Leasehold Improvements, Net	$41,790	$5,111

Depreciation expense, including Parent allocations, was $1.2 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, and $1.1 million and $4.1 million for the three and nine months ended September 30, 2014, respectively, and was included in Depreciation and Amortization in the Condensed Combined Statements of Operations.

7.	INCOME TAXES

PJT Partners income taxes were calculated on a separate tax return basis, although PJT Partners’ operations have historically been included in Parent’s U.S. Federal, state and foreign tax returns. As a standalone entity, PJT Partners’ deferred taxes and effective tax rate may differ from those in the historical periods.

PJT’s effective tax rate was 4.5% and -4.1% for the three months ended September 30, 2015 and 2014, respectively, and 17.5% and -3.2% for the nine months ended September 30, 2015 and 2014, respectively. PJT’s income tax provision was $2.0 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and $4.0 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively.

PJT’s effective tax rate for the three and nine months ended September 30, 2015 and 2014 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

As of September 30, 2015, the Company had no unrecognized tax benefits.

8.	EQUITY-BASED COMPENSATION

Until the consummation of the spin-off, existing PJT Partners employees participated in Parent’s equity compensation plans. The equity-based compensation expense recorded by PJT Partners, for the periods presented, includes the expense associated with the employees historically attributable to PJT Partners’ operations. As the equity-based compensation plans are Parent’s plans, the amounts have been recognized within Parent Company Investment and Due from Blackstone in the Condensed Combined Statements of Financial Condition.

Parent has granted equity-based compensation awards to the Company’s partners, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with Parent’s IPO. The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Parent common units or Parent Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2015, the Parent had the ability to grant 165,943,809 units under the Equity Plan.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the three and nine months ended September 30, 2015, the Company recorded compensation expense of $4.4 million and $44.9 million, respectively, excluding Parent allocations, in relation to its equity-based awards with corresponding tax benefits of $27 and $0.1 million, respectively. For the three and nine months ended September 30, 2014, the Company recorded compensation expense of $17.5 million and $67.6 million, respectively, excluding Parent allocations, in relation to its equity-based awards with corresponding tax benefits of $0.1 million and $0.3 million, respectively.

As of September 30, 2015, there was $43.1 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.

Total vested and unvested outstanding units, including Parent common units, Parent Holdings Partnership Units and deferred restricted common units, were 16,164,782 as of September 30, 2015. There were no outstanding unvested phantom units as of September 30, 2015.

A summary of the status of the Company’s unvested equity-based awards as of September 30, 2015 and of changes during the period January 1, 2015 through September 30, 2015 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
		Weighted-	Deferred	Weighted-		Weighted-
		Average	Restricted	Average		Average
	Blackstone	Grant Date	Common	Grant Date	Phantom	Grant Date
Unvested Units	Units	Fair Value	Units	Fair Value	Units	Fair Value
Balance, December 31, 2014	3,357,200	$23.05	2,297,924	$16.40	513	$32.62
Granted	154,917	40.92	1,211,636	34.48	—	—
Vested	(1,387,931)	27.28	(1,441,712)	18.94	(513)	32.62
Forfeited	(193,729)	31.48	(112,999)	22.68	—	—
Transferred Out (a)	(449,002)	20.74	(120,169)	15.48	—	—
Balance, September 30, 2015	1,481,455	$20.55	1,834,680	$26.02	—	$—

(a)	Represents the transfer of units related to employee transfers from PJT Partners to another Blackstone business.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2015, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Blackstone Holdings Partnership Units	1,352,591	2.0
Deferred Restricted Blackstone Common Units	1,566,917	2.0
Total Equity-Based Awards	2,919,508	2.0

Deferred Restricted Common Units and Phantom Units

Blackstone granted deferred restricted common units to certain partner and non-partner professionals, analysts and senior finance and administrative personnel and selected external advisers and phantom units (cash settled equity-based awards) to other partner and non-partner employees. Holders of deferred restricted common units and phantom units are not entitled to any voting rights. Only phantom units are to be settled in cash.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The fair values of deferred restricted common units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 5 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 5.5% to 16.7% annually by employee class, and a per unit discount, ranging from $0.01 to $4.70 as a majority of these unvested awards do not contain distribution participation rights. In most cases, Blackstone will not make any distributions with respect to unvested deferred restricted common units. However, there are certain grantees who receive distributions on both vested and unvested deferred restricted common units.

The phantom units have vested over the assumed three-year service period. On each such vesting date, Blackstone delivered cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes a forfeiture rate based upon a historical turnover rate of 16.7% annually for this employee class. Blackstone is accounting for these cash settled awards as a liability. No amounts were paid to non-partner employees in settlement of phantom units for the three or nine months ended September 30, 2015.

Parent Holdings Partnership Units

At the time of Parent’s reorganization in 2007, Parent’s predecessor owners and selected advisers received 827,516,625 Partner Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 were to vest over a period of up to 8 years from the IPO date. Subsequent to this reorganization, Parent has granted Parent Holdings Partnership Units to newly hired partners. Parent has accounted for the unvested Parent Holdings Partnership Units as compensation expense over the vesting period. The fair values have been derived based on the closing price of Parent’s common units on the date of the grant, or $31 (based on the IPO price per Parent common unit) for those units issued at the time of the reorganization, multiplied by the number of unvested awards and expensed over the assumed service period which ranges from 1 to 5 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 16.7%, based on historical experience.

9.	RELATED PARTY TRANSACTIONS

Receivable from Affiliates

Receivable from Affiliates includes placement and advisory fee receivables from affiliates. Placement fee receivables from affiliates totaled $16.3 million and $11.9 million as of September 30, 2015 and December 31, 2014, respectively. Advisory fee receivables from affiliates totaled $1.4 million and $0.3 million as of September 30, 2015 and December 31, 2014, respectively.

Due from Blackstone

Due from Blackstone represents the net amount of non-placement and advisory fee related receivables and payables transacted with affiliates in the ordinary course of business. Due from Blackstone includes PJT Partners’ relationship with Blackstone’s treasury and central bill paying entity offset by expenses incurred by Blackstone on PJT Partners’ behalf including but not limited to accounting, payroll, human resources, legal, compliance, financial administration and information technology.

Revenues Earned from Affiliates

Advisory Fees earned from affiliates totaled $0.8 million and $9.8 million for the three months ended September 30, 2015 and 2014, respectively, representing 0.7% and 18.4% of total Advisory Fees for such periods, respectively. Placement Fees earned from affiliates totaled $3.0 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively, representing 10.7% and 11.4% of total Placement Fees for such periods, respectively.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Advisory Fees earned from affiliates totaled $4.2 million and $31.1 million for the nine months ended September 30, 2015 and 2014, respectively, representing 1.9% and 17.0% of total Advisory Fees for such periods, respectively. Placement Fees earned from affiliates totaled $14.3 million and $10.4 million for the nine months ended September 30, 2015 and 2014, respectively, representing 18.8% and 15.4% of total Placement Fees for such periods, respectively. These fees were earned in the ordinary course of business.

Interest Income earned from affiliates totaled $0.1 million for each of the three months ended September 30, 2015 and 2014. Interest Income earned from affiliates totaled $0.2 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Corporate Allocations

Blackstone has historically provided PJT Partners with various office facilities, administrative and operational support services at cost. Such expenses have historically been allocated to PJT Partners based upon an established methodology appropriate to the expense. Under this methodology, expenses incurred by support service groups are allocated based upon agreed expense drivers. Example allocation methodologies include time and labor studies and proportional usage, headcount or square footage measures. Additionally, Blackstone incurs expenses on behalf of PJT Partners that can be specifically attributed to PJT Partners. Such expenses are comprised principally of compensation and benefits, occupancy and office services, communications and information services, research and professional fees. PJT Partners reimburses Blackstone for its share of all such expenses paid on its behalf.

Additionally, Blackstone provides bill paying, payroll, cash management and foreign currency risk services on behalf of PJT Partners. These arrangements generate amounts due to or due from Blackstone which are reflected in Due from Blackstone.

Management believes the assumptions underlying the condensed combined financial statements are reasonable. Nevertheless, the condensed combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect PJT Partners’ combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if PJT Partners had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

In connection with the spin-off, the Company incurred severance costs for the year ended December 31, 2014, which was recorded as Compensation and Benefits in the Condensed Combined Statements of Operations. The severance costs were primarily associated with the termination of employees and related benefits. A net reversal of severance of $2.9 million and $2.6 million was recorded for the three and nine months ended September 30, 2015, respectively. The Company did not incur any severance costs in connection with the spin-off for the three and nine months ended September 30, 2014. The following table summarizes the net accrued balance and utilization by caption as recorded in the Condensed Combined Statements of Financial Condition:

		Accrued
	Due to	Compensation
	Blackstone	and Benefits	Total
Severance, December 31, 2014	$10,372	$3,021	$13,393
Severance Incurred (Reversed)	(2,526)	(94)	(2,620)
Payments	(7,706)	(2,927)	(10,633)
Severance, September 30, 2015	$140	$—	$140

As noted above, Blackstone provides payroll services on behalf of the Company. The severance liability is thus recorded based on whether Blackstone or the Company will pay the liability. At September 30, 2015, the Company has a net receivable from Blackstone and thus the Due to Blackstone is a component of the net Due from Blackstone in the Condensed Combined Statements of Financial Condition.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

10.	COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

As of September 30, 2015, the aggregate minimum future payments required on the operating leases are as follows:

2015	$941
2016	17,009
2017	22,336
2018	21,310
2019	20,836
Thereafter	153,419
Total	$235,851

Total rent expense, including Parent allocations of rent expense, of $10.1 million and $6.0 million is included in Occupancy and Related in the Condensed Combined Statements of Operations for the three months ended September 30, 2015 and 2014, respectively. Total rent expense, including Parent allocations of rent expense, of $23.3 million and $17.0 million is included in Occupancy and Related in the Condensed Combined Statements of Operations for the nine months ended September 30, 2015 and 2014, respectively. These amounts include variable operating escalation payments, which are paid when invoiced.

At September 30, 2015 and December 31, 2014, the Company maintained irrevocable standby letters of credit for the leases of $713 and $238, respectively.

Litigation

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, after consultation with external counsel, the Company believes it is not probable and/or reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed combined financial statements of the Company.

Indemnification

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is not known. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

11.	EMPLOYEE BENEFIT PLANS

Prior to the spin-off, Parent provided a 401(k) plan (the “Plan”) for eligible employees in the United States. For certain administrative employees who were eligible for participation in the Plan, Parent made a non-elective contribution of 2% of such employee’s annual compensation up to a maximum of one thousand six hundred dollars regardless of whether the employee makes any elective contributions to the Plan. In addition, Parent also contributed 50% of certain eligible employee’s contribution to the Plan with a maximum matching contribution of one thousand six hundred dollars. For the three months ended September 30, 2015 and 2014, the Company incurred expenses of $44 and $41, respectively, in connection with such Plan. For the nine months ended September 30, 2015 and 2014, the Company incurred expenses of $0.2 million and $0.3 million, respectively, in connection with such Plan.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Prior to the spin-off, Parent provided a defined contribution plan for eligible employees in the United Kingdom (the “U.K. Plan”). All United Kingdom employees were eligible to contribute to the U.K. Plan after three months of qualifying service. Parent contributed a percentage of an employee’s annual salary, subject to United Kingdom statutory restrictions, on a monthly basis for employees of the Company. For the three months ended September 30, 2015 and 2014, the Company incurred expenses of $40 and $68, respectively, in connection with the U.K. Plan. For the nine months ended September 30, 2015 and 2014, the Company incurred expenses of $129 and $135, respectively, in connection with the U.K. Plan.

12.	REGULATED ENTITIES

Park Hill Group LLC, which is an entity within the Park Hill Group fund placement and secondary advisory business, is a registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital as of September 30, 2015 and December 31, 2014 of $11.6 million and $34.6 million, respectively, which exceeded the minimum net capital requirement by $11.4 million and $34.3 million, respectively.

Park Hill Group LLC does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, is exempt from the SEC Customer Protection Rule (Rule 15c3-3).

13.	BUSINESS INFORMATION

PJT Partners’ activities providing strategic advisory, restructuring and reorganization and fund placement and secondary advisory services constitute a single reportable segment. An operating segment is a component of an entity which conducts business, incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker in assessing performance and making resource allocation decisions. PJT Partners has a single operating segment and therefore a single reportable segment.

Since the financial markets are global in nature, PJT Partners generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following table sets forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be reflective of the geography in which the Company’s clients are located.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Domestic	$142,981	$73,756	$286,393	$220,245
International	4,341	5,769	15,723	32,226
Total	$147,322	$79,525	$302,116	$252,471

	September 30,	December 31,
	2015	2014
Assets
Domestic	$278,411	$329,475
International	23,184	18,476
Total	$301,595	$347,951

The Company is not subject to any material concentrations with respect to its revenues for the three or nine months ended September 30, 2015 and 2014, or credit risk with respect to its accounts receivable as of September 30, 2015 and December 31, 2014.

PJT Partners

Notes to Condensed Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

14.	SUBSEQUENT EVENTS

On October 1, 2015, PJT Partners completed the reorganization of its business and the separation from its former Parent. Refer to Note 3. “Reorganization and Spin-Off.”

On October 1, 2015, PJT Partners Holdings LP acquired all of the outstanding equity interests in PJT Capital LP. The effect of the transaction was a transfer of PJT Capital LP interests to PJT Partners Holdings LP in exchange for unvested PJT Partners Holdings LP units. No other consideration was transferred. This transaction will be accounted for as a business combination and PJT Capital LP’s operating results will be included in the Company’s financial statements from the date of transaction. The Company has not yet completed the related purchase price allocation principally due to the recent acquisition date. Upon completion of the valuation analysis, the Company expects to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. The Company expects to record certain identifiable intangible assets as part of the acquisition.

On October 1, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) and related documents with First Republic Bank, as lender (the “Lender”). The Loan Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Loan Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 2, 2017. The proceeds of the Credit Facility are available for working capital and general corporate purposes. Interest on the borrowings is based on the prime rate minus 1.0% and undrawn commitments bear a commitment fee. The Loan Agreement contains customary representations, covenants and events of default. Financial covenants consist of a minimum consolidated tangible net worth, maximum leverage ratio, minimum consolidated liquidity ratio and limitation on additional indebtedness, each tested quarterly. There were no borrowings subsequent to September 30, 2015 on the revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners’ Condensed Combined Financial Statements and the related notes included in this Quarterly Report on Form 10‑Q.

The financial statements, which are discussed below, reflect the historical financial condition, results of operations and cash flows of the strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of Blackstone. The financial information discussed below and included in this Quarterly Report on Form 10-Q, however, may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a standalone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.

Our Business

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, restructuring and reorganization and fund placement and secondary advisory services to corporations, financial sponsors, institutional investors and governments around the world. We offer a balanced portfolio of advisory services designed to help our clients realize major corporate milestones. We also provide, through Park Hill Group, fund placement and secondary advisory services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

We have world-class franchises in each of the areas in which we compete. Our strategic advisory business, established in 1985, offers a broad range of financial advisory and transaction execution capability, including mergers and acquisitions (“M&A”), joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Our restructuring and reorganization business, established in 1991, is one of the world’s leading advisors to companies and creditors in restructurings and bankruptcies around the globe. With vast expertise in highly complex capital structure challenges, the restructuring group’s services include debtor advisory, creditor advisory, out-of-court solutions, distressed mergers and acquisitions and expert witness testimony. Park Hill Group, our fund placement and secondary advisory business, is a world leading fund placement agent and has provided fund placement and secondary advisory services for a diverse range of investment strategies since its inception in 2005. Moreover, Park Hill Group is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups.

Business Environment

According to Thomson Reuters, worldwide M&A volume for the first nine months of 2015 was up 32% compared to the first nine months of 2014 and the strongest first nine months since 2007.1

We expect this trend to continue as a result of an improving global macroeconomic environment, strong corporate balance sheets, a trend toward global consolidation and an environment in which companies are increasingly pursuing strategic acquisitions as part of their growth strategy. M&A volume is subject to periodic fluctuation based on a variety of factors, including conditions in the credit markets and other macroeconomic factors. For instance, recent periods have seen a decline in the number of leveraged buyouts in excess of certain debt levels due in part to the implementation of guidance from U.S. federal banking agencies with regard to leveraged lending practices. However, we believe there continue to be ample opportunities for sponsor M&A activity. Moreover, we believe such constraints have had very little impact, if any, on M&A volumes more generally.

1 Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for the First Nine Months of 2015, based on figures extracted from Thomson Reuters databases as of September 30, 2015.

According to Standard & Poors RatingsDirect, the number of global corporate defaults rose to 81 issuers for the nine months ended September 30, 2015, up from 44 for the nine months ended September 30, 20142. Even with the increased number of defaults, the S&P global trailing-twelve-month speculative-grade default rate remained low, at 2.4% as of September 30, 20153.

In addition, greater investor demand has led to a 17% compound annual growth rate in global capital raising for alternative investment strategies over the last five years and a 3% increase in capital raised between the nine months ended September 30, 2015 and 2014, according to data from Preqin Ltd.

We expect this current trend will continue as the combination of volatile returns in public equities and low yields on traditional fixed income investments shifts investor focus to the lower correlated and absolute levels of returns offered by alternative assets. As a leading alternative asset fundraising platform, Park Hill Group is well-positioned to benefit from this tailwind.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from Advisory Fees and Placement Fees. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

Advisory Fees – Our strategic advisory services include a broad range of financial advisory and transaction execution services relating to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory and distressed sales. Our restructuring and reorganization services include providing advice to corporations and creditors in bankruptcies and restructurings around the world, with particular expertise in large, complex and high-profile deals. In conjunction with providing such restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services provided by Park Hill Group include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Advisory Fees typically consist of advisory retainer and transaction-based fee arrangements. The amount and timing of the fees paid vary by the type of engagement. The majority of our Advisory Fees are dependent on the successful completion of a transaction.

A transaction can fail to be completed for many reasons, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

From time to time we serve as an advisor to portfolio companies owned or controlled by Blackstone as well as funds managed by Blackstone. Advisory Fee Revenue from such assignments was 0.7% and 18.4% of our Advisory Fees for the three months ended September 30, 2015 and 2014, respectively. Advisory Fee Revenue from such assignments was 1.9% and 17.0% of our Advisory Fees for the nine months ended September 30, 2015 and 2014, respectively.

2 Source: “Default, Transition, and Recovery: Distressed Exchanges By Edcon And Floworks International Bump Global Corporate Default Tally To 81 This Week.” Author: Diane Vazza, Sudeep K Kesh. Publication Date: October 1, 2015. Published by: Standard & Poor’s Financial Services LLC. Reproduced with permission of Standard & Poor’s Financial Services LLC.

3 Source: “Default, Transition, and Recovery: NYDJ Apparel LLC Distressed Exchange This Week Raises Global Corporate Default Tally To 90 Issuers.” Author: Diane Vazza, Sudeep K Kesh. Publication Date: October 29, 2015. Published by: Standard & Poor’s Financial Services LLC. Reproduced with permission of Standard & Poor’s Financial Services LLC.

Placement Fees – Our fund placement services are provided within Park Hill Group and primarily serve private equity, real estate and hedge funds. Our team advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. We also provide private placement fundraising services to our corporate clients and earn placement fees based on successful completion of the transaction.

Fund placement fees earned for services provided to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments, in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized as commitments are accepted (referred to as a “closing”). Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically the London Interbank Offered Rate (“LIBOR”) plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, we recognize revenue at each closing as our performance obligations are fulfilled. For open-end structures, placement fees are earned based on net asset value (“NAV”) and calculated as a percentage of a placed investor’s month-end NAV. Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed and determinable.

We may receive non-refundable up-front fees upon execution of agreements with funds to provide capital fundraising services, which are recorded as revenues in the period over which services are provided.

From time to time, we serve as an advisor to funds managed by Blackstone and to portfolio companies owned or controlled by Blackstone. Placement Fee Revenue from such assignments was 10.7% and 11.4% of our Placement Fees for the three months ended September 30, 2015 and 2014, respectively. Placement Fee Revenue from such assignments was 18.8% and 15.4% of our Placement Fees for the nine months ended September 30, 2015 and 2014, respectively.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable as well as miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars. Interest on Placement Fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable and Receivable from Affiliates in the Condensed Combined Statements of Financial Condition.

Expenses

Compensation and Benefits – Compensation and Benefits expense includes employee and partner salaries, bonuses, benefits and employer taxes. Changes in this expense are driven by fluctuations in the number of employees, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus and equity plans can also have a significant impact on this expense category and may vary from year to year.

We maintain compensation programs, including base salary, cash, deferred cash and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel and it reflects the impact of newly-hired senior professionals, including related grants of equity awards which are generally valued at their grant date.

Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts. In our advisory businesses, these hires generally do not begin to generate significant revenue in the year they are hired.

Our remaining expenses are the other costs typical to operating our business, which consist of:

•

Occupancy and Related – consisting primarily of costs related to leased property including rent, maintenance, real estate taxes, utilities and other related costs. Our company headquarters are located in New York, NY, and we maintain additional offices in the U.S. and throughout the world;

•	Travel and Related – consisting of costs for our partners and employees to render services where our clients are located;
•	Professional Fees – consisting principally of consulting, audit and tax, recruiting and legal services;
•	Communications and Information Services – consisting primarily of costs for our technology infrastructure, telecommunications costs and fees paid for access to external market data;
•	Depreciation and Amortization – depreciation and amortization on our furniture, fixtures and equipment and intangible assets; and
•	Other Expenses – consisting principally of research, bad debt and interest.

Income Taxes – Our operations have historically been included in Parent subsidiaries’ income tax returns, except for certain entities that are classified as partnerships for U.S. tax purposes. Our historical income tax expense and deferred tax balances have been presented in the combined financial statements on a separate company basis as if we filed income tax returns on a standalone basis separate from Blackstone. After consummation of the spin-off, PJT Partners Inc. became subject to U.S. Federal, state, local and foreign income taxes with respect to its allocable share of any taxable income of PJT Partners Holdings LP at the prevailing corporate tax rates. Accordingly, our deferred taxes and effective tax rate will differ from those in the historical periods.

We are subject to entity level taxation in New York City and certain foreign businesses are subject to entity level foreign income taxes. As a result, the Condensed Combined Statements of Operations include tax expense related to jurisdictions where those businesses operate.

Non-GAAP Financial Measure

Adjusted Net Income

We believe Adjusted Net Income is a key performance measure of value creation, a benchmark of performance and a key indicator in making resource allocation and compensation decisions. Adjusted Net Income represents Net Income (Loss) Attributable to PJT Partners excluding adjustments for Compensation and Benefits, Depreciation and Amortization and after current period taxes. The adjustments represent equity-based compensation charges resulting from Blackstone’s IPO, special equity awards from reissued IPO units and amortization of intangible assets. Adjusted Net Income is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Net Income (Loss) Attributable to PJT Partners.

For the calculation of this non-GAAP financial measure and a reconciliation of Net Income (Loss) Attributable to PJT Partners to Adjusted Net Income, please see “—Combined Results of Operations—Adjusted Net Income” below.

In the interest of limiting the adjustments to GAAP results reflected in Adjusted Net Income to only the most significant items, the Company amended its definition of Adjusted Net Income in the third quarter of 2015 to no longer exclude transaction-related expenses associated with the spin-off. Adjusted Net Income amounts presented for prior periods have been conformed to this presentation.

Combined Results of Operations

Following is a discussion of our combined results of operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended				Nine Months Ended
	September 30,		2015 vs. 2014		September 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$116,205	$53,409	$62,796	118%	$221,471	$182,912	$38,559	21%
Placement Fees	27,776	25,374	2,402	9%	76,099	67,562	8,537	13%
Interest Income and Other	3,341	742	2,599	350%	4,546	1,997	2,549	128%
Total Revenues	147,322	79,525	67,797	85%	302,116	252,471	49,645	20%
Expenses
Compensation and Benefits	67,060	76,623	(9,563)	-12%	206,820	245,601	(38,781)	-16%
Occupancy and Related	10,539	6,330	4,209	66%	24,583	18,691	5,892	32%
Travel and Related	4,029	2,816	1,213	43%	10,388	8,678	1,710	20%
Professional Fees	8,744	2,486	6,258	252%	14,280	7,497	6,783	90%
Communications and Information Services	2,824	1,646	1,178	72%	5,991	5,021	970	19%
Depreciation and Amortization	7,810	1,786	6,024	337%	10,845	6,094	4,751	78%
Other Expenses	2,455	1,482	973	66%	6,476	8,179	(1,703)	-21%
Total Expenses	103,461	93,169	10,292	11%	279,383	299,761	(20,378)	-7%
Income (Loss) Before Provision for Taxes	43,861	(13,644)	57,505	N/M	22,733	(47,290)	70,023	N/M
Provision for Taxes	1,971	553	1,418	256%	3,973	1,527	2,446	160%
Net Income (Loss) Attributable to PJT Partners	$41,890	$(14,197)	$56,087	N/M	$18,760	$(48,817)	$67,577	N/M

N/M	Not meaningful.

The Company’s results of operations for the three and nine months ended September 30, 2015 and 2014 reflect the historical financial results of operations of the strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of Blackstone. The results of operations may not necessarily reflect our results of operations had we been a standalone company during the periods presented or what our financial results may be in the future. Additionally, the results of operations of PJT Capital LP are not included in the results of operations for the three and nine months ended September 30, 2015 and 2014 as the acquisition did not occur until October 1, 2015.

We expect to experience changes in our ongoing cost structure for certain items that we will incur as a public company. For example, Blackstone has historically provided certain corporate functions on PJT Partners’ behalf, including, but not limited to, insurance, access to liquidity, including working capital, and directors’ fees. Our historical combined financial statements include direct expenses and allocations of expenses from Blackstone. These costs may not be representative of the future costs we may incur as a public company.

We have incurred certain costs during the transition to being a standalone public company. These costs have included, for example, additional accounting, tax and other professional costs pertaining to the spin-off and establishment of PJT Partners as a standalone public company, recruiting and relocation costs associated with hiring personnel, costs related to establishing PJT Partners’ brand in the marketplace and costs to build out our corporate infrastructure. The results of operations for the three and nine months ended September 30, 2015 reflect these additional costs.

Revenues

Total Revenues were $147.3 million for the three months ended September 30, 2015, an increase of $67.8 million compared to Total Revenues for the three months ended September 30, 2014 of $79.5 million. The increase in Total Revenues was primarily attributable to an increase of $62.8 million in Advisory Fees, primarily driven by significant fee realizations on a number of M&A transactions that closed during the three months ended September 30, 2015.

The number of clients from which we earned Advisory Fees decreased from 71 for the three months ended September 30, 2014 to 57 for the three months ended September 30, 2015. The number of clients from which we earned Advisory Fees equal to or greater than $1 million increased to 14 for the three months ended September 30, 2015 from 12 for the three months ended September 30, 2014. The number of clients from which we earned Placement Fees increased to 41 for the three months ended September 30, 2015 from 40 for the three months ended September 30, 2014. The number of clients from which we earned Placement Fees equal to or greater than $1 million decreased to 8 for the three months ended September 30, 2015 from 10 for the three months ended September 30, 2014. For the three months ended September 30, 2015, two clients represented 49.5% of Advisory Fees. For the three months ended September 30, 2014, two clients represented 21.4% of Advisory Fees. For the three months ended September 30, 2015, four clients represented 51.3% of Placement Fees. For the three months ended September 30, 2014, two clients represented 27.6% of Placement Fees.

Total Revenues were $302.1 million for the nine months ended September 30, 2015, an increase of $49.6 million compared to Total Revenues for the nine months ended September 30, 2014 of $252.5 million. The increase in revenues was primarily driven by increases in Advisory Fees and Placement Fees of $38.6 million and $8.5 million, respectively. The increase in Advisory Fees was primarily driven by significant fee realizations on a number of M&A transactions that closed during the third quarter of 2015. The increase in Placement Fees was primarily due to an increase in the size of closed transactions.

The number of clients from which we earned Advisory Fees decreased to 102 for the nine months ended September 30, 2015 from 119 for the nine months ended September 30, 2014. The number of clients from which we earned Advisory Fees equal to or greater than $1 million decreased from 48 for the nine months ended September 30, 2014 to 47 for the nine months ended September 30, 2015. The number of clients from which we earned Placement Fees increased from 57 for the nine months ended September 30, 2014 to 59 for the nine months ended September 30, 2015. The number of clients from which we earned Placement Fees equal to or greater than $1 million decreased from 25 for the nine months ended September 30, 2014 to 22 for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, two clients represented 29.3% of Advisory Fees. For the nine months ended September 30, 2014, no one client represented 10% or more of Advisory Fees. For the nine months ended September 30, 2015 and 2014, no one client represented 10% or more of Placement Fees.

Expenses

Expenses were $103.5 million for the three months ended September 30, 2015, an increase of $10.3 million compared to $93.2 million for the three months ended September 30, 2014. The increase in expenses was primarily attributable to increases in Professional Fees, Depreciation and Amortization and Occupancy and Related Expenses of $6.3 million, $6.0 million and $4.2 million, respectively, and partially offset by a decrease of $9.6 million in Compensation and Benefits. The increase in Professional Fees was primarily related to the build-out of our corporate infrastructure as well as an increase in legal and other professional services expense incurred in connection with the spin-off. The increase in Occupancy and Related was primarily due to increased rent expense associated with moving into new office locations in New York, London and Hong Kong as well as the continuation of rent expense in our previous office locations during the period of transition. The increase in Depreciation and Amortization was related to the impairment of intangible assets, as further described in Note 5. “Goodwill and Intangible Assets,” in the “Notes to Condensed Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The decrease in Compensation and Benefits was primarily from a change in terms of deferred compensation plan awards, a decrease in transaction-based equity compensation amortization and a decrease in headcount.

Expenses were $279.4 million for the nine months ended September 30, 2015, a decrease of $20.4 million compared to $299.8 million for the nine months ended September 30, 2014. The decrease in expenses was primarily attributable to a decrease of $38.8 million in Compensation and Benefits and partially offset by increases primarily in Professional Fees, Occupancy and Related and Depreciation and Amortization of $6.8 million, $5.9 million and $4.8 million, respectively. The decrease in Compensation and Benefits was primarily from a change in terms of deferred compensation plan awards, a decrease in transaction-based equity amortization and a decrease in headcount. The reasons for the increases in Professional Fees, Occupancy and Related and Depreciation and Amortization expenses between the nine months ended September 30, 2014 and nine months ended September 30, 2015 are primarily the same as those described in the preceding paragraph.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended September 30, 2015 and 2014 was $2.0 million and $0.6 million, respectively. This resulted in an effective tax rate of 4.5% and -4.1%, respectively, based on our Income Before Provision for Taxes of $43.9 million for the three months ended September 30, 2015 and Loss Before Provision for Taxes of $13.6 million for the three months ended September 30, 2014, respectively. The effective tax rate increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to the increase in pretax income.

The Company’s Provision for Taxes for the nine months ended September 30, 2015 and 2014 was $4.0 million and $1.5 million, respectively. This resulted in an effective tax rate of 17.5% and -3.2%, respectively, based on our Income Before Provision for Taxes of $22.7 million for the nine months ended September 30, 2015 and Loss Before Provision for Taxes of $47.3 million for the nine months ended September 30, 2014. The effective tax rate increased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the increase in pretax income.

Adjusted Net Income

The following table is a reconciliation of Net Income (Loss) Attributable to PJT Partners to Adjusted Net Income for the respective periods:

	Three Months Ended				Nine Months Ended
	September 30,		2015 vs. 2014		September 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Net Income (Loss) Attributable to PJT Partners	$41,890	$(14,197)	$56,087	N/M	$18,760	$(48,817)	$67,577	N/M
Provision for Taxes	1,971	553	1,418	256%	3,973	1,527	2,446	160%
Income (Loss) Before Provision for Taxes	43,861	(13,644)	57,505	N/M	22,733	(47,290)	70,023	N/M
Adjustments
Compensation and Benefits (a)	(1,372)	15,631	(17,003)	N/M	21,965	55,911	(33,946)	-61%
Depreciation and Amortization (b)	6,622	663	5,959	899%	7,948	1,989	5,959	300%
Adjusted Pretax Income	49,111	2,650	46,461	N/M	52,646	10,610	42,036	396%
Taxes (c)	1,828	643	1,185	184%	3,067	1,917	1,150	60%
Adjusted Net Income	$47,283	$2,007	$45,276	N/M	$49,579	$8,693	$40,886	470%

N/M	Not meaningful.
(a)

This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for Compensation and Benefits, which includes principally equity-based compensation charges associated with Blackstone’s IPO and special equity awards from reissued IPO units. This adjustment primarily relates to equity-based compensation charges associated with the vesting during the periods presented of awards granted and re-issued in connection with the Blackstone IPO in 2007. These awards have vested in the period from 2007 through the second quarter of 2015. Additionally, during the third quarter of 2015, the previously established estimate for severance liability incurred in connection with the spin-off was reduced.

(b)

This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the amortization of intangible assets which are associated with Blackstone’s IPO and for the non-recurring non-cash charge associated with the impairment of certain intangible assets during the third quarter of 2015, as further described in Note 5. “Goodwill and Intangible Assets,” in the “Notes to Condensed Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

(c)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision calculated on Income (Loss) Before Provision for Taxes.

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, any commitments and other liquidity requirements. PJT Partners’ cash and cash equivalents reflects only the cash balances of legal entities transferring to PJT Partners.

Our assets have historically comprised cash and receivables related to fees earned from providing strategic advisory and placement services. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses and taxes payable. Intercompany amounts due to Blackstone were typically settled monthly, which included settlements of accruals for forecast year-end incentive compensation. Blackstone will retain and pay the accrual for year-end incentive compensation recorded at September 30, 2015. Incentive compensation recorded during the fourth quarter of 2015 will be recorded and paid by us. We expect to pay a significant amount of incentive compensation late each year or during the first two months of each calendar year with respect to the prior year’s results. A significant portion of annual compensation is awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

Additionally, in connection with the spin-off, we have entered into a credit facility with First Republic Bank to provide a $60 million revolving credit facility, with the ability to increase the credit facility up to $80 million during the period beginning December 1 each year through March 1 the following year, so long as no event of default has occurred and is continuing or would be caused by exercising such option. The revolving credit facility is further described in Note 14. “Subsequent Events,” in the “Notes to Condensed Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

We evaluate our cash needs on a regular basis in light of current market conditions. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $21.7 million and $38.5 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of September 30, 2015 and December 31, 2014, total accounts receivable including receivable from affiliates were $149.5 million and $175.1 million, respectively, net of allowance for doubtful accounts of $3.0 million and $3.8 million, respectively. As of September 30, 2015 and December 31, 2014, $46.3 million and $66.0 million, respectively, of receivables attributable to our fund placement and secondary advisory business were expected to be collected at or more than one year from each date.

In connection with the spin-off and associated transactions, our financial condition may be significantly different than our financial condition as reflected in these condensed combined financial statements as of September 30, 2015. As part of the reorganization, spin-off and acquisition, the following primary changes will impact the opening consolidated statement of financial condition of PJT Partners Inc.:

•	the recording of the assets transferred and liabilities assumed of PJT Capital LP as of the acquisition date along with any resulting goodwill and/or intangible assets;
•

PJT Partners’ new capitalization structure as a result of the spin-off, including to reflect the allocation of income (loss) between PJT Partners Inc. and redeemable non-controlling interests and the final net settlement of Blackstone’s net investment in PJT Partners;

•	initial contribution of cash and cash equivalents from Blackstone;
•	the recording of deferred tax assets;
•	the reversal of severance charges related to the reorganization, spin-off and acquisition, as well as an accrual in cash bonuses for PJT Partners personnel; and
•	the settlement of intercompany account balances between PJT Partners and Blackstone.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses, including cash compensation to our employees, funding the cash redemption of Partnership Units, paying income taxes, making distributions to our shareholders in accordance with our dividend policy, capital expenditures, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under the new revolving credit facility entered into in connection with the spin-off. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate or raise cash in the future, which depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors. Furthermore, our ability to forecast future cash flows is more limited because we do not have a recent operating history as a standalone company. If our cash flows from operations are less than we expect, we may need to incur additional debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangements we have in place will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets, and (3) the current state of the economy. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

Subject to the terms and conditions of the exchange agreement between us and certain of the holders of Partnership Units in PJT Partners Holdings LP, Partnership Units in PJT Partners Holdings LP are exchangeable at the option of the holder for cash, or, at our election, for shares of our Class A common stock on a one-for-one basis. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund cash-settled exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder. Issuing significant numbers of shares of our Class A common stock upon exchange of Partnership Units could adversely affect the tax consequences to Blackstone of the distribution. Accordingly, while we will retain the right under the Exchange Agreement to elect to settle exchanges in cash or Class A common stock in our sole discretion, we intend to limit such issuances of Class A common stock in settlement of exchanges of Partnership Units to the extent necessary to preserve the intended tax-free nature of the spin-off and to comply with our obligations under the Tax Matters Agreement.

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and selected international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 12. “Regulated Entities” in the “Notes to Condensed Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, restructuring and reorganization and fund placement and secondary advisory services businesses. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Park Hill Group LLC, which is an entity within our Park Hill Group fund placement and secondary advisory services business, is a registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital as of September 30, 2015 and December 31, 2014 of $11.6 million and $34.6 million, respectively, which exceeded the minimum net capital requirement by $11.4 million and $34.3 million, respectively. Park Hill Group LLC does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, is exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

In connection with the spin-off, PJT Partners Holdings LP acquired from Mr. Taubman and the other selling holders of equity interests in PJT Capital LP, PJT Partners LP, which is registered as a broker-dealer and is subject to the net capital requirement of Rule 15c3-1 under the Exchange Act. Our domestic strategic advisory and restructuring and reorganization businesses are conducted through PJT Partners LP. PJT Partners LP elected to adopt the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100,000 or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 8 to 1. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, is exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

We also conduct certain activities through a newly-formed subsidiary licensed with the United Kingdom’s Financial Conduct Authority, which is required to maintain regulatory net capital of €50,000, and certain activities through a newly-formed subsidiary licensed with the Hong Kong Securities and Futures Commission, which is subject to a minimum liquid capital requirement of HK$3 million. Our activities may also be subject to regulation, including regulatory capital requirements, by various other foreign jurisdictions and self-regulatory organizations.

We do not anticipate that compliance with any and all such requirements will materially adversely impact the availability of funds for domestic and parent-level purposes.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2015:

	October 1, 2015 to
Contractual Obligations	December 31, 2015	2016–2017	2018–2019	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$941	$39,345	$42,146	$153,419	$235,851
Purchase Obligations	841	5,160	533	11	6,545
Contractual Obligations	$1,782	$44,505	$42,679	$153,430	$242,396

(a)

We lease our primary office space under agreements that expire through 2030. Further disclosure regarding rent is presented in Note 10. “Commitments and Contingencies—Commitments, Operating Leases” in the “Notes to Condensed Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. In connection with these lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in the Condensed Combined Statements of Financial Condition.

Tax Receivable Agreement

Holders of Partnership Units (other than PJT Partners Inc.) may, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, from and after the first anniversary of the date of the consummation of the spin-off (subject to the terms of the exchange agreement) exchange their Partnership Units for cash or, at our election, for shares of Class A common stock of PJT Partners Inc. on a one-for-one basis. PJT Partners Holdings LP intends to make an election under Section 754 of the Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The IRS may challenge all or part of the tax basis increase and increased deductions, and a court could sustain such a challenge.

We have entered into a tax receivable agreement that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such future exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of PJT Partners Inc. and not of PJT Partners Holdings LP. PJT Partners Inc. expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of PJT Partners Inc. (calculated with certain assumptions) to the amount of such taxes that PJT Partners Inc. would have been required to pay had there been no increase to the tax basis of the assets of PJT Partners Holdings LP as a result of the exchanges and had PJT Partners Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless PJT Partners Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or PJT Partners Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations generally will be accelerated and due as if PJT Partners Inc. had exercised its right to terminate the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP, the payments that PJT Partners Inc. may make under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by the holders of Partnership Units.

We anticipate that we will account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from future exchanges as follows:

•	we will record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;
•

to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•

we will record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.

All of the effects of changes in any of our estimates after the date of the redemption or exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

Indemnifications

We enter into contracts that contain a variety of indemnifications. Our maximum exposure under these arrangements is not known. However, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Critical Accounting Policies

We prepare our condensed combined financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed combined financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

Principles of Combination

The condensed combined financial statements have been prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of Blackstone. The condensed combined financial statements reflect the financial position, results of operations and cash flows of PJT Partners as they were historically managed, in conformity with GAAP. The condensed combined financial statements include certain assets that have historically been held at the Blackstone corporate level but are specifically identifiable or otherwise attributable to these condensed combined financial statements, primarily goodwill and intangible assets.

These financial statements are presented as if such businesses had been combined for all periods presented. All intercompany transactions have been eliminated.

Revenue Recognition

Revenues consist of Advisory Fees, Placement Fees and Interest Income and Other. Fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured.

Advisory Fees – Advisory Fees consist of retainer and transaction-based fee arrangements related to strategic advisory services, restructuring and reorganization services and secondary advisory services provided by Park Hill Group. Advisory retainer and transaction-based fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. The majority of the Advisory Fees are dependent on the successful completion of a transaction.

Placement Fees – Placement Fees consist of fund placement services for alternative investment funds and private placements for corporate clients. Placement fees earned for services to corporate clients are recognized as earned upon successful completion of the transaction. Fund placement fees earned for services to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically LIBOR plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, revenue is recognized at each closing as the performance obligations are fulfilled. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end NAV. Typically, fees for such open-end fund structures are earned over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed and determinable.

The Company may receive non-refundable up-front fees upon execution of agreements with clients to provide capital fundraising services, which are recorded as revenues in the period over which services are provided.

Accrued but unpaid Advisory and Placement Fees are included in Accounts Receivable and Receivable from Affiliates in the Condensed Combined Statements of Financial Condition.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable as well as miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars. Interest on Placement Fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable and Receivable from Affiliates in the Condensed Combined Statements of Financial Condition.

Deferred Revenue – Deferred Revenue represents the receipt of Advisory and Placement Fees prior to such amounts being earned and is recognized using the straight-line method over the period that it is earned.

Expenses

Our principal expense is related to compensation and benefits. Our accounting policies related thereto are as follows:

Compensation and Benefits – Certain employees of PJT Partners participated in Blackstone’s equity-based compensation plans. Equity-based compensation expense related to these plans is based upon specific identification of cost related to PJT Partners’ employees. PJT Partners also receives allocated equity-based compensation expense associated with Blackstone employees of central support functions. Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and partners, and (b) equity-based compensation associated with the grants of equity-based awards to employees and partners. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

In certain instances, PJT Partners may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the derived service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied prior to termination, the remaining unrecognized compensation cost is accelerated.

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to Blackstone’s IPO. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available which is regularly reviewed by segment management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of PJT Partners’ reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

PJT Partners’ intangible assets are derived from customer relationships. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years, reflecting the average time over which such relationships are expected to contribute to cash flows. Amortization expense is included within Depreciation and Amortization in the Condensed Combined Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources or market or credit risk support that expose us to any liability that is not reflected in our condensed combined financial statements.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on PJT Partners can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Emerging Growth Company Implications

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies that are not emerging growth companies. These provisions include: (a) exemptions from the requirements to hold non-binding shareholder advisory votes on executive compensation or golden parachute arrangements, (b) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting, and (c) reduced disclosure about our executive compensation arrangements.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest of: (a) the end of the fiscal year following the fifth anniversary of the spin-off; (b) the first fiscal year after our annual gross revenues are $1.0 billion or more; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (d) the date we become a “large accelerated filer” under the Exchange Act.

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably elected to “opt out” of the exemption for the delayed adoption of certain accounting standards and, as a result, will comply with new or revised accounting standards required when they are adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Credit Risk

Our business is not capital-intensive and we do not invest in derivative instruments or, generally, borrow through issuing debt. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk.

Risks Related to Cash and Cash Equivalents

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash is primarily maintained at one major U.S. financial institution. We believe our cash and cash equivalents are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Credit Risk

We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. As of September 30, 2015 and December 31, 2014, our allowance for doubtful accounts was $3.0 million and $3.8 million, respectively, representing 2.0% and 2.1%, respectively, of the gross accounts receivable and receivable from affiliates outstanding at the respective dates.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the three and nine months ended September 30, 2015, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Combined Statements of Comprehensive Income (Loss) was a loss of $0.2 million and a gain of $0.6 million, respectively, and in Interest Income and Other in the Condensed Combined Statements of Operations a loss of $0.3 million and a gain of $25 thousand, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods as we do not consider there to be significant foreign exchange risk at this time.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleges, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants are grouped together with other defendants who are all alleged generically to have conspired to defraud the State of New Mexico. In May 2011, the trial court ruled that, as defendants had argued, FATA cannot constitutionally be applied retroactively. Plaintiffs appealed and, in December 2012, the intermediate appellate court affirmed the trial court’s determination that FATA cannot constitutionally be applied retroactively. Plaintiffs appealed. On June 25, 2015, the New Mexico Supreme Court reversed the intermediate appellate court and held that a provision of FATA imposing treble damages could be applied retroactively. The New Mexico Supreme Court reserved judgment on whether FATA’s provision imposing a civil penalty could be applied retroactively. The New Mexico Supreme Court also ordered this case to be consolidated with another case by the same plaintiffs, to which the Park Hill Defendants had not been parties. The proceedings in the trial court had been stayed pending resolution of Plaintiffs’ appeal and have now resumed following the New Mexico Supreme Court’s appointment of a pro-tem judge to oversee the consolidated action. On October 22, 2015, Plaintiffs filed a motion seeking leave to file a proposed amended consolidated complaint. The proposed amended complaint does not substantively change the allegations as to the Park Hill Defendants. On the same day, the New Mexico Attorney General indicated that the State of New Mexico intends to seek wholesale dismissal of these proceedings. At a status conference on October 26, 2015, the Court stayed Plaintiffs’ motion to amend pending resolution of the New Mexico Attorney General’s motion to dismiss. Also, in 2009, the Park Hill Defendants filed a motion to dismiss the claims against them. That motion has not been ruled upon.

We believe that the foregoing action is totally without merit and we will continue to defend it vigorously.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Registration Statement on Form 10, as filed with the SEC on September 2, 2015 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

The risks described in our Registration Statement and in our subsequently filed Quarterly Reports on Form 10‑Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer