Form 10-K
period 2015-12-31
PJT Partners Inc.
filed 2016-02-29
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-4797143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
280 Park Avenue New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 364-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2015, the Registrant’s Class A common stock was not traded on any exchange or over-the-counter market. As of October 1, 2015, the initial regular-way trading date of the Registrant on the New York Stock Exchange, the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was $376.4 million.

As of February 22, 2016, there were 17,966,456 shares of Class A common stock, par value $0.01 per share, and 300 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of The Blackstone Group L.P. (“Blackstone”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to Blackstone’s unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the company’s operating subsidiaries, and certain cash and cash equivalents it may hold from time to time as described in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating entity subsidiaries.

In this Annual Report on Form 10-K, unless the context requires otherwise, the words “PJT Partners Inc.” refers to PJT Partners Inc., and “PJT Partners,” the “company,” “we,” “us” and “our” refer to PJT Partners Inc., together with its consolidated subsidiaries, including PJT Partners Holdings LP and its operating subsidiaries.

Forward-Looking Statements

Certain material presented herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include the information concerning our results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in such forward-looking statements. You should not put undue reliance on any forward-looking statements contained herein. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

The risk factors discussed in the “Risk Factors” section of this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on its business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

Website Disclosure

We use our website (www.pjtpartners.com) as a channel of distribution of company information. The information we post may be deemed material. Accordingly, investors should monitor the website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about our Company when you enroll your e-mail address by visiting the “Investor Relations” page of our website at ir.pjtpartners.com/investor-relations. The contents of our website are not, however, a part of this report.

PART I.

ITEM 1.	BUSINESS

Overview

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, restructuring and special situations and fund placement and secondary advisory services to corporations, financial sponsors, institutional investors and governments around the world. We offer a balanced portfolio of advisory services designed to help our clients realize major corporate milestones. We also provide, through Park Hill Group, fund placement and secondary advisory services for alternative investment managers, including private equity funds, real estate funds and hedge funds. PJT Partners was created in October 2015 through Blackstone’s spin-off of its advisory businesses immediately following their combination with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013. The new company began trading on the New York Stock Exchange (“NYSE”) under the symbol “PJT” on October 1, 2015.

We have world-class franchises in each of the areas in which we compete. Our strategic advisory line of business, established in 1985 with the added complement of PJT Partners’ team of bankers, offers a broad range of financial advisory and transaction execution capability, including mergers and acquisitions (“M&A”), joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Our restructuring and special situations line of business, established in 1991, is one of the world’s leading advisors in restructurings and recapitalizations, both in and out of court, around the globe. With extensive expertise in highly complex capital structure challenges, our Restructuring and Special Situations Group’s services include advising companies, creditors and financial sponsors on recapitalizations, reorganizations, exchange offers, debt repurchases, capital raises and distressed mergers and acquisitions. Park Hill Group, our fund placement and secondary advisory line of business, is a world-leading fund placement agent and has provided fund placement and secondary advisory services for a diverse range of investment strategies since its inception in 2005. Moreover, Park Hill Group is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups.

We report the results of these activities in one operating segment. Financial and other information relating to our operating segment, including foreign and domestic operations for each of the last three fiscal years, is further described in Note 16. “Business Information” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

We believe the success of our business is based on a highly-experienced team and a relentless focus on our core principles: prioritizing our client’s interests, providing superior client service, developing our long-term relationships and leading with our human and intellectual capital. As of December 31, 2015, our firm had 289 professionals, including 46 partners.

Our Market Opportunity

We intend to grow our revenues by increasing our share of business from existing clients, developing new client relationships as we expand the breadth and depth of our services and enhancing collaboration across the firm to better serve our clients. Our strategy to achieve our growth objectives has four components:

•

Capitalize on Our Expanded Addressable Market. Following our separation from Blackstone we have the ability to compete for strategic advisory and fund placement engagements involving financial sponsors and other clients unhindered by the inherent conflicts associated with operating alongside Blackstone’s investing businesses. These opportunities would not have been available to us previously due to these conflicts.

•

Significantly Increase the Breadth and Depth of Our Advisory Franchise. We are focused on expanding our capabilities in areas where a sizable market opportunity clearly exists by hiring expert, top-tier talent to expand into new industry verticals, geographies and product capabilities, which will enable us to offer increasingly comprehensive and valuable solutions to a broader base of clients.

•

Enhance Collaboration Among our Three Businesses to Better Serve Clients. We operate a scaled, diversified global advisory franchise comprised of complementary businesses, which each share our culture of excellence, teamwork and entrepreneurship. Our partners and team members have relationships with hundreds of corporate executives, board members, financial sponsors and governments as well as expertise in multiple product areas, industry verticals and geographies. By operating in a more integrated and cohesive manner we are able to offer our clients a comprehensive and differentiated suite of advisory services. In addition, our deep networks across our three businesses allow us to connect clients and provide incremental value in helping them meet their strategic objectives.

•

Remain the Premier Destination for Talent. We will continue to attract best-in-class bankers who want to deliver a broad range of world-class services to their clients around the globe. We offer a unique and compelling proposition to them through our total focus on advisory services; commitment to building a culture of collaboration, character and growth; strong client relationships; deep and exceptional base of talent; and efficient and scalable support infrastructure.

Our Key Competitive Strengths

We intend to execute on our strategy by capitalizing on the following core strengths of our organization:

•

30 Years New. As the newly independent PJT Partners, we combine three decades of experience and excellence with the energy and enthusiasm of a new firm. We are recognized experts in strategic advisory, restructuring and special situations and fund placement and secondary advisory services. Our teams act as trusted advisors to a diverse group of clients around the world. We provide clients with creative solutions addressing a range of complex strategic and fundraising challenges. The creativity and depth of our advice, and the integrity and judgment with which we deliver it, provide a strong foundation for our new and growing business. The quality of our advice is core to what we do.

•

Complementary Business Lines. Our firm benefits from having three leading, balanced and complementary businesses. Our unique and diverse portfolio of industry, product and geographical expertise enables us to serve our clients in a differentiated way. Our leading strategic advisory practices allow us to provide best-in-class advice to clients whether they are looking for growth through strategic alternatives, advice in a restructuring or reorganization or access to capital. Our deep networks across businesses allow us to connect clients and help them meet their strategic objectives.

•

Global Reach and Importance. We have eight offices in five countries around the globe. From those offices, we are able to advise clients on complex problems anywhere in the world. Our partners have decades of experience and long-standing relationships with hundreds of corporate executives, board members, financial sponsors and governments. Their expertise across multiple product areas, industry verticals and geographies are sought by clients in complex, cross-border situations in dozens of countries. Our Park Hill business has generated long-standing relationships across Europe, the Middle East, Africa and Asia that give them unique access to global capital and drives incremental value for our clients.

•

Clients’ Results Are Our Reputation. Our success is built around the trust our clients have placed in us. We work every day to ensure that we are providing cutting edge advice on the critical matters facing our clients. We work to navigate our clients through complex challenges and bold opportunities to meet their strategic objectives. Delivering optimal outcomes is what we strive for – our clients’ results are our reputation.

•

Cohesive and Collaborative Partnership Culture. We have a cohesive partnership centered around core values including integrity, character and excellence. Our culture provides the ideal environment for idea sharing, collaboration and innovation. Our bankers are encouraged to make frequent client connections and leverage the experience and insights of fellow partners to deliver optimal client service and outcomes. Our culture also fosters retention of top talent and provides a superior platform from which to recruit top bankers at all levels.

Our Talent

As of December 31, 2015, we employed 353 individuals across eight offices around the world. This includes 289 professionals, of which 46 were partners. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

As a global-focused investment bank focused solely on providing innovative services to our clients, our people are our most valuable asset. Our partners average 24 years of relevant experience, which they leverage to provide the highest quality advice across our broad suite of strategic advisory, restructuring and special situations and fund placement and secondary advisory services. Our partners are supported by a first-rate team of professionals and we are committed to developing and maximizing their talent and skills.

Competition

The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are other investment banking and financial advisory firms. These entities include brokers and dealers, investment banking firms and commercial banks. We compete on both a global and a regional basis, and on the basis of a number of factors, including depth of client relationships, industry knowledge, transaction execution skills, our range of products and services, innovation, reputation and price.

We also compete to attract and retain qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the U.S. and across the globe. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. PJT Partners LP, through which strategic advisory and restructuring and special situations services are conducted in the United States, and Park Hill Group LLC, which is an entity within the Park Hill Group fund placement and secondary advisory business, are registered broker-dealers. These registered broker-dealers are subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of its member firms, which would include any such registered broker-dealer. State securities regulators also have regulatory or oversight authority over any such registered broker-dealer.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including capital structure, record-keeping and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

In addition to the regulation we are subject to in the U.S., we are subject to regulation internationally, such as by the Financial Conduct Authority in the United Kingdom and the Securities and Futures Commission in Hong Kong.

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50,000. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million.

Certain parts of our business are subject to compliance with laws and regulations of U.S. Federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

Broker-dealers are also subject to regulations, including the USA PATRIOT Act of 2001, which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures.

Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties. In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the Treasury Department’s Office of Foreign Assets Control (“OFAC”), publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals,” or SDNs. Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.

The Foreign Corrupt Practices Act (the “FCPA”) and the UK 2010 Bribery Act (the “UK Bribery Act”) prohibit the payment of bribes to foreign government officials and political figures. The FCPA has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens acting in an official capacity for or on behalf of foreign government-run or -owned organizations or public international organizations. The FCPA also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. Similarly, the UK Bribery Act prohibits us from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.

Park Hill Group is also affected by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois and California. Similar measures are being considered or have been implemented in other jurisdictions.

The Spin-off from Blackstone

Overview

On October 1, 2015, we and Blackstone completed a transaction pursuant to which Blackstone’s financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses were combined with PJT Capital and the combined business was distributed to Blackstone’s unitholders to form PJT Partners, an independent, publicly traded company.

Throughout this Annual Report on Form 10-K, we refer to this transaction as the “spin-off” or the “acquisition.”

In connection with the spin-off, we entered into a Separation and Distribution Agreement (the “Separation Agreement”) and several other agreements with Blackstone related to the spin-off. These agreements set forth the principal transactions required to effect the separation from Blackstone and provided for the allocation between us and Blackstone of various assets, liabilities, rights and obligations (including employee benefits and tax-related assets and liabilities) and govern the relationship between us and Blackstone after completion of the spin-off. These agreements also included arrangements with respect to transitional services to be provided by Blackstone to PJT Partners.

Refer to Note 12. “Transactions with Related Parties” in the “Notes to Consolidated and Combined Financial Statements” of “Part II. Item 8. Financial Statements and Supplementary Data” for further information about agreements entered into in connection with the spin-off.

Organizational Structure Following the Spin-Off

In connection with the spin-off, Blackstone underwent an internal reorganization, pursuant to which the operations that historically constituted Blackstone’s Financial Advisory reporting segment, other than Blackstone’s capital markets services business, were contributed to PJT Partners Holdings LP, a holding partnership that is controlled by PJT Partners Inc., as general partner. In the internal reorganization, the limited partners of the holding partnerships that owned Blackstone’s operating subsidiaries (the “Blackstone Holdings partnerships”) and certain individuals engaged in our business received Class A common stock of PJT Partners Inc., as well as common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) that, subject to certain terms and conditions, are exchangeable at the option of the holder for cash, or, at our election, for shares of our Class A common stock on a one-for-one basis. In addition, in connection with the spin-off, PJT Partners personnel received various types of awards under the PJT Partners Inc. 2015 Omnibus Incentive Plan denominated in shares of Class A common stock of PJT Partners Inc. and partnership interests in PJT Partners Holdings LP.

Prior to the distribution, PJT Partners Holdings LP acquired all of the outstanding equity interests in PJT Capital LP. In connection with the acquisition, Mr. Taubman and the other partners and employees of PJT Capital LP received unvested Partnership Units and other partnership interests in PJT Partners Holdings LP.

Following the internal reorganization and the acquisition, Blackstone distributed on a pro rata basis to its common unitholders, all of the issued and outstanding Class A common stock of PJT Partners Inc. held by it.

Following the spin-off, PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The ownership interest of the holders of Partnership Units (other than PJT Partners Inc.) is reflected as a redeemable non-controlling interest in PJT Partners Inc.’s consolidated and combined financial statements.

Our employees and certain Blackstone executive officers and employees also hold all issued and outstanding shares of the Class B common stock of PJT Partners Inc. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share, representing significantly less than one percent of the voting power entitled to vote thereon. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The voting power on applicable matters afforded to holders of partnership interests by their shares of Class B common stock is automatically and correspondingly reduced as they exchange Partnership Units for cash or for shares of Class A common stock of PJT Partners Inc. pursuant to the exchange agreement. If at any time the ratio at which Partnership Units are exchangeable for shares of Class A common stock of PJT Partners Inc. changes from one-for-one, the number of votes to which Class B common stockholders are entitled on applicable matters will be adjusted accordingly.

Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Blackstone’s senior management, including Mr. Schwarzman and all of Blackstone’s other executive officers, provided an irrevocable proxy to Mr. Taubman to vote their shares of Class B common stock for so long as Mr. Taubman is the CEO of PJT Partners Inc.

We and the holders of Partnership Units also entered into an exchange agreement under which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, from and after the first anniversary of the date of the consummation of the spin-off (subject to the terms of the exchange agreement), to exchange all or part of their Partnership Units for cash or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of our Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement). In the event that PJT Partners Inc. elects to fund cash-settled exchanges of Partnership Units with new issuances of Class A common stock, the fair value of a share of our Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging Partnership Unitholder will be entitled may be greater than or less than the then-current market value of our Class A common stock.

Available Information

PJT Partners Inc., formerly known as Blackstone Advisory Inc., was incorporated in the State of Delaware on November 5, 2014 and changed its name to PJT Partners Inc. on March 3, 2015.

We file annual, quarterly and current reports and other information with the SEC. These filings are available to the public over the internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Our website address is www.pjtpartners.com. We make available free of charge on or through www.pjtpartners.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not, however, a part of this report.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Our future growth will depend on, among other things, our ability to successfully identify, recruit and develop talent and will require us to commit additional resources.

Our future growth will depend on, among other things, our ability to successfully identify and recruit individuals and teams to join our firm. It typically takes time for these professionals to become profitable and effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development aimed at developing this new talent. If we are unable to recruit and develop profitable professionals, we will not be able to implement our growth strategy and our financial results could be materially adversely affected.

In addition, sustaining growth will require us to commit additional management, operational and financial resources and to maintain appropriate operational and financial systems to adequately support expansion, especially in instances where we open new offices that may require additional resources before they become profitable. There can be no assurance that we will be able to manage our expanding operations effectively, and any failure to do so could materially adversely affect our ability to grow revenue and control our expenses.

Changing market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our business, which could materially reduce our revenue.

As a participant in the financial services industry, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. For example, a substantial portion of our revenue is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. In addition, during periods of strong market and economic conditions, the volume and value of restructuring and reorganization transactions may decrease, thereby reducing the demand for our restructuring and special situations services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of such advisory transactions. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions.

Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, terrorism or political uncertainty.

Our revenue in any given period is dependent on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

A substantial portion of our revenue in any given period is dependent on the number of fee-paying clients in such period. We had 98 clients and 103 clients that generated fees equal to or greater than $1 million in 2015 and 2014, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2015, 2014 or 2013.

We have recorded net losses in the past and we may experience net losses in the future.

Although we have achieved profitability on a pretax income basis as a segment of Blackstone, we have recorded consolidated or combined net losses in four of the five years ended December 31, 2015. These net losses were inclusive in each period of significant non-cash charges, consisting primarily of transaction-based equity-based compensation charges associated with Blackstone’s initial public offering (“IPO”) and in connection with the spin-off, the amortization of intangible assets that were recorded in connection with Blackstone’s IPO and the related reorganization and amortization expense associated with intangible assets related to the acquisition of PJT Capital LP. We expect such non-cash charges to continue to be significant in future periods and, as a result, we may likely continue to record net losses in future periods.

If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring and special situations services declines, our restructuring and special situations business could suffer.

We provide various financial restructuring and reorganization and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring and special situations advisory services entails the risk that the transaction will be unsuccessful, takes considerable time and can be subject to a bankruptcy court’s discretionary power to disallow or discount our fees. If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring and special situations advisory services declines, our restructuring and special situations business would be adversely affected.

We depend on the efforts and reputations of Mr. Taubman and other key personnel.

We depend on the efforts and reputations of Mr. Taubman and our other senior bankers. Our senior banking team’s reputations and relationships with clients and potential clients are critical elements in the success of our business. Mr. Taubman and our other senior executives and bankers are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, maintaining relationships with our clients, and identifying business opportunities. The loss of one or more of these executives or other key individuals could impair our business and development until qualified replacements are found. We may not be able to replace these individuals quickly or with persons of equal experience and capabilities. Although we have employment agreements with certain of these individuals, we cannot prevent them from terminating their employment with us. In addition, our non-compete agreements with such individuals may not be enforced by the courts. The loss of the services of any of them, in particular Mr. Taubman, could have a material adverse effect on our business, including our ability to attract clients.

Our separation from Blackstone and transition to an independent, publicly traded company may adversely affect our ability to retain and motivate our partners and other key personnel, which could adversely affect our business, results and financial condition.

Our future success and growth depends to a substantial degree on our ability to retain and motivate our partners and other key personnel. Our professionals possess substantial experience and expertise and have strong relationships with our clients. As a result, the loss of these professionals could jeopardize our relationships with clients and result in the loss of client engagements. We may not be successful in our efforts to retain and motivate the required personnel as the market for qualified advisory and funds advisory services professionals is extremely competitive. As part of the internal reorganization, our partners received certain equity incentives in PJT Partners Inc. in replacement of, and subject to the same vesting terms, settlement dates and transfer restrictions as, existing equity incentives in Blackstone. A significant portion of these replacement equity incentives are subject to near-term vesting. Replacement awards with respect to 170,188 shares of our Class A common stock, representing 11.2% of the 1,518,367 replacement awards with respect to shares of our Class A common stock and Partnership Units of PJT Partners Holdings LP received by PJT Partners personnel in connection with the spin-off, are scheduled to vest within the next twelve months. Accordingly, the efficacy of this equity as a retention tool may be diminished as a result of this near-term vesting. Distributions in respect of equity interests in PJT Partners Inc. may not equal the cash distributions previously received by our partners prior to the spin-off in respect of their equity interests in Blackstone. There is no guarantee that our compensation and non-competition arrangements with our partners provide sufficient incentives or protections to prevent our partners from resigning to join our competitors, whether as a result of our separation from Blackstone, new leadership or otherwise. Some of our competitors have more resources than us which may allow them to attract some of our existing employees through compensation or otherwise. The departure of a number of partners or groups of professionals could have a material adverse effect on our business and profitability.

Our revenue and profits are highly volatile on a quarterly basis and may cause the price of our Class A common stock to fluctuate and decline.

Our revenue and profits are highly volatile. We earn advisory fees, generally from a limited number of engagements that generate significant fees at key transaction milestones, such as closing, the timing of which is outside of our control. We expect that we will continue to rely on advisory fees for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our advisory engagements or the market for advisory services would adversely affect our business. In addition, our financial results will likely fluctuate from quarter to quarter based on the timing of when fees are earned, and high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in future periods. Because advisory revenue is volatile and represents a significant portion of our total revenue, we may experience greater variations in our revenue and profits than other larger, more diversified competitors in the financial services industry. Fluctuations in our quarterly financial results could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.

Because in many cases we are not paid until the successful consummation of the underlying transaction, our revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, we may be engaged by a client in connection with a sale or divestiture, but the transaction may not occur or be consummated because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client’s price or because our client’s business experiences unexpected operating or financial problems. We may be engaged by a client in connection with an acquisition, but the transaction may not occur or be consummated for a number of reasons, including because our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business experiences unexpected operating or financial problems. In these circumstances, we often do not receive significant advisory fees, despite the fact that we have devoted considerable resources to these transactions.

In addition, with respect to Park Hill Group, our fund placement and secondary advisory services line of business, we face the risk that we may not be able to collect on all or a portion of the fees that we recognize. The placement fees earned by Park Hill Group are generally recognized by us for accounting purposes upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are typically paid by a Park Hill Group client over a period of time with interest (for example, three to four years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund. There is a risk that during that period of time, Park Hill Group may not be able to collect on all or a portion of the fees Park Hill Group is due for the funds advisory services it has already provided to such client. For instance, a Park Hill Group client’s fund may be liquidated prior to the time that all or a portion of the fees due to Park Hill Group are due to be paid. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the placement fees earned by Park Hill Group would be adversely affected.

In addition, we face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees. Certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreement to obtain our advisory fees. We recorded an allowance for doubtful accounts at December 31, 2015 and 2014 of $0.9 million and $3.8 million, respectively.

Our joint ventures, strategic investments and acquisitions may result in additional risks and uncertainties in our business.

In addition to recruiting and internal expansion, we may grow our core business through joint ventures, strategic investments or acquisitions. In the event we make strategic investments or acquisitions, we would face numerous risks and would be presented with financial, managerial and operational challenges, including the difficulty of integrating personnel, financial, accounting, technology and other systems and management controls.

Our failure to deal appropriately with actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business.

We confront actual, potential or perceived conflicts of interest in our business. For instance, we face the possibility of an actual, potential or perceived conflict of interest where we represent a client on a transaction in which an existing client is a party. We may be asked by two potential clients to advise on the same transaction, including two clients as potential buyers in the same acquisition, and we may act for both clients if both clients agree to our doing so. In each of these situations, we face the risk that our current policies, controls and procedures may not timely identify or appropriately manage such conflicts of interest.

It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult. Our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could materially adversely affect our business in a number of ways, including a reluctance of some potential clients and counterparties to do business with us.

Employee or contractor misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and by subjecting us to legal liability and reputational harm.

There is a risk that our employees or contractors could engage in misconduct that would adversely affect our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees or contractors were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. It is not always possible to deter such misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. If our employees or contractors engage in misconduct, our business could be materially adversely affected.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common shares.

We may face damage to our professional reputation if our services are not regarded as satisfactory or for other reasons.

As an advisory service firm, we depend to a large extent on our relationships with our clients and reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses.

We face strong competition from other financial advisory firms, many of which have greater resources and broader product and services offerings than we do.

The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including depth of client relationships, industry knowledge, transaction execution skills, our range of products and services, innovation, reputation and price. In addition, in our business there are usually no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately solicited, awarded and negotiated.

We have experienced significant competition when obtaining advisory mandates, and we may experience pricing pressures in our business in the future as some of our competitors may seek to obtain increased market share by reducing fees.

Our primary competitors are large financial institutions, many of which have far greater financial and other resources and have the ability to offer a wider range of products and services. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who are able to and often do, provide financing or market making services that are often a crucial component of the types of transactions on which we advise. In addition to our larger competitors, over the last few years a number of independent investment banks that offer independent advisory services have emerged, with several showing rapid growth. As these independent firms or new entrants into the market seek to gain market share there could be pricing pressures, which would adversely affect our revenues and earnings.

In addition, Park Hill Group operates in a highly competitive environment and the barriers to entry into the fund placement and secondary advisory business are low.

As a member of the financial services industry, we face substantial litigation risks.

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have increased. These risks are difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when a client does not have the financial capacity to pay under the indemnity. As a result, we may incur significant legal expenses in defending against or settling litigation. In addition, we may have to spend a significant amount to adequately insure against these potential claims. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

Extensive and evolving regulation of our business and the business of our clients exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and may result in limitations on the manner in which our business is conducted.

As a participant in the financial services industry, we are subject to extensive regulation in the U.S. and internationally. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. As a result of market volatility and disruption in recent years, the U.S. and other governments have taken unprecedented steps to try to stabilize the financial system including providing assistance to financial institutions and taking certain regulatory actions. The long-term effects of these actions and of legislative and regulatory initiatives (including the Dodd-Frank Wall Street Reform and Consumer Protection Act) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial markets and participants in general, and as to us in particular.

Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with U.S. and international regulation. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust enforcement could affect the level of mergers and acquisitions activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them.

In addition, several states and municipalities in the United States, such as California, Illinois, New York State, and New York City have adopted “pay-to-play” and placement agent rules which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements of Park Hill Group or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact our Park Hill Group business.

Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines, suspensions of personnel or other sanctions, including revocation of our registration or any of our subsidiaries as a financial advisor and could impair retention or recruitment of personnel. In addition, any changes in the regulatory framework could impose additional expenses or capital requirements on us, result in limitations on the manner in which our business is conducted, have an adverse impact upon our financial condition and business and require substantial attention by senior management. In addition, our business is subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations.

Our business is subject to various operational risks.

We face various operational risks related to our business on a day-to-day basis. We rely heavily on financial, accounting, communication and other information technology systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our control.

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber-attacks and, while none have had a material impact to date, a successful breach could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our and third-party systems on which we rely, there can be no assurance that these measures will provide adequate protection. If our or third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

We operate a business that is highly dependent on information systems and technology. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We rely on third-party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our business.

In addition, a disaster or other business continuity problem, such as a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could lead us to experience operational challenges, and our inability to timely and successfully recover could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

We may not be able to generate sufficient cash in the future to service any future indebtedness.

Our ability to make scheduled payments on or to refinance any future debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any future indebtedness. If our cash flows and capital resources are insufficient to fund any future debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.

Our international operations are subject to certain risks, which may affect our revenue.

In 2015, we earned 6.0% of our total revenues from our international operations. We intend to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our larger clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial and business risks, which could include the following:

•	greater difficulties in managing and staffing foreign operations;
•	language and cultural differences;
•	fluctuations in foreign currency exchange rates that could adversely affect our results;
•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;
•	longer transaction cycles;
•	higher operating costs;
•	adverse consequences or restrictions on the repatriation of earnings;
•	potentially adverse tax consequences, such as trapped foreign losses;
•	less stable political and economic environments; and
•	civil disturbances or other catastrophic events that reduce business activity.

If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results.

Our fund placement and secondary advisory services business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity, hedge and real estate funds for clients we serve.

Park Hill Group provides fund placement and secondary advisory services for alternative investment managers, including private equity funds, real estate funds and hedge funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity, hedge and real estate funds. Our ability to assist fund managers and sponsors raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment and changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes. Following the onset of the financial crisis, there was a shortage of capital available for investment in such asset classes, and far fewer new funds were raised than in the period preceding the crisis. Additionally, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited, the results of Park Hill Group may be adversely affected.

We may enter into new lines of business which may result in additional risks and uncertainties in our business.

We currently generate substantially all of our revenue from our strategic advisory, restructuring and special situations and fund placement and secondary advisory services businesses. However, we may grow our business by entering into new lines of business. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment rentals, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to our entering into new lines of business. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations could be materially adversely affected.

Fluctuations in foreign currency exchange rates could adversely affect our results.

Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue in other currencies (including euros and pound sterling), we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results.

The cost of compliance with international broker-dealer, employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally.

Since we operate our business both in the U.S. and internationally, we are subject to many distinct broker-dealer, employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.

Restrictions in the credit agreement governing our revolving credit facility may impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests.

We have obtained a revolving credit facility in an aggregate principal amount of $60 million with the option for a temporary increase of up to $80 million total.

The credit agreement governing such revolving credit facility contains a number of significant covenants that, among other things, would require us to maintain certain minimum tangible net worth and liquidity and maximum leverage levels and the covenants may restrict our ability to:

•	sell assets;
•	incur more indebtedness;
•	repay certain indebtedness;
•	make certain investments or business acquisitions;
•	make certain capital expenditures;
•	engage in business mergers or consolidations; and
•	engage in certain transactions with subsidiaries and affiliates.

These restrictions could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. In addition, such credit agreement could also require us to maintain compliance with certain financial ratios, including those relating to earnings before interest, taxes, depreciation and amortization and consolidated indebtedness. Our ability to comply with these ratios and covenants may be affected by events beyond our control. A breach of the provisions of our credit agreement or our inability to comply with the required financial ratios or covenants included therein could result in a default thereunder. In the event of any such default, the lenders under the credit agreement could elect to:

•	declare all outstanding debt, accrued interest and fees to be due and immediately payable; and
•	require us to apply all of our available cash to repay our outstanding senior debt.

Risks Relating to the Spin-Off

We completed the spin-off transaction from Blackstone on October 1, 2015. The following risk factors highlight the various risks involved in the spin-off.

We may be responsible for U.S. Federal income tax liabilities that relate to the distribution.

The spin-off was conditioned on the receipt of an opinion of tax counsel to the effect that certain transactions in Blackstone’s internal reorganization should qualify as tax-free distributions under Section 355 of the Code, and a certain transaction in the internal reorganization should qualify as a tax-free reorganization under Section 368 of the Code. Blackstone’s receipt of the opinion of tax counsel satisfied a condition to completion of the spin-off. An opinion of tax counsel is not binding on the Internal Revenue Service (the “IRS”). Accordingly, the IRS may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion. The opinion is based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could cause the tax consequences of the transactions to be different than those set forth in the opinion.

At the time of the spin-off, Blackstone represented to us that it was not aware of any facts or circumstances that would cause any such factual statements or representations in the opinion of tax counsel to be incomplete or untrue or cause the facts on which the opinion will be based to be materially different from the facts at the time of the spin-off. If, notwithstanding the receipt of the opinion of tax counsel, the IRS were to successfully assert that certain transactions in the internal reorganization were not tax-free distributions under Section 355 of the Code or that a certain transaction in the internal reorganization did not qualify as a tax-free reorganization under Section 368 of the Code, one or both of the Blackstone subsidiaries that distributed their interest in our business (the “Distributing Corporations”) or we would recognize a substantial tax liability.

Even if such transactions in the internal reorganization otherwise qualify as tax-free distributions for U.S. Federal income tax purposes, such transactions will be taxable to one or both of the Distributing Corporations (but not to Blackstone common unitholders) pursuant to Section 355(e) of the Code if there are one or more acquisitions

(including by reason of issuances) of our stock in excess of specified thresholds, measured by vote or value, or acquisitions of the stock of one or both of the Distributing Corporations representing 50% or more, measured by vote or value, of the then-outstanding stock of us or such Distributing Corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the transactions in the internal reorganization. Any acquisition of any class of our common stock or stock of a Distributing Corporation within two years before or after the distribution (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability may have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have agreed not to enter into certain transactions that could cause any portion of the spin-off to be taxable to the Distributing Corporations, including under Section 355(e) of the Code. Pursuant to the Tax Matters Agreement, we agreed to indemnify Blackstone for any tax to a Distributing Corporation resulting from certain acquisitions of our stock, whether or not Blackstone consented to such actions or we were otherwise permitted to take such action under the Tax Matters Agreement. In addition, if certain transactions in the internal reorganization were taxable or became taxable, then under U.S. Treasury regulations we would be severally liable for the resulting U.S. Federal income tax liability of one of the Distributing Corporations. These obligations may discourage, delay or prevent a change of control of PJT Partners Inc.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are now subject as an independent public company.

Our financial results previously were included within the consolidated results of Blackstone for periods presented prior to October 1, 2015, and we believe that our financial reporting and internal controls were appropriate for a subsidiary of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. In connection with the spin-off, we are directly subject to reporting and other obligations under the Exchange Act and we will be required to comply with all of the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm is not required to express an opinion as to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, however, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with these requirements, we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations or cash flows.

We have a limited operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.

For periods prior to October 1, 2015, the historical financial information we have included in this Form 10-K has been derived from the consolidated financial statements of Blackstone, and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during the periods presented. Blackstone did not account for us, and we were not operated, as a single stand-alone entity for the periods presented prior to October 1, 2015 even if we represented an important business in the historical consolidated financial statements of Blackstone. In addition, the historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. For example, following the spin-off, changes have occurred in our cost structure, funding and operations, including changes in our tax structure, increased costs associated with reduced economies of scale and increased costs associated with becoming a public, stand-alone company.

We are an emerging growth company, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of the spin-off. We will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of the spin-off; (2) the first fiscal year after our annual gross revenues are $1.0 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the date we became a “large accelerated filer” under the Exchange Act. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.

As an independent, publicly traded company, we believe that our business will benefit from, among other things, (1) capitalizing upon an expanded addressable market, (2) significantly increasing the breadth and depth of our advisory franchise, and (3) enhancing the collaboration among our three businesses to better serve clients. However, by separating from Blackstone, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Blackstone. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. For example, while we believe that separation from Blackstone has meaningfully enhanced our opportunities for organic growth, our relationships with certain clients could be adversely affected because certain partners and other professionals historically engaged in our business no longer work for PJT Partners following the spin-off.

We are not able to rely upon Blackstone for working capital requirements or other financial support functions as we have done historically, and we depend on our ability to generate cash from operations, financings or asset sales to maintain sufficient working capital.

For periods prior to October 1, 2015, we historically relied upon Blackstone for working capital requirements on a short-term basis and for other financial support functions. After the spin-off, we are not able to rely on the earnings, assets or cash flow of Blackstone, and we are responsible for servicing our own debt, and obtaining and maintaining sufficient working capital. Blackstone had historically provided financing to us at rates consistent with those under Blackstone’s revolving credit facility, which we believe are not representative of the cost of financing that we will incur as a stand-alone company. Accordingly, we expect to incur higher debt-servicing costs on new indebtedness than we would have incurred otherwise as a subsidiary of Blackstone and/or not have access to other less expensive sources of capital from short-term debt markets. As a stand-alone company, the availability and cost of our financing will depend on a variety of factors, such as financial market conditions generally, including the availability of credit to the financial services industry, our performance and credit ratings. Concurrently with the completion of the spin-off, we obtained a revolving credit facility for PJT Partners Holdings LP in an aggregate principal amount of up to $80 million. The revolving credit facility matures on October 2, 2017, subject to extension by agreement of the parties, and is based on market terms (including pricing). To date, we have not made any borrowings under the revolving credit facility. Our ability to make payments on and to refinance our indebtedness, including borrowings under our revolving credit facility, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing financing in the future for working capital, capital expenditures and general corporate purposes, or (2) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt. In addition, we may increase our debt or raise additional capital, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your percentage ownership in us would decline. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us. Also, regardless of the terms of our debt or equity financing, the amount of our stock that we can issue may be limited because the issuance of our stock may cause certain transactions in the internal reorganization to be taxable to one or both of the Distributing Corporations under Section 355(e) of the Code, and under the Tax Matters Agreement, we could be required to indemnify Blackstone for that tax.

The spin-off may expose us to potential liabilities arising out of state and Federal fraudulent conveyance laws and legal distribution requirements.

The spin-off could be challenged under various state and Federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that Blackstone did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left Blackstone insolvent or with unreasonably small capital or that Blackstone intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or your shares in our company to Blackstone or providing Blackstone with a claim for money damages against us in an amount equal to the difference between the consideration received by Blackstone and the fair market value of our company at the time of the spin-off.

The measure of insolvency for purposes of the fraudulent conveyance laws may vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), and such entity would be considered to have unreasonably small capital if it lacked adequate capital to conduct its business in the ordinary course and pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that Blackstone was solvent at the time of or after giving effect to the spin-off, including the distribution of our common stock.

The distribution by Blackstone of the Class A common stock of PJT Partners Inc. in the spin-off could also be challenged under state corporate distribution statutes. Under the Delaware Revised Uniform Limited Partnership Act, a limited partnership may not make distributions to its partners to the extent that at the time of the distribution, after giving effect to the distribution, the fair value of the assets of the limited partnership (excluding the fair value of property that is subject to a liability for which the recourse of creditors is limited, except to the extent that the fair value of that property exceeds such liability) will exceed the total liabilities of such limited partnership (excluding liabilities to its partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specified property of such limited partnership). No assurance can be given that a court will not later determine that the distribution by Blackstone of Class A common stock of PJT Partners Inc. in the spin-off was unlawful.

Under the Separation Agreement, from and after the spin-off, we are responsible for the debts, liabilities and other obligations related to the business or businesses which we own and operate following the consummation of the spin-off. Although we do not expect to be liable for any obligations not expressly assumed by us pursuant to the Separation Agreement, it is possible that we could be required to assume responsibility for certain obligations retained by Blackstone should Blackstone fail to pay or perform its retained obligations.

As an independent company we no longer have certain benefits and synergies that we enjoyed when we were part of Blackstone.

As part of Blackstone prior to the spin-off on October 1, 2015, we were able to take advantage of its size and purchasing power in procuring certain goods and services such as insurance and health care benefits, and technology such as computer software licenses. We also previously relied on Blackstone to provide various corporate functions. After the spin-off, as a separate, independent entity, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable to us as those we obtained prior to the distribution. We may also incur costs for functions previously performed by Blackstone that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease.

In addition, we believe our business historically benefited from certain synergies that resulted from being part of Blackstone, including referrals of assignments from Blackstone’s investment professionals, as well as the ability to leverage Blackstone’s extensive global network of professionals and senior management contacts and relationships in sourcing potential mandates and advisory engagements. We also benefitted from our unique relationship with Blackstone’s investment businesses, including from competitive advantages in winning advisory mandates on transactions sponsored by Blackstone’s private equity and real estate funds. As an independent company, we will not benefit from these synergies to the same degree that we did when we were part of Blackstone, and expect that referrals from Blackstone’s investment professionals will be more limited.

Risks Relating to Our Organizational Structure

PJT Partners Inc.’s only material asset is its interest in PJT Partners Holdings LP, and it is accordingly dependent upon distributions from PJT Partners Holdings LP to pay taxes, make payments under the tax receivable agreement or pay dividends.

PJT Partners Inc. is a holding company and has no material assets other than its ownership of Partnership Units, and certain cash and cash equivalents it may hold from time to time as described in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” PJT Partners Inc. has no independent means of generating revenue. PJT Partners Holdings LP makes distributions to holders of its Partnership Units in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of PJT Partners Holdings LP and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that PJT Partners Inc. needs funds, and PJT Partners Holdings LP is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, earnings, cash flows, capital requirements, cash settlement of Partnership Unit exchanges, previous and anticipated amounts of dividend payments and share repurchases, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, general economic, market and industry conditions, and other considerations that our board of directors deem relevant from time to time. The credit agreement governing our revolving credit facility contains, and any financing arrangement that we enter into in the future may include, restrictive covenants that limit our ability to pay dividends. In addition, PJT Partners Holdings LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PJT Partners Holdings LP (with certain exceptions) exceed the fair value of its assets. Subsidiaries of PJT Partners Holdings LP are generally subject to similar legal limitations on their ability to make distributions to PJT Partners Holdings LP.

A significant portion of the voting power in PJT Partners Inc. is controlled by holders of our Class B common stock, whose interests may differ from those of our public stockholders that hold Class A common stock.

The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share, representing significantly less than one percent of the voting power entitled to vote thereon. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. At December 31, 2015, our executive officers and directors held and/or controlled (including by way of the proxy granted to Mr. Taubman by certain executive officers of Blackstone) 2.5% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 35.8% of the combined voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At December 31, 2015, our Class B common stockholders held significantly less than one percent of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 55.5% of the combined voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including Mr. Taubman, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, other than director elections and removals, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including Mr. Taubman, may gain the ability in the future to exercise significant influence over the outcome of director elections and removals, as well.

Additionally, as of December 31, 2015, our Class B common stockholders own 47.1% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unitholders’ tax or other considerations even where no similar benefit would accrue to us.

PJT Partners Inc. will be required to make payments under a tax receivable agreement for most of the benefits relating to certain tax depreciation or amortization deductions that we may claim as a result of certain increases in tax basis.

Holders of Partnership Units (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, from and after the first anniversary of the date of the consummation of the spin-off (subject to the terms of the exchange agreement), to exchange all or part of their Partnership Units for cash or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

We entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

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

In certain cases, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain changes of control, or if, at any time, PJT Partners Inc. elects an early termination of the tax receivable agreement, PJT Partners Inc.’s obligations under the tax receivable agreement (with respect to all Partnership Units whether or not previously exchanged) would be calculated by reference to the value of all future payments that holders of Partnership Units would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that PJT Partners Inc. will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Partnership Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination. In addition, holders of Partnership Units will not reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase is successfully challenged by the IRS. PJT Partners Inc.’s ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement, payments under the tax receivable agreement could be in excess of PJT Partners Inc.’s actual cash tax savings.

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of Class A common stock of $28.29 and the London Interbank Offered Rate (“LIBOR”) of 1.16% at December 29, 2015, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2015, the aggregate amount of these termination payments would be $104.7 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

Anti-takeover provisions in our organizational documents and Delaware law and our Stockholder Rights Plan might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our Board of Directors. Among other things, these provisions:

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A common stock;

•	provide that our Board of Directors will be divided into three classes, with terms of the directors of only one class expiring in any given year;
•

prohibit Class A common stockholders from acting by written consent unless such action is recommended by all directors then in office, but permit Class B common stockholders to act by written consent without requiring any such recommendation;

•

provide that our Board of Directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80% or more of the voting power of all of the outstanding shares of our capital stock entitled to vote;

•

provide that certain provisions of our amended and restated certificate of incorporation, including those providing for a classified board of directors, may be amended, altered, repealed or rescinded, in whole or in part, or any provision inconsistent therewith may be adopted, only with the approval of 80% or more of the voting power of all of the outstanding shares of our capital stock entitled to vote;

•

establish advance notice procedures and minimum stock ownership requirements for stockholder nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings, as well as provide for director qualification requirements; and

•

provide that our chief executive officer at the time of their adoption, to the extent such individual serves as chief executive officer and as a director, will (1) serve as chairman of our Board of Directors, (2) be assigned to Class I, (3) be nominated as a Class I director at the annual meeting of stockholders at which his initial term expires, and (4) serve as the chairman of the nominating and governance committee of the board for so long as such service is permitted under the applicable rules of the New York Stock Exchange and shall select the other members of the nominating and governance committee of the board. At such time as the chief executive officer and chairman of the board is not serving as the chairman of the nominating and governance committee, the chief executive officer and chairman of the board shall select the chairman and other members of the nominating and governance committee of the board, subject to the applicable rules of New York Stock Exchange.

In addition, immediately prior to the spin-off, Blackstone caused our prior Board of Directors to adopt a stockholder rights agreement, under which holders of our Class A common stock have been granted rights to purchase from us additional shares of our Class A common stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class A common stock without approval of our board of directors, subject to exceptions for, among other things, persons beneficially owning 15% or more of our Class A common stock as of the date of the initial filing with the SEC of our spin-off Registration Statement on Form 10 (or that would beneficially own 15% or more of our Class A common stock by virtue of the spin-off if the spin-off were consummated as of the date of such initial filing). The rights will expire on the earliest to occur of (1) October 1, 2018, (2) the time at which the rights are redeemed pursuant to the stockholder rights agreement, and (3) the time at which the rights are exchanged pursuant to the stockholder rights agreement.

The stockholder rights agreement could make it more difficult for a third party to acquire our Class A common stock without the approval of our Board of Directors. Acquisitions of shares of our Class A common stock as a result of acquiring additional Blackstone common units prior to the spin-off or shares representing our Class A common stock in the when-issued trading market or as a result of the spin-off will each be included in determining the beneficial ownership of a person and all such acquisitions will be taken into account in determining whether a person is an acquiring person under the terms of the stockholder rights agreement. Therefore, a person could become an acquiring person under the terms of the stockholder rights agreement simultaneously with the acquisition of our Class A common stock in the spin-off. Even if a person is initially an exempt person under the terms of the stockholder rights agreement, such person could lose such status as a result of pre-spin-off acquisitions. In addition, each Partnership Unit will have attached to it a preferred unit purchase right.

Certain provisions of the limited partnership agreement of PJT Partners Holdings LP may also prevent, delay or make more difficult, a transaction or a change in control that might involve a premium price for holders of our Class A common stock or otherwise be in their best interests. These provisions include, among others:

•	rights of limited partners of PJT Partners Holdings LP, subject to certain exceptions and qualifications, to approve certain change of control transactions involving us; and
•	following the occurrence of a “Board Change of Control,” rights of limited partners of PJT Partners Holdings LP to consent to certain corporate actions and transactions.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

See “Certain Relationships and Related Party Transactions—PJT Partners Holdings LP Limited Partnership Agreement” in the Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on September 3, 2015 (the “Form 10 Information Statement”).

Risks Relating to Our Class A Common Stock

The market price of our Class A common stock may decline due to the large number of shares of Class A common stock eligible for exchange and future sale.

The market price of shares of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of Class A common stock in the future at a time and at a price that we deem appropriate.

In addition, we and the holders of Partnership Units (other than PJT Partners Inc.) entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, from and after the first anniversary of the date of the consummation of the spin-off (subject to the terms of the exchange agreement), to exchange all or part of their Partnership Units for cash, or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications.

Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund cash-settled exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder. Issuing significant numbers of shares of our Class A common stock upon exchange of Partnership Units could adversely affect the tax consequences to Blackstone of the distribution. Accordingly, while we will retain the right under the Exchange Agreement to elect to settle exchanges in cash or Class A common stock in our sole discretion, we intend to limit such issuances of Class A common stock in settlement of exchanges of Partnership Units to the extent necessary to preserve the intended tax-free nature of the spin-off and to comply with our obligations under the Tax Matters Agreement. The market price of shares of our Class A common stock could decline as a result of sales of our Class A common stock to fund cash-settled exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of Class A common stock received in stock-settled exchanges, or, in each case, the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. See “Certain Relationships and Related Party Transactions—Exchange Agreement” in our Form 10 Information Statement.

The market price of our Class A common stock may be volatile, which could cause the value of our Class A common stock to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

If securities analysts do not publish research or reports about our business or if they downgrade our Company or our sector, the price of our common stock could decline.

The trading market for our Class A common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our Company or our industry, or the stock of any of our competitors, the price of our Class A common stock could decline. If one or more of these analysts ceases coverage of our Company, we could lose visibility in the market, which in turn could cause the price of our Class A common stock to decline.

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional partnership units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2015, we have 2,982,033,544 shares of Class A common stock authorized but unissued, including 16,005,122 shares of Class A common stock that may be issued upon exchange of Partnership Units that are held by the limited partners of PJT Partners Holdings LP. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. We have reserved 7,000,000 shares for issuance of new awards under our 2015 Omnibus Incentive Plan. Pursuant to the terms of the Employee Matters Agreement, generally fifty percent of the unvested Blackstone equity awards (other than awards scheduled to vest within 180 days following the spin-off) held by PJT Partners personnel who remained employed with us through the spin-off were converted into equity awards of PJT Partners based on an average trading price of Blackstone of $38.87, which was determined in advance of the spin-off, and an assumed $1.5 billion valuation for PJT Partners. The replacement PJT Partners equity awards are subject to a potential “true-up” feature payable by Blackstone based on the actual share performance of Blackstone and PJT Partners following the spin-off. See “Certain Relationships and Related Party Transactions—Agreements with Blackstone Related to the Spin-Off—Employee Matters Agreement” in the Form 10 Information Statement. The true-up awards are payable by Blackstone in cash, Blackstone equity or additional PJT Partners equity awards, at Blackstone’s discretion. In addition, as described under “Certain Relationships and Related Party Transactions—Transaction Agreement—Founder Earn-Out Units” in our Form 10 Information Statement, Mr. Taubman and the other partners and employees of the Company received Earn-Out Units in PJT Partners Holdings LP that are subject to both time-based and market condition-based vesting. Any Class A common stock that we issue, including under our 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the common unitholders of Blackstone who received Class A common stock of PJT Partners Inc. in the distribution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York 10017. We currently lease the space for our offices in Boston, Chicago, Hong Kong, London, Madrid, San Francisco and Sydney. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleges, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants are grouped together with other defendants who are all alleged generically to have conspired to defraud the State of New Mexico. In May 2011, the trial court ruled that, as defendants had argued, FATA cannot constitutionally be applied retroactively. Plaintiffs appealed and, in December 2012, the intermediate appellate court affirmed the trial court’s determination that FATA cannot constitutionally be applied retroactively. Plaintiffs appealed. On June 25, 2015, the New Mexico Supreme Court reversed the intermediate appellate court and held that a provision of FATA imposing treble damages could be applied retroactively. The New Mexico Supreme Court reserved judgment on whether FATA’s provision imposing a civil penalty could be applied retroactively. The New Mexico Supreme Court also ordered this case to be consolidated with another case by the same plaintiffs, to which the Park Hill Defendants had not been parties. The proceedings in the trial court had been stayed pending resolution of Plaintiffs’ appeal and have now resumed following the New Mexico Supreme Court’s appointment of a pro-tem judge to oversee the consolidated action. On October 22, 2015, Plaintiffs filed a motion seeking leave to file a proposed amended consolidated complaint. The proposed amended complaint does not substantively change the allegations as to the Park Hill Defendants. On November 30, 2015, the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. The Court has stayed Plaintiffs’ motion to amend pending resolution of the New Mexico Attorney General’s motion to dismiss. Also, in 2009, the Park Hill Defendants filed a motion to dismiss the claims against them. That motion has not been ruled upon.

We believe that the foregoing action is totally without merit and we will continue to defend it vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NYSE under the symbol “PJT.” There is no publicly traded market for our Class B common stock, which is held by the limited partners of PJT Partners Holdings LP.

As of February 22, 2016, there were 338 holders of record of our Class A common stock. This does not include the number of holders that hold Class A common stock in “street name” through banks or broker-dealers.

The following table sets forth, for the fiscal quarter indicated, the high and low sales prices per share of our Class A common stock, as reported by the NYSE and the dividends paid per share of Class A common stock since October 1, 2015, the date that our common stock began “regular-way” trading on the NYSE. Prior to October 1, 2015, there was no public market for our Class A common stock. Our Class A common stock traded on a “when-issued” basis prior to October 1, 2015.

	Year Ended December 31, 2015
	High	Low	Dividends Per Share
Fourth Quarter	$29.08	$20.00	$—

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the first quarter of 2016 and plans to regularly pay quarterly dividends.

The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant.

PJT Partners Inc. is a holding company and has no material assets other than its ownership of Partnership Units in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described below. In accordance with the partnership agreement of PJT Partners Holdings LP, we intend to cause PJT Partners Holdings LP to make pro rata cash distributions, to the extent of available cash, to the holders of the partnership interests in PJT Partners Holdings LP, including PJT Partners Inc., in amounts equal to 50% of the taxable income allocated to such holders for purposes of funding their tax obligations in respect of the income of PJT Partners Holdings LP that is allocated to them, which we refer to as “tax distributions.” In certain periods, we expect that PJT Partners Inc. will receive tax distributions in excess of the amount required to cover cash dividends, if any, declared by us, and taxes and payments under the tax receivable agreement payable by PJT Partners Inc. To the extent the amount of accumulated cash at PJT Partners Inc. becomes material in future periods, we anticipate that our board of directors will consider appropriate actions, which may include special cash dividends to holders of our Class A common stock. Holders of Partnership Units will not be precluded from effecting exchanges under our exchange agreement prior to any such actions being taken. Because PJT Partners Inc. must pay taxes and make payments under the tax receivable agreement, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by PJT Partners Holdings LP to its limited partners on a per unit basis.

The credit agreement governing our revolving credit facility includes, and financing arrangements that we enter into in the future may include, restrictive covenants that limit our ability to pay dividends or repurchase our capital stock. In addition, PJT Partners Holdings LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PJT Partners Holdings LP (with certain exceptions) exceed the fair value of its assets. Subsidiaries of PJT Partners Holdings LP are generally subject to similar legal limitations on their ability to make distributions to PJT Partners Holdings LP.

Stock Performance

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The stock performance graph below compares the performance of an investment in our Class A common stock from October 1, 2015 (the first day our common stock began “regular-way” trading on the NYSE) through December 31, 2015, with that of the S&P 500 Index and the S&P Financials Index. Prior to October 1, 2015, there was no public market for our Class A common stock. Our Class A common stock traded on a “when-issued” basis prior to October 1, 2015. The graph assumes $100 was invested in our Class A common stock on October 1, 2015, and in the S&P 500 Index and the S&P Financials Index on September 30, 2015. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2015

The Company made no purchases of its Class A common stock during the fourth quarter of 2015.

ITEM 6.	SELECTED FINANCIAL DATA

On October 1, 2015, the Company completed the reorganization of its business and the separation from Blackstone. For periods presented prior to October 1, 2015, the financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Blackstone. The results of operations for the year ended December 31, 2015 reflect the combined results of Blackstone’s operations for the period from January 1, 2015 to October 1, 2015 and the consolidated results of PJT Partners Inc., as reorganized and separated from Blackstone, through December 31, 2015.

The statement of operations data for each of the years ended December 31, 2015, 2014 and 2013 and the statement of financial condition data as of December 31, 2015 and 2014 set forth below are derived from the Company’s audited consolidated and combined financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 2012 and the statement of financial condition data as of December 31, 2013 are derived from the Company’s audited financial statements that are not included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 2011 and the statement of financial condition data as of December 31, 2012 and 2011 are derived from the Company’s unaudited financial statements that are not included elsewhere in this Form 10-K. The Company’s financial data are not indicative of our future performance and do not necessarily reflect what our financial condition and results of operations would have been had we been operating as an independent, publicly traded company during the periods presented, including changes that occurred in our operations and capitalization as a result of the spin-off from Blackstone.

The selected consolidated and combined financial data should be read in conjunction with “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes thereto included in this Form 10-K:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data
Revenues
Advisory Fees	$286,014	$271,278	$256,433	$244,439	$245,097
Placement Fees	114,058	127,664	136,726	106,764	138,230
Interest Income and Other	5,866	2,127	3,795	3,414	3,338
Total Revenues	405,938	401,069	396,954	354,617	386,665
Expenses
Compensation and Benefits	315,195	317,478	339,778	318,255	349,424
Non-Compensation Expenses	96,679	76,053	70,976	75,553	76,374
Total Expenses	411,874	393,531	410,754	393,808	425,798
Income (Loss) Before Provision for Taxes	(5,936)	7,538	(13,800)	(39,191)	(39,133)
Provision for Taxes	239	3,046	3,373	3,357	3,699
Net Income (Loss)	(6,175)	$4,492	$(17,173)	$(42,548)	$(42,832)
Net Loss Attributable to Redeemable Non-Controlling Interests	(13,751)
Net Income Attributable to PJT Partners Inc.	$7,576

	October 1, 2015 through December 31, 2015
Net Loss	$(24,935)
Net Loss Attributable to Redeemable Non-Controlling Interests	(13,751)
Net Loss Attributable to PJT Partners Inc.	$(11,184)
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(0.61)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,258,174

	December 31,
	2015	2014	2013	2012	2011
Statement of Financial Condition Data
Total Assets (a)	$467,252	$347,951	$319,662	$313,873	$333,571
Total Liabilities (b)	$125,317	$15,631	$18,334	$28,285	$30,254
Redeemable Non-Controlling Interests (c)	$452,785	$—	$—	$—	$—
Total Equity (c)	$(110,850)	$332,320	$301,328	$285,588	$303,317

(a)

Total Assets increased at December 31, 2015 primarily related to the additional deferred tax asset recorded on October 1, 2015 related to the spin-off of Blackstone and the identifiable intangible assets recorded as part of the acquisition of PJT Capital LP.

(b)

Total Liabilities increased at December 31, 2015 primarily related to an increase in Accrued Compensation and Benefits. For periods prior to October 1, 2015, intercompany amounts due to Blackstone (including settlements of accruals for forecast year-end incentive compensation) were typically settled monthly.

(c)

These amounts reflect the allocation of Net Income (Loss) and Additional Paid-In Capital between PJT Partners Inc. and the Redeemable Non-Controlling Interests. The Redeemable Non-Controlling Interest is measured at its then current redemption value at each reporting date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners Inc.’s Consolidated and Combined Financial Statements and the related notes included in this Annual Report on Form 10‑K.

The financial statements, which are discussed below, reflect the historical financial condition, results of operations and cash flows of the strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of Blackstone for periods presented prior to October 1, 2015, the date that the spin-off and related transactions were completed. The financial information discussed below and included in this Annual Report on Form 10-K may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.

Our Business

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, restructuring and special situations and fund placement and secondary advisory services to corporations, financial sponsors, institutional investors and governments around the world. We offer a balanced portfolio of advisory services designed to help our clients realize major corporate milestones. We also provide, through Park Hill Group, fund placement and secondary advisory services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

We have world-class franchises in each of the areas in which we compete. Our strategic advisory line of business, established in 1985, offers a broad range of financial advisory and transaction execution capability, including mergers and acquisitions (“M&A”), joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Our restructuring and special situations line of business, established in 1991, is one of the world’s leading advisors in restructurings and recapitalizations around the globe. With vast expertise in highly complex capital structure challenges, our Restructuring and Special Situations Group’s services include advising companies, creditors and financial sponsors on recapitalizations, reorganizations, exchange offers, debt repurchases, capital raises and distressed mergers and acquisitions. Park Hill Group, our fund placement and secondary advisory line of business, is a world-leading fund placement agent and has provided fund placement and secondary advisory services for a diverse range of investment strategies since its inception in 2005. Moreover, Park Hill Group is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups.

Spin-off from Blackstone

On October 1, 2015, in connection with the spin-off, several transactions took place which impacted the Company’s consolidated and combined financial statements including the following:

•

The recording of the assets transferred and liabilities assumed of PJT Capital LP along with goodwill and intangible assets as part of the business combination (refer to Note 4. “Business Combinations” in the “Notes to Consolidated and Combined Financial Statements” in “Item 8. Financial Statements and Supplementary Data” of this filing);

•

PJT Partners Inc.’s new capital structure, including the allocation of income (loss) between PJT Partners Inc. and redeemable non-controlling interests and the net settlement of the Former Parent’s net investment in PJT Partners;

•

The recording of $55.4 million in cash, which amount was determined prior to the spin-off and took into account the accounts receivable our business had as of the date of the spin-off and was designed to satisfy all regulatory and statutory reserve requirements to provide minimum working capital to our business;

•	PJT Partners (UK) Limited’s purchase of open customer mandates from Blackstone, which were recorded as intangible assets in the Consolidated and Combined Statements of Financial Condition;
•

The contribution of certain intangible assets and the related deferred tax assets that were previously held by Blackstone or its subsidiaries, including the establishment of a deferred tax asset (and a corresponding credit to Additional Paid-In Capital) of $58.4 million associated with tax basis step-up arising from exchanges by Blackstone partners of their partnership interests in certain Blackstone subsidiaries;

•	The reversal of severance charges related to the reorganization, spin-off and acquisition; and
•	The settlement of account balances between the Company and Blackstone.

See Note 3. “Reorganization and Spin-off” in Item 8. “Financial Statements and Supplementary Data” of this filing for further information.

Business Environment

M&A is a cyclical business which is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A volume for the year ended December 31, 2015 was up 42% compared to the year ended December 31, 2014 and the strongest annual period for worldwide deal making since records began.1  The uncertainty and volatility in the global markets in early 2016 has the potential to moderate those volumes. Given the accelerating pace of transformation and innovation affecting industries and companies around the globe, we expect corporate boards and management teams will continue to use M&A as a tool for growth.

Restructuring activity has recently increased, particularly in commodities driven sectors in the U.S. After an extended period of relatively low default rates, high yield default rates may increase in 2016 over 2015 levels.

Short-term volatility in the market has the potential to pause investment, which could have an impact on our strategic advisory and fund placement businesses. This short-term volatility however, does not impact the long-term allocation decisions of investors or their commitment to alternative asset classes. Overall, alternative assets benefit from a combination of volatile returns in public equities and low yields on traditional fixed income. As a leading alternative asset fundraising platform, Park Hill Group is well-positioned to benefit from this trend.

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for Full-Year 2015, based on figures extracted from Thomson Reuters databases as of December 31, 2015.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from Advisory Fees and Placement Fees. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

Advisory Fees – Our strategic advisory services include a broad range of financial advisory and transaction execution services relating to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory and distressed sales. Our restructuring and special situations services include providing advice to corporations and creditors in recapitalizations and restructurings around the world, with particular expertise in large, complex and high-profile deals. In conjunction with providing such restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services provided by Park Hill Group include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Advisory Fees typically consist of advisory retainer and transaction-based fee arrangements. The amount and timing of the fees paid vary by the type of engagement. The majority of our Advisory Fees are dependent on the successful completion of a transaction.

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

We may receive non-refundable up-front fees upon execution of agreements with funds to provide placement services, which are recorded as revenues in the period over which services are provided.

Revenues from Affiliates – For periods presented prior to October 1, 2015, we reported revenues received from services provided to portfolio companies owned or controlled by Blackstone as well as funds managed by Blackstone as Revenues from Affiliates in our Consolidated and Combined Statements of Operations. Advisory Fees from such assignments were 1.5% and 11.8% of our Advisory Fees for the years ended December 31, 2015 and 2014, respectively. Placement Fees from such assignments were 12.6% and 11.7% of our Placement Fees for the years ended December 31, 2015 and 2014, respectively.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable as well as miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable and Receivable from Affiliates in the Consolidated and Combined Statements of Financial Condition.

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

We maintain compensation programs, including base salary, cash bonus awards, cash with clawback mechanisms and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel and it reflects the impact of newly-hired senior professionals, including related grants of equity awards which are generally valued at their grant date.

Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts. In our advisory businesses, these hires generally do not begin to generate significant revenue in the year they are hired.

Our remaining expenses are the other costs typical to operating our business, which consist of:

•

Occupancy and Related – consisting primarily of costs related to leased property including rent, maintenance, real estate taxes, utilities and other related costs. Our company headquarters are located in New York, New York, and we maintain additional offices in the U.S. and throughout the world;

•	Travel and Related – consisting of costs for our partners and employees to render services where our clients are located;
•	Professional Fees – consisting principally of consulting, audit and tax, recruiting and legal services;
•	Communications and Information Services – consisting primarily of costs for our technology infrastructure, telecommunications costs and fees paid for access to external market data;
•	Depreciation and Amortization – depreciation and amortization on our furniture, fixtures and equipment and intangible assets; and
•	Other Expenses – consisting principally of research, bad debt, regulatory fees and insurance.

Income Taxes – The Company is a corporation subject to U.S. Federal, state and local income taxes in jurisdictions where it does business. The Company’s businesses generally operate as partnerships for U.S. Federal and purposes and as corporate entities in non-U.S. jurisdictions. In the U.S. Federal and state jurisdictions, taxes related to income earned by these entities generally represent obligations of the individual members and partners. Historically, these taxes have not been reflected in the Company’s Consolidated and Combined Statements of Financial Condition. However, the operating entities are generally subject to New York City unincorporated business tax (“UBT”) and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable.

Prior to October 1, 2015, the Company’s operations were included in the income tax returns of Blackstone’s subsidiaries, except for certain entities that were classified as partnerships for U.S. tax purposes. These partnerships were subject to New York City UBT and certain other foreign, state and local taxes, as applicable.

In connection with the spin-off from Blackstone on October 1, 2015, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from the operating partnership (PJT Partners Holdings LP).

Redeemable Non-Controlling Interest

Following the spin-off on October 1, 2015, PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The holders of the Partnership Units have redemption rights not solely within PJT Partners’ control and thus is considered a redeemable non-controlling interest. Redeemable Non-Controlling Interests have been presented separately from Equity in the Consolidated and Combined Statements of Financial Condition.

Non-GAAP Financial Measures

The following measures represent key performance measures that management uses in making resource allocation and/or compensation decisions. These measures should not be considered substitutes for, or superior to, financial measures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Adjusted Net Income

We believe Adjusted Net Income is a key performance measure of value creation, a benchmark of performance and a key indicator in making resource allocation and compensation decisions. We believe that the Adjusted Net Income measure, and adjustments thereto, when presented in conjunction with comparable GAAP measures, is useful to investors to understand the Company’s operating results by removing the significant accounting impact of transaction-based equity-based compensation charges and amortization of intangible assets associated with Blackstone’s IPO and the acquisition of PJT Capital LP. Additionally, for periods after October 1, 2015, the transactional equity-based compensation adjustment includes Partnership Units with both time- and performance-based vesting conditions and retention awards granted in connection with the spin-off. Adjusted Net Income is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Net Income (Loss). For the calculation of this non-GAAP financial measure and a reconciliation of Net Income (Loss) to Adjusted Net Income, please see “—Consolidated and Combined Results of Operations—Adjusted Net Income” below.

In the interest of limiting the adjustments to GAAP results reflected in Adjusted Net Income to only the most significant items, the Company amended its definition of Adjusted Net Income in the third quarter of 2015 to no longer exclude transaction-related expenses associated with the spin-off. Adjusted Net Income amounts presented for prior periods have been conformed to this presentation.

Adjusted Compensation and Benefits Expense

We believe Adjusted Compensation and Benefits Expense is a key performance measure in making resource allocation and compensation decisions. We believe that Adjusted Compensation and Benefits Expense, when presented in conjunction with comparable GAAP measures, is useful to investors to understand the Company’s overall compensation expense by removing the significant accounting impact of transaction-based equity-based compensation charges associated with Blackstone’s IPO and the spin-off. Adjusted Compensation and Benefits Expense is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Compensation and Benefits Expense. For the calculation of this non-GAAP financial measure and a reconciliation of Compensation and Benefits Expense to Adjusted Compensation and Benefits Expense, please see “—Consolidated and Combined Results of Operations—Adjusted Compensation and Benefits Expense” below.

Adjusted Non-Compensation Expense

We believe Adjusted Non-Compensation Expense is a key performance measure in making resource allocation decisions. We believe that Adjusted Non-Compensation Expense, when presented in conjunction with comparable GAAP measures, is useful to investors to understand the Company’s non-compensation expenses by removing the significant accounting impact of amortization expense associated with intangible assets related to Blackstone’s IPO and the acquisition of PJT Capital LP. Adjusted Non-Compensation Expense is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Non-Compensation Expense, which is comprised of all expense financial statement captions except Compensation and Benefits Expense. For the calculation of this non-GAAP financial measure and a reconciliation of Non-Compensation Expense to Adjusted Non-Compensation Expense, please see “—Consolidated and Combined Results of Operations—Adjusted Non-Compensation Expense” below.

Consolidated and Combined Results of Operations

The following table sets forth our consolidated and combined results of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$286,014	$271,278	$256,433	$14,736	5%	$14,845	6%
Placement Fees	114,058	127,664	136,726	(13,606)	-11%	(9,062)	-7%
Interest Income and Other	5,866	2,127	3,795	3,739	176%	(1,668)	-44%
Total Revenues	405,938	401,069	396,954	4,869	1%	4,115	1%
Expenses
Compensation and Benefits	315,195	317,478	339,778	(2,283)	-1%	(22,300)	-7%
Occupancy and Related	32,682	25,601	21,715	7,081	28%	3,886	18%
Travel and Related	14,082	13,382	13,678	700	5%	(296)	-2%
Professional Fees	19,814	10,837	12,344	8,977	83%	(1,507)	-12%
Communications and Information Services	7,622	7,048	6,772	574	8%	276	4%
Depreciation and Amortization	14,872	7,773	8,775	7,099	91%	(1,002)	-11%
Other Expenses	7,607	11,412	7,692	(3,805)	-33%	3,720	48%
Total Expenses	411,874	393,531	410,754	18,343	5%	(17,223)	-4%
Income (Loss) Before Provision for Taxes	(5,936)	7,538	(13,800)	(13,474)	N/M	21,338	N/M
Provision for Taxes	239	3,046	3,373	(2,807)	-92%	(327)	-10%
Net Income (Loss)	(6,175)	$4,492	$(17,173)	$(10,667)	N/M	$21,665	N/M
Net Loss Attributable to Redeemable Non-Controlling Interests	(13,751)
Net Income Attributable to PJT Partners Inc.	$7,576

N/M	Not meaningful.

The Company’s results of operations for periods presented prior to October 1, 2015 reflect the historical financial results of operations of the strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of Blackstone. The results of operations may not necessarily reflect our results of operations had we been a stand-alone company during the periods presented or what our financial results may be in the future. Additionally, the results of operations of PJT Capital LP are not included in the results of operations for periods presented prior to October 1, 2015 as the acquisition did not occur until October 1, 2015.

We expect to experience changes in our ongoing cost structure for certain items that we will incur as a public company. For example, Blackstone historically provided certain corporate functions on PJT Partners’ behalf, including, but not limited to, insurance, access to liquidity, including working capital, and directors’ fees. Our historical combined financial statements included direct expenses and allocations of expenses from Blackstone. These costs may not be representative of the future costs we may incur as a public company.

We have incurred certain costs during the transition to being a stand-alone public company. These costs have included, for example, additional accounting, tax and other professional costs pertaining to the spin-off and establishment of PJT Partners as a stand-alone public company, recruiting and relocation costs associated with hiring personnel, costs related to establishing PJT Partners’ brand in the marketplace and costs to build out our corporate infrastructure. The results of operations for the year ended December 31, 2015 reflect these additional costs.

Year Ended December 31, 2015 versus Year Ended December 31, 2014

Revenues

Total Revenues were $405.9 million for the year ended December 31, 2015, an increase of $4.9 million compared to $401.1 million for the year ended December 31, 2014. The increase in Total Revenues was primarily attributable to an increase of $14.7 million in Advisory Fees, partially offset by a decrease of $13.6 million in Placement Fees. The increase in Advisory Fees was primarily driven by significant fee realizations on a number of M&A transactions that closed during the year. The decrease in Placement Fees was primarily due to a decrease in corporate private placement fees, partially offset by an increase in fund placement fees.

The following table provides revenue statistics for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Advisory Fees
Number of Clients	134	142	147
Number of Fee-Paying Clients with $1 Million or More	63	68	70
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	1	—	1
Percentage of Such Clients’ Fees of Total Advisory Fees	13.9%	—	12.3%
Placement Fees
Number of Clients	76	75	66
Number of Fee-Paying Clients with $1 Million or More	35	35	30
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	—	—	—
Percentage of Such Clients’ Fees of Total Placement Fees	—	—	—

Expenses

Expenses were $411.9 million for the year ended December 31, 2015, an increase of $18.3 million compared to $393.5 million for the year ended December 31, 2014. The increase in expenses was primarily attributable to increases in Professional Fees, Depreciation and Amortization and Occupancy and Related Expenses of $9.0 million, $7.1 million and $7.1 million, respectively, and partially offset by decreases of $3.8 million and $2.3 million in Other Expenses and Compensation and Benefits, respectively. The increase in Professional Fees was primarily related to an increase in legal and other professional services expense incurred in connection with the spin-off. The increase in Depreciation and Amortization was related to the impairment of intangible assets, as further described in Note 6. “Goodwill and Intangible Assets” and additional intangible assets associated with the acquisition of PJT Capital LP, as further described in Note 4. “Business Combinations” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing. The increase in Occupancy and Related was primarily due to increased rent expense associated with the continuation of rent expense in our previous office locations during the period of transition into new office locations in New York, London and Hong Kong. The decrease in Other Expenses was primarily due to reversal of bad debt expense in 2015. The decrease in Compensation and Benefits was primarily from a change in terms of deferred compensation plan awards and a decrease in transaction-based equity amortization, and partially offset by an increase due to the Company’s decision to pay in cash the portion of partner discretionary compensation that would have otherwise been paid in deferred equity.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2015 and 2014 was $0.2 million and $3.0 million, respectively. This resulted in an effective tax rate of -4.0% and 40.4%, respectively, based on our Loss Before Provision for Taxes of $5.9 million for the year ended December 31, 2015 and Income Before Provision for Taxes of $7.5 million for the year ended December 31, 2014. The effective tax rate decreased in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the Company’s new entity structure on October 1, 2015 as a publicly traded corporation and the tax benefit recorded with respect to the operating loss incurred during the three months ended December 31, 2015.

Redeemable Non-Controlling Interests

Net Income (Loss) Attributable to Redeemable Non-Controlling Interests is derived from the Income (Loss) Before Provision for Taxes and the percentage allocation of the income (loss) between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss). Prior to the spin-off on October 1, 2015, redeemable non-controlling interests had not been presented in the financial statements.

Year Ended December 31, 2014 versus Year Ended December 31, 2013

Revenues

Total Revenues were $401.1 million for the year ended December 31, 2014, an increase of $4.1 million compared to $397.0 million for the year ended December 31, 2013. The increase in Total Revenues in 2014 was driven by an increase of Advisory Fees of $14.8 million, partially offset by a decrease in Placement Fees of $9.1 million. The increase in Advisory Fees was due to an increase in the size of transactions that closed during the year. The decrease in Placement Fees was primarily due to a decrease in the size of transactions that closed during the year.

Expenses

Expenses were $393.5 million for the year ended December 31, 2014, a decrease of $17.2 million compared to $410.8 million for the year ended December 31, 2013. The decrease in expenses was primarily attributable to decreases of $22.3 million in Compensation and Benefits and $1.5 million in Professional Fees, partially offset by an increase of $3.9 million in Occupancy and Related expenses. The overall decrease in Compensation and Benefits was primarily due to changes associated with the deferred compensation plan. Professional Fees decreased primarily as a result of reduced consulting and recruiting fees. Occupancy and Related expenses increased primarily as result of additional rent in New York and London.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2014 and 2013 was $3.0 million and $3.4 million, respectively. This resulted in an effective tax rate of 40.4% and -24.4%, respectively, based on our Income Before Provision for Taxes of $7.5 million for the year ended December 31, 2014 and Loss Before Provision for Taxes of $13.8 million for the year ended December 31, 2013. The effective tax rate increased in the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the increase in pretax income.

Adjusted Net Income

The following table is a reconciliation of Net Income (Loss) to Adjusted Net Income for the respective periods:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Net Income (Loss)	$(6,175)	$4,492	$(17,173)	$(10,667)	N/M	$21,665	N/M
Provision for Taxes	239	3,046	3,373	(2,807)	-92%	(327)	-10%
Income (Loss) Before Provision for Taxes	(5,936)	7,538	(13,800)	(13,474)	N/M	21,338	N/M
Adjustments
Compensation and Benefits (a)	36,924	91,294	81,981	(54,370)	-60%	9,313	11%
Depreciation and Amortization (b)	10,939	2,653	2,653	8,286	312%	—	—
Adjusted Pretax Income	41,927	101,485	70,834	(59,558)	-59%	30,651	43%
Taxes (c)	3,819	3,814	3,584	5	0%	230	6%
Adjusted Net Income	$38,108	$97,671	$67,250	$(59,563)	-61%	$30,421	45%

N/M	Not meaningful.
(a)

This adjustment adds back to Income (Loss) Before Provision for Taxes certain transactional amounts related to Blackstone’s IPO in 2007 and the spin-off from Blackstone on October 1, 2015. The adjustment to Compensation and Benefits relates principally to equity-based compensation charges. An adjustment has been made for equity-based compensation charges associated with the vesting during the periods presented of awards granted in connection with the Blackstone IPO in 2007 and severance incurred in connection with the spin-off. Additionally, for periods after October 1, 2015, the transactional equity-based compensation adjustment includes equity-based compensation expense associated with Partnership Units with both time- and performance-based vesting conditions and retention awards granted in connection with the spin-off.

(b)

This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the amortization of intangible assets which are associated with Blackstone’s IPO, amortization related to intangible assets identified in connection with the acquisition of PJT Capital LP on October 1, 2015 and the non-recurring non-cash charge associated with the impairment of certain intangible assets during the third quarter of 2015, as further described in Note 6. “Goodwill and Intangible Assets,” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

(c)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision calculated on Income (Loss) Before Provision for Taxes.

Adjusted Compensation and Benefits Expense

The following table is a reconciliation of Compensation and Benefits Expense to Adjusted Compensation and Benefits Expense for the respective periods:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Compensation and Benefits Expense, GAAP	$315,195	$317,478	$339,778	$(2,283)	-1%	$(22,300)	-7%
Adjustment
Transaction-Based Equity Compensation (a)	(36,924)	(91,294)	(81,981)	54,370	60%	(9,313)	-11%
Adjusted Compensation and Benefits Expense	$278,271	$226,184	$257,797	$52,087	23%	$(31,613)	-12%

(a)

This adjustment adds back to Compensation and Benefits Expense certain transactional amounts related to Blackstone’s IPO in 2007 and the spin-off from Blackstone on October 1, 2015. An adjustment has been made for equity-based compensation charges associated with the vesting during the periods presented of awards granted in connection with the Blackstone IPO in 2007 and severance incurred in connection with the spin-off.

Additionally, for periods after October 1, 2015, the transactional equity-based compensation adjustment includes equity-based compensation expense associated with Partnership Units with both time- and performance-based vesting conditions and retention awards granted in connection with the spin-off.

Adjusted Non-Compensation Expense

The following table is a reconciliation of Non-Compensation Expense to Adjusted Non-Compensation Expense for the respective periods:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Non-Compensation Expenses:
Occupancy and Related	$32,682	$25,601	$21,715	$7,081	28%	$3,886	18%
Travel and Related	14,082	13,382	13,678	700	5%	(296)	-2%
Professional Fees	19,814	10,837	12,344	8,977	83%	(1,507)	-12%
Communications and Information Services	7,622	7,048	6,772	574	8%	276	4%
Depreciation and Amortization	14,872	7,773	8,775	7,099	91%	(1,002)	-11%
Other Expenses	7,607	11,412	7,692	(3,805)	-33%	3,720	48%
Non-Compensation Expense, GAAP	96,679	76,053	70,976	20,626	27%	5,077	7%
Adjustment
Transaction-Based Amortization (a)	(10,939)	(2,653)	(2,653)	(8,286)	-312%	—	—
Adjusted Non- Compensation Expense	$85,740	$73,400	$68,323	$12,340	17%	$5,077	7%

(a)

This adjustment adds back to Non-Compensation Expense amounts for the amortization of intangible assets which are associated with Blackstone’s IPO, amortization related to intangible assets identified in connection with the acquisition of PJT Capital LP on October 1, 2015 and the non-recurring non-cash charge associated with the impairment of certain intangible assets during the third quarter of 2015.

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets have historically comprised cash and receivables related to fees earned from providing strategic advisory and placement services. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses and taxes payable. Intercompany amounts due to Blackstone were typically settled monthly, which included settlements of accruals for forecast year-end incentive compensation. Blackstone retained and paid the accrual for year-end incentive compensation in respect of amounts recorded at September 30, 2015. Incentive compensation recorded during the fourth quarter of 2015 was recorded and paid by us. We expect to pay a significant amount of incentive compensation late each year or during the first two months of each calendar year with respect to the prior year’s results. A significant portion of annual compensation is awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

Additionally, in connection with the spin-off, we entered into a credit facility with First Republic Bank to provide a $60 million revolving credit facility, with the ability to increase the credit facility up to $80 million during the period beginning December 1 each year through March 1 the following year, so long as no event of default has occurred and is continuing or would be caused by exercising such option. The revolving credit facility is further described in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing. As of December 31, 2015, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

We evaluate our cash needs on a regular basis in light of current market conditions. As of December 31, 2015 and December 31, 2014, we had cash and cash equivalents of $82.3 million and $38.5 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of December 31, 2015 and December 31, 2014, total accounts receivable including receivables from affiliates were $169.6 million and $175.1 million, respectively, net of allowance for doubtful accounts of $0.9 million and $3.8 million, respectively. As of December 31, 2015 and December 31, 2014, $62.6 million and $66.0 million, respectively, of receivables attributable to our fund placement and secondary advisory business were expected to be collected at or more than one year from each date.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses, including cash compensation to our employees, funding the cash redemption of Partnership Units, paying income taxes, making distributions to our shareholders in accordance with our dividend policy, capital expenditures, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate or raise cash in the future, which depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors. Furthermore, our ability to forecast future cash flows is more limited because we do not have a long-established operating history as a stand-alone company. If our cash flows from operations are less than we expect, we may need to incur additional debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangements we have in place will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets, and (3) the current state of the economy. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

Subject to the terms and conditions of the exchange agreement between us and certain of the holders of Partnership Units, Partnership Units are exchangeable at the option of the holder for cash, or, at our election, for shares of our Class A common stock on a one-for-one basis. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund cash-settled exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder. Issuing significant numbers of shares of our Class A common stock upon exchange of Partnership Units could adversely affect the tax consequences to Blackstone of the distribution. Accordingly, while we will retain the right under the Exchange Agreement to elect to settle exchanges in cash or Class A common stock in our sole discretion, we intend to limit such issuances of Class A common stock in settlement of exchanges of Partnership Units to the extent necessary to preserve the intended tax-free nature of the spin-off and to comply with our obligations under the Tax Matters Agreement.

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 15. “Regulated Entities” in the “Notes to

Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, restructuring and special situations and fund placement and secondary advisory services businesses. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Exchange Act. PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100,000 or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital as of December 31, 2015 of $10.3 million, which exceeded the minimum net capital requirement by $9.3 million.

Park Hill Group LLC is also a registered broker-dealer through which fund placement and secondary advisory business is conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250,000 or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital as of December 31, 2015 and December 31, 2014 of $19.0 million and $34.6 million, respectively, which exceeded the minimum net capital requirement by $18.8 million and $34.3 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

We also conduct certain activities through PJT Partners (UK) Limited, a subsidiary licensed with the United Kingdom’s Financial Conduct Authority, which is required to maintain regulatory net capital of €50,000, and certain activities through PJT Partners (HK) Limited, a subsidiary licensed with the Hong Kong Securities and Futures Commission, which is subject to a minimum liquid capital requirement of HK$3 million. As of December 31, 2015, both of these entities were in compliance with local capital adequacy requirements.

Our activities may also be subject to regulation, including regulatory capital requirements, by various other foreign jurisdictions and self-regulatory organizations.

We do not anticipate that compliance with any and all such requirements will materially adversely impact the availability of funds for domestic and parent-level purposes.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2015:

Contractual Obligations	2016	2017–2018	2019–2020	Thereafter	Total
	(Dollars in Thousands)
Operating Leases (a)	$16,514	$40,883	$37,442	$125,818	$220,657
Capital Leases (including interest)	95	190	164	—	449
Purchase Obligations	3,154	2,942	344	—	6,440
Total	$19,763	$44,015	$37,950	$125,818	$227,546

(a)

We lease our primary office space under agreements that expire through 2030. Further disclosure regarding rent is presented in Note 13. “Commitments and Contingencies—Commitments, Leases” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing. In connection with these lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in the Consolidated and Combined Statements of Financial Condition. The amounts presented are net of contractual sublease commitments.

See Notes 8, 10, 13 and 14 in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing for further information in connection with income taxes, equity compensation plans, commitments and employee benefit plans, respectively.

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

We will account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from future exchanges as follows:

•	we will record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal, state and local tax rates at the date of the exchange;
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

The tax receivable agreement described above pertains to exchanges by holders of Partnership Units in PJT Partners Holdings LP and such exchanges may not occur prior to October 1, 2016.

Indemnifications

We enter into contracts that contain a variety of indemnifications including certain indemnification obligations to Blackstone in connection with the spin-off as described in “Part I. Item 1. Business—The Spin-off from Blackstone—Overview.” Our maximum exposure under these arrangements is not known. However, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources or market or credit risk support that expose us to any liability that is not reflected in our consolidated and combined financial statements.

Critical Accounting Policies

We prepare our consolidated and combined financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated and combined financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.)

Revenue Recognition

Revenues consist of Advisory Fees, Placement Fees and Interest Income and Other. Fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured.

Advisory Fees – Advisory Fees consist of retainer and transaction-based fee arrangements related to strategic advisory services, restructuring and special situations services and secondary advisory services provided by Park Hill Group. Advisory retainer and transaction-based fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. The majority of the Advisory Fees are dependent on the successful completion of a transaction.

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

The Company may receive non-refundable up-front fees upon execution of agreements with clients to provide placement services, which are recorded as revenues in the period over which services are provided.

Accrued but unpaid Advisory and Placement Fees are included in Accounts Receivable and Receivable from Affiliates in the Consolidated and Combined Statements of Financial Condition.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable as well as miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable and Receivable from Affiliates in the Consolidated and Combined Statements of Financial Condition.

Deferred Revenue – Deferred Revenue represents the receipt of Advisory and Placement Fees prior to such amounts being earned and is recognized using the straight-line method over the period that it is earned.

Expenses

Our principal expense is related to compensation and benefits. Our accounting policies related thereto are as follows:

Compensation and Benefits – Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus (including certain awards with clawback mechanisms), and benefits paid and payable to employees and partners, and (b) equity-based compensation associated with the grants of equity-based awards to employees and partners. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

In certain instances, the Company may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the derived service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied prior to termination, the remaining unrecognized compensation cost is accelerated.

Prior to October 1, 2015, certain of the Company’s employees participated in Blackstone’s equity-based compensation plans. Equity-based compensation expense related to those plans was based upon specific identification of cost related to the Company’s employees. The Company also received allocated equity-based compensation expense associated with Blackstone’s employees of central support functions.

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to Blackstone’s IPO as well as from the acquisition of PJT Capital LP that occurred on October 1, 2015. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available which is regularly reviewed by segment management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

The Company’s intangible assets are derived from (a) customer relationships that were established as part of Blackstone’s IPO, (b) the value of the trade name as part of the acquisition of PJT Capital LP, (c) the open customer backlog acquired as part of the PJT Capital LP acquisition, and (d) the purchase of certain customer mandates from Blackstone. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of one to fifteen years, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included within Depreciation and Amortization in the Consolidated and Combined Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on PJT Partners can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

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

We have elected to comply with the scaled disclosure requirements available to us as an emerging growth company. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest of: (a) the end of the fiscal year following the fifth anniversary of the spin-off; (b) the first fiscal year after our annual gross revenues are $1.0 billion or more; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (d) the date we become a “large accelerated filer” under the Exchange Act.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit Risk

We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. As of December 31, 2015 and December 31, 2014, our allowance for doubtful accounts was $0.9 million and $3.8 million, respectively, representing 0.5% and 2.1%, respectively, of the gross accounts receivable and receivable from affiliates at the respective dates.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the years ended December 31, 2015 and 2014, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated and Combined Statements of Comprehensive Income (Loss) were gains of $0.6 million and $1.2 million, respectively, and in Interest Income and Other in the Consolidated and Combined Statements of Operations, losses of $0.2 million and $1.0 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods as we do not consider there to be significant foreign exchange risk at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.:

We have audited the accompanying consolidated and combined statements of financial condition of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of PJT Partners Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company separated from The Blackstone Group L.P. (“Blackstone”) and acquired PJT Capital on October 1, 2015. The Company did not operate as an independent, stand-alone entity for all periods included in these consolidated and combined financial statements. For periods prior to October 1, 2015, the accompanying consolidated and combined financial statements were derived from the consolidated financial statements and accounting records of Blackstone.

/s/ Deloitte & Touche LLP

New York, New York

February 29, 2016

PJT Partners Inc.

Consolidated and Combined Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2015	2014
Assets
Cash and Cash Equivalents	$82,322	$38,533
Restricted Cash	827	—
Accounts Receivable (net of allowance for doubtful accounts of $862 and $3,758 at December 31, 2015 and December 31, 2014, respectively)	169,590	162,924
Receivable from Affiliates	—	12,162
Due from Blackstone	—	36,517
Intangible Assets, Net	23,646	19,797
Goodwill	75,769	68,873
Furniture, Equipment and Leasehold Improvements, Net	31,490	5,111
Other Assets	14,920	1,330
Deferred Tax Asset, Net	68,688	2,704
Total Assets	$467,252	$347,951

Liabilities and Equity
Accrued Compensation and Benefits	$81,221	$9,178
Accounts Payable, Accrued Expenses and Other Liabilities	29,533	4,817
Deferred Rent Liability	12,414	—
Taxes Payable	1,672	62
Deferred Revenue	477	1,574
Total Liabilities	125,317	15,631

Commitments and Contingencies

Redeemable Non-Controlling Interests	452,785	—

Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 17,966,456 issued and outstanding at December 31, 2015; none authorized, issued or outstanding at December 31, 2014)	180	—
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 300 issued and outstanding at December 31, 2015; none authorized, issued or outstanding at December 31, 2014)	—	—
Additional Paid-In Capital	—	—
Retained Deficit	(110,982)	—
Accumulated Other Comprehensive Income (Loss)	(48)	1,010
Former Parent Company Investment	—	331,310
Total Equity	(110,850)	332,320
Total Liabilities and Equity	$467,252	$347,951

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Advisory Fees	$286,014	$271,278	$256,433
Placement Fees	114,058	127,664	136,726
Interest Income and Other	5,866	2,127	3,795
Total Revenues	405,938	401,069	396,954
Expenses
Compensation and Benefits	315,195	317,478	339,778
Occupancy and Related	32,682	25,601	21,715
Travel and Related	14,082	13,382	13,678
Professional Fees	19,814	10,837	12,344
Communications and Information Services	7,622	7,048	6,772
Depreciation and Amortization	14,872	7,773	8,775
Other Expenses	7,607	11,412	7,692
Total Expenses	411,874	393,531	410,754
Income (Loss) Before Provision for Taxes	(5,936)	7,538	(13,800)
Provision for Taxes	239	3,046	3,373
Net Income (Loss)	(6,175)	$4,492	$(17,173)
Net Loss Attributable to Redeemable Non-Controlling Interests	(13,751)
Net Income Attributable to PJT Partners Inc.	$7,576
Revenues Earned from Affiliates
Advisory Fees	$4,220	$31,948	$15,131
Placement Fees	$14,329	$14,911	$12,786

	October 1, 2015 through December 31, 2015
Net Loss	$(24,935)
Net Loss Attributable to Redeemable Non-Controlling Interests	(13,751)
Net Loss Attributable to PJT Partners Inc.	$(11,184)
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(0.61)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,258,174

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Net Income (Loss)	$(6,175)	$4,492	$(17,173)
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	622	1,243	(108)
Comprehensive Income (Loss)	(5,553)	$5,735	$(17,281)
Less
Comprehensive Loss Attributable to Redeemable Non-Controlling Interests	(6)
Comprehensive Loss Attributable to PJT Partners Inc.	$(5,547)

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Changes in Equity

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated			Redeemable
	Class A	Class B	Class A	Class B	Additional		Other	Former Parent		Non-
	Common	Common	Common	Common	Paid-In	Retained	Comprehensive	Company		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Investment	Total	Interests
Balance at December 31, 2012	—	—	$—	$—	$—	$—	$(125)	$285,713	$285,588	$—
Net Loss	—	—	—	—	—	—	—	(17,173)	(17,173)	—
Currency Translation Adjustment	—	—	—	—	—	—	(108)	—	(108)	—
Net Increase in Former Parent Company Investment	—	—	—	—	—	—	—	33,021	33,021	—
Balance at December 31, 2013	—	—	—	—	—	—	(233)	301,561	301,328	—
Net Income	—	—	—	—	—	—	—	4,492	4,492	—
Currency Translation Adjustment	—	—	—	—	—	—	1,243	—	1,243	—
Net Increase in Former Parent Company Investment	—	—	—	—	—	—	—	25,257	25,257	—
Balance at December 31, 2014	—	—	—	—	—	—	1,010	331,310	332,320	—
Net Income	—	—	—	—	—	—	—	18,760	18,760	—
Currency Translation Adjustment	—	—	—	—	—	—	635	—	635	—
Net Decrease in Former Parent Company Investment	—	—	—	—	—	—	—	(95,530)	(95,530)	—
Balance Before Spin-Off	—	—	—	—	—	—	1,645	254,540	256,185	—
Settlement of Due from Blackstone Balances	—	—	—	—	24,002	—	—	—	24,002	—
Establishment of Deferred Tax Asset Related to Reorganization	—	—	—	—	62,267	—	—	—	62,267	—
Tax Distributions	—	—	—	—	(4,663)	—	—	—	(4,663)	—
Forfeiture Liability for Equity Awards	—	—	—	—	(1,319)	—	—	—	(1,319)	—
Net Loss	—	—	—	—	—	(11,184)	—	—	(11,184)	(13,751)
Currency Translation Adjustment	—	—	—	—	—	—	(13)	—	(13)	—
Reorganization of Equity Structure	—	—	—	—	146,227	—	(1,680)	(254,540)	(109,993)	119,858
Issuance of Class A Common Stock	17,966,456	—	180	—	—	—	—	—	180	—
Issuance of Class B Common Stock	—	300	—	—	—	—	—	—	—	—
Equity-Based Compensation	—	—	—	—	20,371	—	—	—	20,371	—
Adjustment of Redeemable Non- Controlling Interests to Fair Value	—	—	—	—	(246,880)	(99,798)	—	—	(346,678)	346,678
Other	—	—	—	—	(5)	—	—	—	(5)	—
Balance at December 31, 2015	17,966,456	300	$180	$—	$—	$(110,982)	$(48)	$—	$(110,850)	$452,785

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net Income (Loss)	$(6,175)	$4,492	$(17,173)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	38,614	66,464	79,260
Excess Tax Benefits Related to Equity-Based Compensation	(90)	(60)	(45)
Depreciation Expense	3,821	5,120	6,122
Amortization Expense	10,939	2,653	2,653
Bad Debt Expense (Recovery)	(2,260)	882	(1,245)
Other Non-Cash Amounts Included in Net Income (Loss)	834	(87)	(1,088)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(4,517)	(1,265)	(11,558)
Receivable from Affiliates	28,464	5,294	(3,204)
Due from Blackstone	35,042	(26,712)	12,717
Deferred Tax Assets	(66,090)	—	—
Other Assets	(12,126)	(4,149)	(6,315)
Accrued Compensation and Benefits	53,146	(3,533)	(826)
Accounts Payable, Accrued Expenses and Other Liabilities	20,556	299	575
Deferred Rent Liability	12,414	—	—
Deferred Tax Liability	106	—	—
Taxes Payable	512	(233)	(543)
Deferred Revenue	(1,097)	764	(9,157)
Net Cash Provided by Operating Activities	112,093	49,929	50,173
Investing Activities
Note Issued to Employee	(550)	—	—
Cash from Acquisition of PJT Capital LP	12,653	—	—
Purchases of Intangible Assets	(1,337)	—	—
Purchases of Furniture, Equipment and Leasehold Improvements, Net	(34,582)	—	—
Dispositions of Furniture, Equipment and Leasehold Improvements	457	—	—
Change in Restricted Cash	(827)	—	—
Net Cash Used in Investing Activities	(24,186)	—	—
Financing Activities
Contributions from Former Parent	49,371	—	—
Distribution to Former Parent	(88,895)	—	—
Tax Distributions	(4,663)	—	—
Principal Payments on Capital Lease Obligations	(21)	—	—
Excess Tax Benefits Related to Equity-Based Compensation	90	60	45
Net Decrease from Former Parent Company Investment	—	(41,120)	(45,150)
Net Cash Used in Financing Activities	(44,118)	(41,060)	(45,105)
Net Increase in Cash and Cash Equivalents	43,789	8,869	5,068
Cash and Cash Equivalents, Beginning of Period	38,533	29,664	24,596
Cash and Cash Equivalents, End of Period	$82,322	$38,533	$29,664

(continued)

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Cash Flows – continued

(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, including those to Former Parent	$3,518	$3,668	$3,136
Supplemental Disclosure of Significant Non-Cash Activities
Acquisition of PJT Capital LP
Accounts Receivable	(1,170)	—	—
Furniture, Equipment and Leasehold Improvements, Net	(334)	—	—
Other Assets	(362)	—	—
Intangible Assets	(13,300)	—	—
Goodwill	(6,896)	—	—
Accrued Compensation and Benefits	29,424	—	—
Accounts Payable, Accrued Expenses and Other Liabilities	4,626	—	—
Taxes Payable	665	—	—
Reorganization and Separation Adjustments
Accounts Receivable	1,281	—	—
Receivable from Affiliates	(16,302)	—	—
Due from Blackstone	1,475	—	—
Furniture, Equipment and Leasehold Improvements, Net	4,258	—	—
Other Assets	70	—	—
Accrued Compensation and Benefits	(10,527)	—	—
Accounts Payable, Accrued Expenses and Other Liabilities	(445)	—	—
Taxes Payable	433	—	—
Accumulated Other Comprehensive Income	(1,680)	—	—
Furniture, Equipment and Leasehold Improvements, Net Included in Accounts Payable, Accrued Expenses and Other Liabilities	(7,296)	—	—

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

On October 7, 2014, the board of directors of the general partner of The Blackstone Group L.P. (the “former Parent” or “Blackstone”) approved a plan to separate Blackstone’s strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses from Blackstone and combine the separated business with PJT Capital (as defined below) to form PJT Partners (“PJT Partners” or the “Company”), which separation occurred on October 1, 2015.

PJT Partners delivers a wide array of strategic advisory, restructuring and special situations and fund placement and secondary advisory services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a balanced portfolio of advisory services designed to help its clients realize major corporate milestones. Also, through the Park Hill Group, the Company provides fund placement and secondary advisory services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

Basis of Presentation

The Company prepared the accompanying consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

The Company did not operate as an independent, stand-alone entity for all periods included in these Consolidated and Combined Financial Statements. Prior to the spin-off on October 1, 2015, the Company’s operations were included in Blackstone’s results as they were historically managed as part of Blackstone, in conformity with GAAP. For periods prior to October 1, 2015, the accompanying Consolidated and Combined Financial Statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Blackstone. Prior to October 1, 2015, the Consolidated and Combined Financial Statements included certain assets that were historically held at the Blackstone corporate level but were specifically identifiable or otherwise attributable to these financial statements, primarily goodwill and intangible assets. Additionally prior to October 1, 2015, Blackstone’s net investment in PJT Partners is shown as Former Parent Company Investment in lieu of Stockholders’ Equity in the Consolidated and Combined Financial Statements.

All intercompany transactions have been eliminated for all periods presented.

The Consolidated and Combined Statements of Operations reflect intercompany expense allocations made to the Company by Blackstone for certain corporate functions and for shared services provided by Blackstone prior to October 1, 2015. Where possible, these allocations were made on a specific identification basis and, in other cases, these expenses were allocated by Blackstone based on a pro rata basis of headcount, usage or some other basis depending on the nature of the allocated cost. Expenses without a specific consumption based indicator were allocated based on revenues adjusted for factors such as the size and complexity of the business. See Note 12. “Transactions with Related Parties” for further information on expenses allocated by Blackstone.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Both the Company and Blackstone consider the basis on which the expenses were previously allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented prior to October 1, 2015. The allocations may not, however, reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if PJT Partners had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the spin-off, the Company has been performing these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Blackstone, pursuant to a transition services agreement for a period of 24 months with the option for Blackstone or the Company to terminate any given service with 60 days’ notice. See Note 12. “Transactions with Related Parties” for further information on services provided by Blackstone to the Company for the year ended December 31, 2015.

The Company has reclassified certain prior year financial statement amounts to conform to the current year presentation. Previously, the Company reported Interest Income and Other Revenue in separate financial statement captions and combined Depreciation and Amortization Expense with Other Expenses. These reclassifications had no effect on Net Income (Loss).

Use of Estimates

The preparation of consolidated and combined financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary. In preparing the consolidated and combined financial statements, management makes estimates regarding the adequacy of the allowance for doubtful accounts, evaluation of goodwill and intangible assets, realization of deferred taxes, measurement of equity-based compensation and other matters that affect the reported amounts and disclosures in the consolidated and combined financial statements.

Business Combinations

The purchase price allocations for acquisitions are based on estimates of the fair value of tangible and intangible assets acquired and liabilities assumed. The Company engages independent valuation specialists, when necessary, to assist with purchase price allocations and uses recognized valuation techniques, including the income and market approaches, to determine fair value. Management makes estimates and assumptions in determining purchase price allocations and valuation analyses, which may involve significant unobservable inputs. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. In certain circumstances, the allocations of the purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses.

Assets acquired and liabilities assumed in business combinations are recorded in the Company’s Consolidated and Combined Statements of Financial Condition as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Company’s Consolidated and Combined Statements of Operations from their respective dates of acquisition.

Revenue Recognition

Revenues consist of Advisory Fees, Placement Fees and Interest Income and Other. Fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Advisory Fees – Advisory Fees consist of retainer and transaction-based fee arrangements related to strategic advisory services, restructuring and special situations services and secondary advisory services provided by Park Hill Group. Advisory retainer and transaction-based fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. The majority of the Advisory Fees are dependent on the successful completion of a transaction.

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

The Company may receive non-refundable up-front fees upon execution of agreements with clients to provide placement services, which are recorded as revenues in the period over which services are provided.

Accrued but unpaid Advisory and Placement Fees are included in Accounts Receivable and Receivable from Affiliates in the Consolidated and Combined Statements of Financial Condition.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable as well as miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable and Receivable from Affiliates in the Consolidated and Combined Statements of Financial Condition.

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

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

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

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and Cash Equivalents consist of cash which is primarily held at two major U.S. financial institutions.

Restricted Cash

Restricted cash consists of cash held at a financial institution related to deposits received from sublessees.

Accounts Receivable

Accounts Receivable includes placement fees, interest and advisory fee receivables. Accounts receivable are assessed periodically for collectibility and an allowance is recognized for doubtful accounts, if required.

Included in Accounts Receivable are long-term receivables which relate to placement fees that are generally paid in installments over a period of three to four years. Additional disclosures regarding Accounts Receivable are discussed in Note 5. “Accounts Receivable and Allowance for Doubtful Accounts.” The Company charges interest on long-term receivables based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty.

The Company is reimbursed by certain clients for reasonable travel, telephone, postage and other out-of pocket expenses incurred in relation to services provided. Expenses that are directly related to such transactions and billable to clients are presented net in Accounts Receivable and Receivable from Affiliates in the Consolidated and Combined Statements of Financial Condition.

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

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to Blackstone’s initial public offering (“IPO”) as well as from the acquisition of PJT Capital LP that occurred on October 1, 2015. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available which is regularly reviewed by segment management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

The Company’s intangible assets are derived from (a) customer relationships that were established as part of Blackstone’s IPO, (b) the value of the trade name as part of the acquisition of PJT Capital LP, (c) the open customer backlog acquired as part of the PJT Capital LP acquisition, and (d) the purchase of certain customer mandates from Blackstone. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of one to fifteen years, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included in Depreciation and Amortization in the Consolidated and Combined Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements, Net consist primarily of leasehold improvements, furniture, fixtures and equipment and office equipment and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally ten to fifteen years, and five to seven years for other fixed assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation and amortization are included in Depreciation and Amortization in the Consolidated and Combined Statements of Operations.

Fixed assets held under capital leases are recorded at the present value of the future minimum lease payments, less accumulated depreciation and amortization in Furniture, Equipment and Leasehold Improvements, Net in the Consolidated and Combined Statements of Financial Condition. Depreciation and amortization are calculated using the straight-line method over the life of the lease and are included in Depreciation and Amortization in the Consolidated and Combined Statements of Operations. The capital lease obligations are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated and Combined Statements of Financial Condition.

Foreign Currency

In the normal course of business, the Company may enter into transactions not denominated in U.S. dollars. Foreign exchange gains and losses arising on such transactions are recorded in Interest Income and Other in the Consolidated and Combined Statements of Operations. In addition, the Company consolidates a number of businesses that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rate on the dates they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are recorded in Other Comprehensive Income.

Comprehensive Income

Comprehensive Income consists of Net Income and Other Comprehensive Income. The Company’s Other Comprehensive Income is comprised of foreign currency cumulative translation adjustments.

Redeemable Non-Controlling Interests

The holders of the Partnership Units have redemption rights not solely within the Company’s control and thus is considered a redeemable non-controlling interest. Redeemable Non-Controlling Interests have been presented separately from Equity in the Consolidated and Combined Statements of Financial Condition.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Compensation and Benefits

Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus (including certain awards with clawback mechanisms), and benefits paid and payable to employees and partners, and (b) equity-based compensation associated with the grants of equity-based awards to employees and partners. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

Prior to October 1, 2015, certain of the Company’s employees participated in Blackstone’s equity-based compensation plans. Equity-based compensation expense related to these plans was based upon specific identification of cost related to the Company’s employees. The Company also received allocated equity-based compensation expense associated with Blackstone’s employees of central support functions.

In certain instances, the Company may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the derived service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied prior to termination, the remaining unrecognized compensation cost is accelerated.

Income Taxes

The Company is a corporation subject to U.S. Federal, state and local income taxes in jurisdictions where it does business.

The Company’s businesses generally operate as partnerships for U.S. Federal and purposes and as corporate entities in non-U.S. jurisdictions. In the U.S. Federal and state jurisdictions, taxes related to income earned by these entities generally represent obligations of the individual members and partners. Historically, these taxes have not been reflected in the Company’s Consolidated and Combined Statements of Financial Condition. However, the operating entities are generally subject to New York City unincorporated business tax (“UBT”) and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable.

Prior to October 1, 2015, the Company’s operations were included in the income tax returns of Blackstone’s subsidiaries, except for certain entities that were classified as partnerships for U.S. tax purposes. These partnerships were subject to New York City UBT and certain other foreign, state and local taxes, as applicable.

In connection with the spin-off from Blackstone on October 1, 2015, the Company became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from the operating partnership (PJT Partners Holdings LP).

Current tax liabilities are recorded in Taxes Payable in the Consolidated and Combined Statements of Financial Condition.

The Company uses the asset and liability method of accounting for deferred taxes assets and liabilities. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company records uncertain tax positions on the basis of a two-step process: (a) a determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (b) those tax positions that meet the recognition threshold described in the first step are recorded based on the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the tax authority.

The effects of tax adjustments and settlements with taxing authorities are presented in the Company’s consolidated and combined financial statements in the period to which they relate as if the Company were a separate tax filer in those years.

The Company recognizes accrued interest and penalties related to uncertain tax positions in Other Expenses in the Consolidated and Combined Statements of Operations, as applicable.

Unrecognized tax benefits are recorded in Taxes Payable in the Consolidated and Combined Statements of Financial Condition, as applicable.

Net Income (Loss) Per Share of Class A Common Stock

Prior to the spin-off from Blackstone, the Company’s business was conducted through a number of Blackstone entities as to which there was no single holding entity. There was no single capital structure upon which to calculate historical net income (loss) per share. Accordingly, net income (loss) per share information has not been presented for historical periods prior to the spin-off.

Basic Net Income (Loss) Per Share is computed using the weighted-average number of shares of Class A common stock outstanding; vested, undelivered restricted stock units (“RSUs”); and unvested RSUs that have met requisite service requirements.

Diluted Net Income (Loss) Per Share is computed using the number of shares of Class A common stock included in the Basic Net Income (Loss) Per Share calculation, and if dilutive, the incremental common stock that the Company would issue upon the assumed vesting of RSUs using the treasury stock method.

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and determining the transaction price and amounts allocated to performance obligations. Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract. As originally proposed, the guidance was effective prospectively for annual periods beginning after December 15, 2016 including interim periods within that reporting period. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective for annual reporting periods beginning after December 31, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the new guidance and the method of adoption on the consolidated and combined financial results.

In September 2015, the FASB issued guidance on measurement-period adjustments with respect to business combinations. The amendments apply to entities that have reported provisional amounts for items in a business

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. An entity will be required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, not on a retrospective basis as previously required. The amendments should be applied prospectively to adjustments to provisional amounts that occur in fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.

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

On October 1, 2015, prior to the distribution, PJT Partners Holdings LP acquired all of the outstanding equity interests in PJT Capital LP. In connection with the acquisition, Mr. Taubman and the other selling holders of equity interests in PJT Capital LP received unvested Partnership Units.

On October 1, 2015, following the internal reorganization and the acquisition, Blackstone distributed on a pro rata basis to its common unitholders, all of the issued and outstanding Class A common stock of PJT Partners Inc. held by it.

Following the spin-off, PJT Partners Inc. became a holding company and its sole asset is its controlling equity interest in PJT Partners Holdings LP. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. Following the spin-off, the ownership interest of the limited partners of PJT Partners Holdings LP is reflected as a redeemable non-controlling interest in PJT Partners Inc.’s consolidated and combined financial statements.

Following the spin-off, the limited partners of PJT Partners Holdings LP also held all issued and outstanding shares of the Class B common stock of PJT Partners Inc. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. Shares of Class B common stock initially entitle holders to only one vote per share in the election and removal of directors of PJT Partners Inc. In certain circumstances provided in PJT Partners Inc.’s certificate of incorporation, however, all or a portion of the voting power of any share of Class B common stock may become entitled to vote on all matters on which stockholders are entitled to vote generally, including the election and removal of directors of PJT Partners Inc. The voting power on applicable matters afforded to holders of Partnership Units by their shares of Class B common stock is automatically and correspondingly reduced as they exchange Partnership Units for cash or for shares of Class A common stock of PJT Partners Inc. pursuant to the exchange agreement. If at any time the ratio at which Partnership Units are exchangeable for shares of Class A common stock of PJT Partners Inc. changes from one-for-one, the number of votes to which Class B common stockholders are entitled on applicable matters will be adjusted accordingly. Holders of shares of PJT Partners Inc.’s Class B common stock will vote together with holders of PJT Partners Inc.’s Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2015, the non-controlling

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

interest was 47.1%. The percentage of the Net Income Attributable to the Redeemable Non-Controlling Interests will vary from this percentage due to the differing level of income taxes applicable to the controlling interest.

Partnership Units are exchangeable at the option of the holder for cash, or, at the Company’s election, for shares of Class A common stock on a one-for-one basis. The election to exchange Partnership Units is entirely within the control of the Partnership Unitholder, although the Company retains the sole option to determine whether to settle the exchange in either cash or shares of Class A common stock. A non-controlling interest with redemption features not solely within the Company’s control is considered a redeemable non-controlling interest and is presented separately from Equity in the Consolidated and Combined Statements of Financial Condition.

In connection with the spin-off described above, several transactions took place which impacted the Company’s consolidated and combined financial statements including the following:

•

The recording of the assets transferred and liabilities assumed of PJT Capital LP along with goodwill and intangible assets as part of the business combination (refer to Note 4. “Business Combinations”);

•

PJT Partners Inc.’s new capital structure, including the allocation of income (loss) between PJT Partners Inc. and redeemable non-controlling interests and the net settlement of the Former Parent’s net investment in PJT Partners;

•

The recording of $55.4 million in cash, which amount was determined prior to the spin-off and took into account the accounts receivable our business had as of the date of the spin-off and was designed to satisfy all regulatory and statutory reserve requirements to provide minimum working capital to our business;

•	PJT Partners (UK) Limited’s purchase of open customer mandates from Blackstone, which were recorded as intangible assets on the Consolidated and Combined Statements of Financial Condition;
•

The contribution of certain intangible assets and the related deferred tax assets that were previously held by Blackstone or its subsidiaries, including the establishment of a deferred tax asset (and a corresponding credit to Additional Paid-In Capital) of $58.4 million associated with tax basis step-up arising from exchanges by Blackstone partners of their partnership interests in certain Blackstone subsidiaries;

•	The reversal of severance charges related to the reorganization, spin-off and acquisition; and
•	The settlement of account balances between the Company and Blackstone.

4.	BUSINESS COMBINATIONS

Acquisition of PJT Capital LP

On October 1, 2015, PJT Partners Holdings LP acquired all of the outstanding equity interests in PJT Capital LP. The effect of the transaction was a transfer of PJT Capital LP interests to PJT Partners Holdings LP in exchange for unvested PJT Partners Holdings LP units. No other consideration was transferred. This transaction has been accounted for as a business combination and PJT Capital LP’s operating results have been included in the Company’s financial statements from the date of the transaction. The Company incurred $0.1 million of costs related to the acquisition which have been included in Professional Fees in the Consolidated and Combined Statements of Operations for the year ended December 31, 2015.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

A preliminary allocation of the total purchase price has been made to the assets acquired and liabilities assumed based on their fair values as of October 1, 2015, the date of acquisition, as follows:

Assets
Cash	$12,653
Accounts Receivable	1,170
Furniture, Equipment and Leasehold Improvements	334
Other Assets	362
Intangible Assets	13,300
Goodwill	6,896
34,715
Liabilities
Accrued Compensation and Benefits	29,424
Accounts Payable, Accrued Expenses and Other Liabilities	4,626
Taxes Payable	665
34,715
Net Assets Acquired	$—

The excess of the purchase price over the fair value of the net assets acquired of $6.9 million has been recorded as goodwill. Goodwill includes the in-place workforce, which allows the Company to continue serving its existing client base, begin marketing to potential clients and avoid significant costs reproducing the workforce. The transaction did not result in goodwill for tax purposes.

The estimated fair value of the intangible assets acquired, which consist of PJT Capital LP’s backlog of client assignments that existed at the time of the acquisition and trade name is based, in part, on a valuation using an income approach or market approach and has been included in Intangible Assets, Net in the Consolidated and Combined Statements of Financial Condition as of December 31, 2015. The estimated fair value ascribed to the identifiable intangible assets will be amortized on a straight-line basis over the estimated remaining useful lives of the assets over periods ranging between one and ten years. For the period from October 1, 2015 through December 31, 2015, the Company recorded amortization expense of $2.0 million related to these intangible assets.

The Consolidated and Combined Statement of Operations for the year ended December 31, 2015 includes the results of PJT Capital LP from the date of acquisition, October 1, 2015, through December 31, 2015. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2014 is as follows:

	Year Ended December 31,
	2015	2014
Total Revenues	$430,086	$411,073
Loss Before Provision for Taxes	$(29,102)	$(296)
Loss Attributable to PJT Partners Inc.	$(11,616)	$(3,478)
Net Loss Per Share of Class A Common Stock — Basic and Diluted	N/A	N/A

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisition occurred on January 1, 2014, or to project the Company’s results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

The pro forma results include (a) the amortization of identifiable intangible assets of PJT Capital LP, and (b) the estimated income tax expense related to the historical earnings of PJT Capital LP, which as a result of the acquisition, would be subject to income tax at the effective tax rate of the Company.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Acquisition of Customer Mandates

On October 1, 2015, PJT Partners (UK) Limited, a subsidiary of the Company, purchased certain open customer mandates and other assets from a subsidiary of its former Parent. This transaction was accounted for as an asset acquisition. There were no capitalized transaction costs and the total purchase price was $1.5 million. The customer mandates acquired were recorded as intangible assets and will be amortized over their estimated useful lives of one year. In connection with the transaction, the Company acquired $1.3 million of customer mandates and $0.2 million of other assets and liabilities, net.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable and Receivable from Affiliates are long-term receivables of $62.6 million and $66.0 million as of December 31, 2015 and December 31, 2014, respectively, related to placement fees that are generally paid in installments over a period of three to four years. Of these amounts, there were no long-term receivables from affiliates as of December 31, 2015 and $5.1 million as of December 31, 2014. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Long-term receivables which were more than 90 days past due as of December 31, 2015 and December 31, 2014 were $2.2 million and $1.1 million, respectively. There were no long-term receivables from affiliates which were more than 90 days past due as of December 31, 2015. As of December 31, 2014, there were $0.2 million of long-term receivables from affiliates which were more than 90 days past due.

Changes in the allowance for doubtful accounts related to long-term receivables are presented below:

	Year Ended December 31,
	2015	2014	2013
Balance, Beginning of Period	$392	$1,621	$2,849
Allowance Recovery	(392)	(1,229)	(1,228)
Balance, End of Period	$—	$392	$1,621

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill consist of the following:

	December 31,
	2015	2014
Balance, Beginning of Year	$68,873	$68,873
Goodwill Acquired	6,896	—
Balance, End of Year	$75,769	$68,873

The change in carrying amount of goodwill was the result of the business combination disclosed in Note 4. “Business Combinations.” As of December 31, 2015 and December 31, 2014, the Company’s assessment did not result in any impairment of goodwill.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Intangible Assets, Net consists of the following:

	December 31,
	2015	2014
Finite-Lived Intangible Assets
Customer Relationships (a)	$26,476	$39,791
Client Backlog	7,600	—
Trade Name	5,700	—
Client Mandates and Other	1,483	—
Accumulated Amortization (a)	(17,613)	(19,994)
Intangible Assets, Net	$23,646	$19,797

(a)	The gross intangible asset and accumulated amortization amounts have been adjusted to reflect the $6.0 million impairment recorded during the third quarter of 2015.

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2015	2014	2013
Balance, Beginning of Year	$19,797	$22,450	$25,103
Additions	14,805	—	—
Amortization Expense	(10,939)	(2,653)	(2,653)
Translation Adjustments	(17)	—	—
Balance, End of Year	$23,646	$19,797	$22,450

At September 30, 2015, the Company performed an assessment of its intangible assets and determined that impairment indicators existed regarding certain customer relationship intangible assets established at the time of Blackstone’s IPO. The Company concluded there were no future cash flows associated with these intangible assets; therefore, the fair value was zero. As a result, the Company recorded an impairment charge of $6.0 million during the year ended December 31, 2015 to fully impair these intangible assets, which is included in Depreciation and Amortization in the Consolidated and Combined Statements of Operations.

Amortization of Intangible Assets held at December 31, 2015 is expected to be $9.0 million for the year ending December 31, 2016 and $2.3 million for the years ending 2017, 2018, 2019 and 2020. The intangible assets as of December 31, 2015 are expected to amortize over a weighted-average period of 7.2 years.

7.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2015	2014
Office Equipment	$1,873	$2,904
Leasehold Improvements	23,330	10,066
Furniture and Fixtures	9,119	4,434
Less: Accumulated Depreciation	(2,832)	(12,293)
Furniture, Equipment and Leasehold Improvements, Net	$31,490	$5,111

Depreciation expense, including allocations from the former Parent for the periods presented before October 1, 2015, was $3.9 million, $5.1 million and $6.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was included in Depreciation and Amortization in the Consolidated and Combined Statements of Operations.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.	INCOME TAXES

The Company’s operations were included in Blackstone subsidiaries’ U.S. Federal, state and foreign tax returns for taxable periods ending before the Company’s spin-off and separation from former Parent on October 1, 2015. With respect to such taxable periods, the Company’s income taxes were calculated on a separate tax return basis. For subsequent periods, the Company is filing tax returns as a stand-alone entity, and its deferred taxes and effective tax rates may differ from those of the historical periods.

The Company’s pretax income (loss) is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2015	2014	2013
Income (Loss) Before Provision for Taxes
Domestic	$29,581	$8,952	$(6,413)
International	(35,517)	(1,414)	(7,387)
Total	$(5,936)	$7,538	$(13,800)

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current
Federal Income Tax	$50	$—	$—
State and Local Income Tax	3,576	3,495	3,354
Foreign Income Tax	331	319	230
	3,957	3,814	3,584
Deferred
Federal Income Tax	(3,698)	—	—
State and Local Income Tax	(17)	(768)	(211)
Foreign Income Tax	(3)	—	—
	(3,718)	(768)	(211)
Provision for Taxes	$239	$3,046	$3,373

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2015	2014	2013
Income (Loss) Before Provision for Taxes	$(5,936)	$7,538	$(13,800)
Provision for Taxes	$239	$3,046	$3,373
Effective Income Tax Rate	-4.0%	40.4%	-24.4%

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table reconciles the Provision for Taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2015	2014	2013
Income (Loss) Before Provision for Taxes	$(5,936)	$7,538	$(13,800)
Expected Income Tax Expense (Benefit) at the Federal Statutory Rate	$(2,078)	$2,638	$(4,830)
Partnership (Income) Loss Not Subject to U.S. Corporate Income Taxes	(3,220)	(2,638)	4,830
Foreign Income Taxes	293	319	230
State and Local Income Taxes	3,748	2,727	3,143
Nondeductible Compensation and Other Permanent Differences	1,496	—	—
Reported Provision for Taxes	$239	$3,046	$3,373
Effective Income Tax Rate	-4.0%	40.4%	-24.4%

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2015	2014
Deferred Tax Assets
Tax Basis Step-Up from Blackstone	$57,046	$—
Deferred Compensation	15,173	2,659
Net Operating Loss	2,919	—
Other	3,184	453
	78,322	3,112
Valuation Allowance	(2,222)	—
Total Deferred Tax Assets	$76,100	$3,112
Deferred Tax Liabilities
Intangible Assets	$5,008	$408
Other	2,404	—
Total Deferred Tax Liabilities	7,412	408
Deferred Tax Asset, Net	$68,688	$2,704

Included in the Company’s deferred tax assets as of December 31, 2015 is a deferred tax asset of $57.0 million with respect to tax attributes (comprising tax basis step-up) that were transferred to the Company as part of the spin-off and separation from Blackstone.

The Company has a U.S. Federal net operating loss of $2.0 million that expires after 2035. With respect to foreign operations, the Company has an income tax net operating loss of $11.1 million with an unlimited life.

The realization of deferred tax assets arising from net operating losses and other timing differences requires taxable income in future years to absorb the losses and reversal of the timing differences. The Company assesses positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction.

The Company considered projections of future taxable income as positive evidence in evaluating its ability to utilize the deferred tax assets. The Company’s projections of future taxable income in the U.S. Federal jurisdiction currently indicate that it is more likely than not that the U.S. Federal deferred tax assets will be realized.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company evaluated the loss incurred in foreign operating jurisdictions in 2015 as objective negative evidence, and concluded that it outweighs any positive evidence afforded by projections of taxable income in future years. Accordingly, the Company recorded a valuation allowance at December 31, 2015 with respect to certain foreign deferred tax assets (consisting principally of the tax benefit associated with net operating losses incurred in certain foreign jurisdictions).

The Company determined that a valuation allowance was not needed at December 31, 2014 with respect to deferred tax assets.

The Company does not believe that it meets the indefinite reversal criteria that would allow the Company to refrain from recognizing any deferred tax liability with respect to its foreign subsidiaries. Accordingly, the Company records a deferred tax liability with respect to an outside basis difference in its investment in a foreign subsidiary, where applicable.

The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2015, the Company is not generally subject to examination by the tax authorities for years before 2012.

The Company’s unrecognized tax benefits, excluding related interest and penalties, were:

	Year Ended December 31,
	2015	2014	2013
Unrecognized Tax Benefits — January 1	$—	$5	$—
Additions for Tax Positions of Prior Years	—	56	5
Settlements	—	(61)	—
Unrecognized Tax Benefits — December 31	$—	$—	$5

The Company does not anticipate a material increase or decrease in its unrecognized tax benefits during the coming year.

During the year ended December 31, 2015, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

During the years ended December 31, 2014 and 2013, interest expense of $42.3 and $2.9, respectively, was accrued with respect to unrecognized tax positions and no penalties were accrued. During 2014, the Company paid $45.2 of accrued interest in the settlement of an audit of a subsidiary tax return for the year 2007.

9.	NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income (loss) per share of Class A common stock for the period from October 1, 2015 (date of spin-off) through December 31, 2015 is presented below:

Numerator:
Net Loss	$(24,935)
Net Loss Attributable to Redeemable Non-Controlling Interests	(13,751)
Net Loss Attributable to PJT Partners Inc.	$(11,184)
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,258,174
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(0.61)

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The allocation of income (loss) between holders of shares of Class A common stock and the Redeemable Non-Controlling Interests began following the spin-off on October 1, 2015.

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 35,397,751 as of December 31, 2015. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the period from October 1, 2015 through December 31, 2015, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

During the period from October 1, 2015 to December 31, 2015, the Company had a net loss attributable to holders of Class A common stock and none of the classes of securities resulted in dilution. For the period from October 1, 2015 to December 31, 2015, certain participating RSUs, unvested non-participating RSUs and Partnership Units were anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.

10.	EQUITY-BASED COMPENSATION

Overview

Until the consummation of the spin-off, certain of the Company’s employees participated in Blackstone’s equity compensation plans. The equity-based compensation expense recorded by the Company for the periods presented prior to October 1, 2015 includes the expense associated with the employees historically attributable to the Company’s operations. As the equity-based compensation plans were Blackstone’s plans, the amounts were previously recognized within Former Parent Company Investment and Due from Blackstone in the Consolidated and Combined Statements of Financial Condition.

Blackstone granted equity-based compensation awards to its partners, non-partner professionals, non-professionals and selected external advisers under its Amended and Restated 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which were granted in connection with Blackstone’s IPO. The Equity Plan allowed for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of Blackstone common units or Blackstone Holdings Partnership Units) which contained certain service or performance requirements.

On October 1, 2015, generally 50% of Blackstone’s unvested equity awards (other than awards scheduled to vest within 180 calendar days following the spin-off) held by employees of the Company were converted into equity awards of PJT at a ratio of 0.98 PJT equity awards for every unvested Blackstone equity award held prior to the spin-off. This conversion was based on an average trading price of Blackstone determined in advance of the spin-off and an assumed $1.5 billion valuation for PJT Partners. These replacement awards have the same terms and conditions as the Blackstone equity awards, except that vesting conditions and settlement terms based on continued service to Blackstone are now based on continued service to the Company. As a result, the Company issued 963,517 RSUs in PJT Partners Inc. Class A common stock and 554,850 RSUs in PJT Partners Holdings LP.

In the event that the value of the converted PJT equity award during each 20-trading day period within the first 180 calendar days following the spin-off is less than the hypothetical value that the relinquished Blackstone award would have had over the same periods, then PJT’s personnel will receive a “true-up award” in an amount equal to the shortfall, with the shortfall calculated using 20-trading day volume-weighted average trading prices of PJT Partners Inc. and Blackstone during the last 20-trading days of the 180 days following the spin-off. If, on the other hand, the value of the converted PJT Partners equity awards is equal to or greater than the value of hypothetical value of the relinquished award in any of the 20-trading day measurement periods, then no true-up will be payable. The true-up award will be payable by Blackstone in cash, Blackstone equity or PJT Partners equity, at Blackstone’s discretion. The true-up award will be subject to terms and conditions as determined by Blackstone in its sole discretion after consultation with PJT.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As the conversion and true-up features are considered modifications of an award, the Company compared the fair value of the award immediately prior to the spin-off to the fair value immediately after the spin-off to measure the incremental compensation cost. The conversion and true-up did not result in increases in the fair value of the awards; as such, no incremental cost on these awards was recognized.

The following table represents stock-based compensation expense and related income tax benefits for the years ended December 31, 2015, 2014 and 2013, respectively:

	Year Ended December 31,
	2015	2014	2013
Stock-Based Compensation Expense	$65,342	$90,396	$126,520
Income Tax Benefit	$2,618	$308	$321

Stock-based compensation expense for the year ended December 31, 2015 consists of $20.4 million of expense related to equity classified awards and $44.9 million of expense allocated from the former Parent prior to the spin-off on October 1, 2015.

2015 Omnibus Incentive Plan

On October 1, 2015, the Company adopted the PJT Partners Inc. 2015 Omnibus Incentive Plan (the “PJT Equity Plan”) for the purpose of providing incentive compensation measured by reference to the value of the Company’s common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests, and other stock-based or cash-based awards. The Company has initially authorized 12.2 million shares of Class A common stock for issuance under the PJT Equity Plan.

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the Company’s spin-off from Blackstone, annual compensation process and ongoing hiring process, the Company has issued 5,902,160 shares of RSUs in 2015 (inclusive of replacement awards) which generally vest over a service life of three to five years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting or does not meet the requisite service requirement.

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of December 31, 2015 and of changes during the period January 1, 2015 through December 31, 2015 is presented below:

Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2014	—	$—	—	$—
Granted	5,347,310	20.98	554,850	23.73
Vested	(2,737)	21.32	—	—
Forfeited	—	—	—	—
Transferred Out	—	—	—	—
Balance, December 31, 2015	5,344,573	$20.98	554,850	$23.73

As of December 31, 2015, there was $101.2 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 16.7% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 2.2 years.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the assumptions used to determine the fair value of the RSUs granted after the date of spin-off through December 31, 2015:

Dividend Yield	2.0%
Weighted-Average Expected Life (in years)	2.6
Weighted-Average Fair Value (in dollars)	$19.95

Partnership Units

In connection with the spin-off on October 1, 2015, Blackstone underwent an internal reorganization, pursuant to which the operations that had historically constituted Blackstone’s Financial Advisory reporting segment, other than Blackstone’s capital markets services business, were contributed to PJT Partners Holdings LP, a newly-formed holding partnership that became controlled by PJT Partners Inc., as general partner. In the internal reorganization, the limited partners of the holding partnerships that owned Blackstone’s operating subsidiaries and certain individuals engaged in the Company’s business received Class A common stock of PJT Partners Inc., as well as Partnership Units that, subject to certain terms and conditions, are redeemable at the option of the holder for cash, or, at PJT Partners Holdings LP’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis.

As of December 31, 2015, partners held 5,315,000 unvested Partnership Units, which will continue to vest over their service life of five years.

A summary of the status of the Company’s unvested Partnership Units as of December 31, 2015 and of changes during the period January 1, 2015 through December 31, 2015 is presented below:

Partnership Units
Weighted-
Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2014	—	$—
Granted	5,315,000	21.00
Vested	—	—
Forfeited	—	—
Transferred Out	—	—
Balance, December 31, 2015	5,315,000	$21.00

As of December 31, 2015, there was $89.3 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 5.5% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 3.0 years.

Equity-Based Awards with Both Service and Market Conditions

In connection with the spin-off, the Company also granted equity-based awards containing both service and market conditions. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied.

For the year ended December 31, 2015, the Company issued 6,530,048 equity-based awards with a service condition requirement over five years with 20% vesting in the third year, 30% in the fourth year and 50% in the fifth year. The market condition requirement will be satisfied upon the publicly traded shares of Class A common stock achieving certain volume weighted-average share price targets over any consecutive 30-day trading period following the consummation of the spin-off, pro-ratably at $48, $55, $63, $71 and $79 per share of Class A common stock.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The market condition requirements must be met prior to the sixth anniversary of the consummation of the spin-off. No portion of these awards will become vested until both the service and market conditions have been satisfied.

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of December 31, 2015 and of changes during the period January 1, 2015 through December 31, 2015 is presented below:

Equity-Based Awards with Both Service and Market Conditions
Weighted-
Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2014	—	$—
Granted	6,530,048	5.72
Vested	—	—
Forfeited	—	—
Transferred Out	—	—
Balance, December 31, 2015	6,530,048	$5.72

As of December 31, 2015, there was $28.9 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 5.5% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 3.4 years.

The following table presents the assumptions used to determine the fair value of the equity-based awards with both a service and market condition granted after the date of spin-off through December 31, 2015:

Risk-Free Interest Rate	1.6%
Dividend Yield	2.0%
Weighted-Average Volatility Factor	35.1%
Weighted-Average Expected Life (in years)	6.0
Weighted-Average Fair Value (in dollars)	$5.72

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2015, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	9,918,195	3.2
Restricted Stock Units	5,108,735	2.2
Total Equity-Based Awards	15,026,930	2.9

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	STOCKHOLDERS’ EQUITY

Class A and Class B Common Stock

In connection with the spin-off on October 1, 2015, the Company issued 17,966,456 shares of Class A common stock. Holders of shares of the Company’s Class A common stock are (i) entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors; (ii) entitled to receive dividends when and if declared by the Company’s board of directors out of funds legally available therefor; and (iii) entitled to receive pro rata the Company’s remaining assets available for distribution upon any liquidation, dissolution or winding up of the Company.

As of December 31, 2015, 17,966,456 shares of Class A common stock were issued and outstanding.

Additionally, the Company issued 300 shares of Class B common stock. With respect to all matters presented to stockholders of the Company other than director elections and removals, each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit (including for this purpose, the number of Partnership Units that would be held by such holder assuming the conversion on such date of all vested and unvested LTIP Units held of record by such holder) in PJT Partners Holdings LP held by such holder. Shares of Class B common stock will initially entitle holders to only one vote per share in the election and removal of directors of PJT Partners Inc. However, all or a portion of the voting power of Class B common stock with respect to the election of directors of the Company may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. By written notice to the Company, each holder of Class B common stock may, at any time, request that such holder become entitled to a number of votes in the election and removal of directors of the Company not to exceed at any time the number of votes to which such holder is then entitled on all other matters presented to stockholders, or such lesser number of votes as may be specified in such holder’s request. The Company’s board of directors, in its sole discretion, may approve or decline any such request, and no such holder shall become entitled to such requested voting power in respect of such shares of Class B common stock unless and until the board of directors approves such request. Class B common stockholders have no economic rights in the Company, and do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of the Company.

As of December 31, 2015, 300 shares of Class B common stock were issued and outstanding.

Redeemable Non-Controlling Interests

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2015, the non-controlling interest was 47.1%. The percentage of the Net Income Attributable to the Redeemable Non-Controlling Interests will vary from this percentage due to the differing level of income taxes applicable to the controlling interest.

Partnership Units are exchangeable at the option of the holder for cash, or, at the Company’s election, for shares of Class A common stock on a one-for-one basis. The election to exchange Partnership Units is entirely within the control of the Partnership Unitholder, although the Company retains the sole option to determine whether to settle the exchange in either cash or shares of Class A common stock. A non-controlling interest with redemption features not solely within the Company’s control is considered a redeemable non-controlling interest and is presented separately from Equity in the Consolidated and Combined Statements of Financial Condition.

PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating entity subsidiaries indirectly through its equity interest in PJT Partners Holdings LP; therefore the shares of Class A common stock outstanding represent the controlling interest.

12.	TRANSACTIONS WITH RELATED PARTIES

Prior to the spin-off on October 1, 2015, the Company was managed and operated in the normal course of business with other affiliates of Blackstone. Accordingly, certain shared costs were allocated to the Company and

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

reflected as expenses in the stand-alone Consolidated and Combined Statements of Operations. Management of Blackstone and the Company considered the allocation methodologies used to be reasonable and appropriate reflections of the historical expenses attributable to the Company for purposes of the stand-alone financial statements. The expenses reflected in the Consolidated and Combined Statements of Operations may not be indicative of expenses that will be incurred by the Company in the future.

In connection with the spin-off on October 1, 2015, Blackstone is no longer an affiliate of the Company. Accordingly, beginning October 1, 2015, revenues earned from Blackstone are no longer reported as Revenues Earned from Affiliates in the Consolidated and Combined Statements of Operations and receivables from Blackstone are no longer included in Receivable from Affiliates in the Consolidated and Combined Statements of Financial Condition.

Receivable from Affiliates

Receivable from Affiliates includes placement and advisory fee receivables from affiliates. There were no placement fee receivables from affiliates at December 31, 2015 and $11.9 million as of December 31, 2014. There were no advisory fee receivables from affiliates at December 31, 2015 and $0.3 million as of December 31, 2014.

Due from Blackstone

Due from Blackstone represents the net amount of non-placement and advisory fee-related receivables and payables transacted with Blackstone in the ordinary course of business. Due from Blackstone includes the Company’s previous relationship (prior to October 1, 2015) with Blackstone’s treasury and central bill paying entity offset by expenses incurred by Blackstone on the Company’s behalf including but not limited to accounting, payroll, human resources, legal, compliance, financial administration and information technology.

On December 31, 2015, a client inadvertently remitted a $4.5 million payment to Blackstone in settlement of an accounts receivable balance instead of the Company. Blackstone subsequently wired such amount to the Company on January 4, 2016. As of December 31, 2015, such amount was included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

Revenues Earned from Affiliates

Advisory Fees earned from affiliates totaled $4.2 million, $31.9 million and $15.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, representing 1.5%, 11.8% and 5.9% of total Advisory Fees for such periods, respectively. Placement Fees earned from affiliates totaled $14.3 million, $14.9 million and $12.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, representing 12.6%, 11.7% and 9.4% of total Placement Fees for such periods, respectively. These fees were earned in the ordinary course of business.

Interest Income earned from affiliates totaled $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Corporate Allocations

Prior to the spin-off on October 1, 2015, Blackstone historically provided the Company with various office facilities, administrative and operational support services at cost. Such expenses were historically allocated to the Company based upon an established methodology appropriate to the expense. Under this methodology, expenses incurred by support service groups were allocated based upon agreed expense drivers. Example allocation methodologies included time and labor studies and proportional usage, headcount or square footage measures. Additionally, Blackstone incurred expenses on behalf of the Company that were specifically attributed to the Company. Such expenses were comprised principally of compensation and benefits, occupancy and office services, communications and information services, research and professional fees. The Company reimbursed Blackstone for its share of all such expenses paid on its behalf.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Additionally, Blackstone previously provided bill paying, payroll, cash management and foreign currency risk services on behalf of the Company. These arrangements generated amounts due to or due from Blackstone which were previously reflected in Due from Blackstone in the Consolidated and Combined Statements of Financial Condition.

Management believes the assumptions underlying the consolidated and combined financial statements for periods presented prior to October 1, 2015 are reasonable. Nevertheless, the consolidated and combined financial statements may not have included all of the actual expenses that would have been incurred and may not have reflected the Company’s combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if PJT Partners Inc. had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

In connection with the spin-off, the Company incurred severance costs of $19.8 million for the year ended December 31, 2014, which were recorded as Compensation and Benefits in the Consolidated and Combined Statements of Operations. The severance costs were primarily associated with the termination of employees and related benefits. Of the $19.8 million, $5.2 million was a non-cash equity-based compensation expense with its related credit recorded in Former Parent Company Investment in the Consolidated and Combined Statements of Financial Condition. During the year ended December 31, 2015, a net reversal of severance of $2.6 million was recorded. The following table summarizes the net accrued balance and utilization by caption as recorded in the Consolidated and Combined Statements of Financial Condition:

		Accrued
	Due to	Compensation
	Blackstone	and Benefits	Total
Severance, December 31, 2014	$10,372	$3,021	$13,393
Severance Reversed	(2,526)	(94)	(2,620)
Payments	(7,706)	(2,927)	(10,633)
Settlement of Due to Blackstone Balance	(140)	—	(140)
Severance, December 31, 2015	$—	$—	$—

As noted above, Blackstone previously provided payroll services on behalf of the Company before the spin-off on October 1, 2015. The severance liability was thus recorded based on whether Blackstone or the Company would pay the liability. As part of the spin-off on October 1, 2015, the Company settled the Due to Blackstone balance and therefore no severance liability remains at December 31, 2015.

Agreements with Blackstone

Transition Services Agreement

In connection with the spin-off, the Company entered into a Transition Services Agreement with Blackstone under which Blackstone or its respective affiliates will provide the Company with certain services for a period of up to 24 months from the date of the spin-off (subject to the earlier termination of the agreement or any or all of the services provided thereunder in the circumstances set forth therein) to help ensure an orderly transition for each of the Company and Blackstone following the distribution. Pursuant to the Transition Services Agreement, Blackstone agreed to provide the Company certain finance, information technology, human resources and compensation, facilities, legal and compliance, external relations and public company services. The Company pays Blackstone for any such services at agreed amounts as set forth in the Transition Services Agreement. Payments will be made on a quarterly basis. In addition, from time to time during the term of the agreement, the Company and Blackstone may mutually agree on additional services to be provided by Blackstone to us at pricing based on market rates that are reasonably agreed by the parties.

For the period from the date of spin-off through the end of December 31, 2015, the Company incurred $0.5 million of expenses related to services performed with respect to the transition services agreement, which have been recorded in Professional Fees in the Consolidated and Combined Statements of Operations. As of December 31, 2015, the Company had amounts payable to Blackstone related to such services of $0.5 million.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Employee Matters Agreement

In connection with the spin-off, the Company entered into an Employee Matters Agreement with Blackstone that governs the respective rights, responsibilities and obligations of the parties from and after the spin-off with respect to employee-related liabilities and the Company’s respective retirement plans, nonqualified deferred compensation plans, health and welfare benefit plans and equity-based compensation plans (including the treatment of outstanding awards thereunder). The Employee Matters Agreement generally provides for the allocation and treatment of assets, account balances and liabilities, as applicable, arising out of incentive plans, retirement plans, nonqualified deferred compensation plans and employee health and welfare benefit programs in which the Company’s employees participated prior to the spin-off.

The Company retained or otherwise assumed all liabilities for current and former employees and employees of Blackstone who became the Company’s employees upon consummation of the spin-off. Blackstone retained or otherwise assumed liabilities with respect to the employment, service, termination of employment or termination of service of its former employees who, immediately prior to their separation from Blackstone, primarily provided services in respect of the Company’s business (except that the Company assumed certain specified liabilities). For at least 12 months following the spin-off, each individual who remains employed by the Company will receive (1) a base salary and bonus opportunity that generally are no less favorable in aggregate than those provided immediately before the spin-off, and (2) other compensation and employee benefits that are substantially similar in the aggregate to those in effect immediately prior to the spin-off. The Company assumed all annual cash incentive arrangements with respect to the Company’s personnel and adopted new welfare, 401(k) and similar plans for the Company’s personnel. However, Blackstone reimbursed the Company for the amount of 2015 annual incentive compensation that was accrued by Blackstone for such employees prior to the spin-off date.

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offsetting credit to Additional Paid-In Capital. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $1.3 million as of December 31, 2015.

Tax Matters Agreement

The Company entered into a Tax Matters Agreement with Blackstone that governs the respective rights, responsibilities and obligations of the Company and Blackstone after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. The Company has joint and several liability with Blackstone to the IRS for the consolidated U.S. Federal income taxes of the Blackstone consolidated group relating to the taxable periods in which the Company was part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which the Company bears responsibility, and Blackstone agrees to indemnify the Company against any amounts for which the Company is not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

Exchange Agreement

We entered into an exchange agreement with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the limited partnership agreement of PJT Partners Holdings LP, on a quarterly basis, from and after the first anniversary of the date of the consummation of the spin-off (subject to the terms of the exchange agreement), to exchange all or part of their Partnership Units for cash, or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of PJT Partners Inc. Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement). In the event cash-settled exchanges of Partnership Units are funded with new issuances of Class A common stock, the fair value of a share of PJT Partners Inc. Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging Partnership Unitholder will be entitled may be greater than or less than the then-current market value of PJT Partners Inc. Class A common stock. The exchange agreement also provides that a holder of Partnership Units will not have the right to exchange Partnership Units in the event that PJT Partners Inc. determines that such exchange would be prohibited by law, would result in any breach of any debt agreement or other material contract of PJT Partners Inc. or PJT Partners Holdings LP.

Registration Rights Agreement

We entered into a registration rights agreement with the limited partners of PJT Partners Holdings LP pursuant to which we granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock delivered in exchange for Partnership Units. Such agreement is filed as an exhibit to this Form 10-K.

Promissory Note

As of December 31, 2015, there was a $0.6 million unsecured promissory note from an employee held by the Company. The outstanding principal balance and accrued interest is included in Other Assets in the Consolidated and Combined Statements of Financial Condition. The promissory note bears a variable interest rate of the prime rate less one percent per annum, determined as of the date of the promissory note and then on the twentieth day of each month thereafter until the promissory note is repaid. During the year ended December 31, 2015, there were no principal or interest payments with respect to the promissory note, and the Company recognized interest income of $1.4, which is included in Interest Income and Other in the Consolidated and Combined Statements of Operations.

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On October 1, 2015, PJT Partners Holdings LP entered into a Loan Agreement (the “Loan Agreement”) and related documents with First Republic Bank. The Loan Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Loan Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 2, 2017. The proceeds of the revolving credit facility are available for working capital and general corporate purposes. Interest on the borrowings is based on the prime rate minus 1.0% and undrawn commitments bear a commitment fee. The Loan Agreement contains customary representations, covenants and events of default. Financial covenants consist of a minimum consolidated tangible net worth, maximum leverage ratio, minimum consolidated liquidity ratio and limitation on additional indebtedness, each tested quarterly.

As of December 31, 2015, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense, including former Parent allocations of rent expense, of $17.2 million, $23.3 million and $18.9 million is included in Occupancy and Related in the Consolidated and Combined Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts include variable operating escalation payments, which are paid when invoiced.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

At December 31, 2015, the Company maintained an irrevocable standby letter of credit for operating leases of $5.5 million. At December 31, 2014, there were no standby letters of credit for operating leases.

Capital lease obligations recorded are payable through 2019 at a weighted-average interest rate of 2.3%. The net book value of all assets recorded under capital leases aggregated $0.4 million at December 31, 2015. There were no capital leases at December 31, 2014.

As of December 31, 2015, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2016	$95	$18,154
2017	95	23,260
2018	95	21,030
2019	95	20,556
2020	69	19,663
Thereafter	—	131,719
Total Minimum Lease Payments	449	234,382
Less: Amount Representing Interest	24
Capital Lease Obligation	$425
Less: Sublease Proceeds		13,725
Net Minimum Lease Payments		$220,657

Litigation

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, after consultation with external counsel, the Company believes it is not probable and/or reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated and combined financial statements of the Company.

Indemnification

The Company enters into contracts, including contracts with Blackstone relating to the spin-off, that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is not known. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Compensation with Repayment Obligations

On December 10, 2015, the Compensation Committee of the Board of Directors of the Company determined that annual bonus amounts payable in respect of 2015 to partners may be paid entirely in cash instead of having a portion of the annual bonus payments deferred into restricted stock units of the Company. Such payments are subject to repayment obligations on terms determined by the Compensation Committee in its discretion and have been recorded as Compensation and Benefits in the Consolidated and Combined Statements of Operations. The Company has assessed the potential risk of forfeiture and likelihood of recouping amounts paid to be remote and as such has not made any provision for forfeitures in the financial statements.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

14.	EMPLOYEE BENEFIT PLANS

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.6 million, $0.5 million and $0.4 million for the years December 31, 2015, 2014 and 2013, respectively, which are included in Compensation and Benefits in the Consolidated and Combined Statements of Operations.

15.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital as of December 31, 2015 of $10.3 million, which exceeded the minimum net capital requirement by $9.3 million.

Park Hill Group LLC is a registered broker-dealer through which fund placement and secondary advisory business is conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital as of December 31, 2015 and December 31, 2014 of $19.0 million and $34.6 million, respectively, which exceeded the minimum net capital requirement by $18.8 million and $34.3 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50,000. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of December 31, 2015, both of these entities were in compliance with local capital adequacy requirements.

16.	BUSINESS INFORMATION

The Company’s activities providing strategic advisory, restructuring and special situations and fund placement and secondary advisory services constitute a single reportable segment. An operating segment is a component of an entity which conducts business, incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker in assessing performance and making resource allocation decisions. The Company has a single operating segment and therefore a single reportable segment.

The Company is organized as one operating segment in order to maximize the value of our advice to clients by drawing upon the diversified expertise and broad relationships of our senior professionals across the Company. The chief operating decision maker assesses performance and allocates resources based on broad considerations including the market opportunity, available expertise across the Company and the strength and efficacy of professionals’ collaboration, and not based upon profit or loss measures for the Company’s separate product lines.

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following table sets forth the

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be reflective of the geography in which the Company’s clients are located.

	Year Ended December 31,
	2015	2014	2013
Revenues
Domestic	$381,389	$352,391	$352,244
International	24,549	48,678	44,710
Total	$405,938	$401,069	$396,954

	December 31,
	2015	2014
Assets
Domestic	$444,040	$329,475
International	23,212	18,476
Total	$467,252	$347,951

The Company is not subject to any material concentrations with respect to its revenues for the years ended December 31, 2015, 2014 and 2013, or credit risk with respect to its accounts receivable as of December 31, 2015 and 2014.

17.	SUBSEQUENT EVENTS

On February 9, 2016, the Board of Directors of PJT Partners Inc. declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on March 23, 2016 to Class A common stockholders of record on March 9, 2016.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$82,325	$72,469	$147,322	$103,822
Expenses	97,014	78,908	103,461	132,491
Income (Loss) Before Provision for Taxes	$(14,689)	$(6,439)	$43,861	$(28,669)
Net Income (Loss)	$(16,107)	$(7,023)	$41,890	$(24,935)
Less: Net Loss Attributable to Redeemable Non-Controlling Interests				(13,751)
Net Loss Attributable to PJT Partners Inc.				$(11,184)
Net Loss Per Share of Class A Common Stock — Basic and Diluted	N/A	N/A	N/A	$(0.61)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$68,231	$104,715	$79,525	$148,598
Expenses	104,178	102,414	93,169	93,770
Income (Loss) Before Provision for Taxes	$(35,947)	$2,301	$(13,644)	$54,828
Net Income (Loss)	$(36,016)	$1,396	$(14,197)	$53,309

PJT Partners Inc.

Schedule II – Valuation and Qualifying Accounts

(Dollars in Thousands)

	Allowance for Doubtful Accounts
	Year Ended December 31,
	2015	2014	2013
Balance, Beginning of Period	$3,758	$2,876	$4,121
Additions:
Bad Debt Expense (Reversal)	(2,260)	2,138	677
Deductions:
Charge-offs of Uncollectible Balances	—	(1,256)	(1,922)
Adjustment for Separation from Blackstone	(636)	—	—
Balance, End of Period	$862	$3,758	$2,876

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, we completed the implementation of a new general ledger system as a result of the spin-off from Blackstone on October 1, 2015. The new system implementation was not in response to any deficiency or weakness in our internal control over financial reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Because the rules of the SEC provide for a transition period before newly public companies are required to provide a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm, this Annual Report on Form 10-K does not include such a report of management’s assessment or an attestation report of the Company’s registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The information regarding our Code of Business Conduct and Ethics, our audit committee and our audit committee financial expert under the caption “Corporate Governance Matters” in the Proxy Statement is incorporated herein by reference.

We post our Code of Business Conduct and Ethics on our corporate website at www.pjtpartners.com under the “Investor Relations/Corporate Governance/Governance Documents” section. Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our chairman and chief executive officer and our principal financial and accounting officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the sections captioned “Executive Compensation” and “Compensation of Directors” of the Proxy Statement is incorporated herein by reference.

Information regarding our compensation committee and compensation committee interlocks under the caption “Corporate Governance Matters–Board Committees” and “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections captioned “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the sections captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance Matters—Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding our independent registered public accounting firm fees and services in the section captioned “Proposal 2—Ratification of Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

The consolidated and combined financial statements required to be filed in the Form 10-K are included in Item 8 above.

2.	Financial Statement Schedules

See “Index to Consolidated and Combined Financial Statements” in this Form 10-K included in Item 8 above.

3.	Exhibits:

Exhibit
Number	Exhibit Description

2.1

Separation and Distribution Agreement by and among The Blackstone Group L.P., Blackstone Holdings I L.P., New Advisory GP L.L.C., PJT Partners Inc. and PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

3.1

Amended and Restated Certificate of Incorporation of PJT Partners Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

3.1.1

Certificate of Designation of Series A Junior Participating Preferred Stock of PJT Partners Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

3.2

Amended and Restated By-Laws of PJT Partners Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.1

Employee Matters Agreement by and among The Blackstone Group L.P., Blackstone Holdings I L.P., New Advisory GP L.L.C., PJT Partners Inc., PJT Partners Holdings LP, PJT Capital LP, and PJT Management, LLC, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.2

Tax Matters Agreement by and among The Blackstone Group L.P., Blackstone Holdings I/II GP Inc., PJT Partners Inc., PJT Partners Holdings LP, StoneCo IV Corporation, PJT Capital LP, PJT Management, LLC and the seller parties defined therein, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.3

Transition Services Agreement between Blackstone Holdings I L.P. and PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.4

Credit Agreement dated as of October 1, 2015, between PJT Partners Holdings LP, as borrower and First Republic Bank (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.5

Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

Exhibit
Number	Exhibit Description

10.6	Amendment to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015.

10.7

Exchange Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and the holders of partnership units from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.8

Tax Receivable Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and each of the limited partners from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.9

Registration Rights Agreement by and among PJT Partners Inc. and the covered persons from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.10

Stockholder Rights Agreement between PJT Partners Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.11+

PJT Partners Inc. 2015 Omnibus Incentive Plan, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.12+

PJT Partners Inc. 2015 Bonus Deferral Plan, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities Exchange Commission on October 5, 2015).

10.13+	Form of PJT Partners Holdings LP Restricted Bonus Component Agreement.

10.14+

Partner Agreement between PJT Partners Holdings LP and Paul J. Taubman, dated as of October 9, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 (File No. 001-36869) filed with the Securities Exchange Commission on September 3, 2015).

10.15+	Partner Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 9, 2014.

10.16+	Amendment to Partner Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 1, 2015.

10.17+	Amendment to Partner Non-Competition and Non-Solicitation Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 1, 2015.

10.18+	Partner Agreement between PJT Partners Holdings LP and Helen T. Meates, dated as of October 1, 2015.

10.19+	Partner Agreement between PJT Partners Holdings LP and James W. Cuminale, dated as of October 1, 2015.

10.20+	Form of Founder Unit Grant Agreement (CEO).

10.21+	Form of Earn-Out Unit Grant Agreement (CEO).

10.22+	Form of Founder Unit Grant Agreement (non-CEO).

10.23+	Form of Earn-Out Unit Grant Agreement (non-CEO).

10.24+	Form of Founder LTIP Unit Grant Agreement (non-CEO).

Exhibit
Number	Exhibit Description
10.25+	Form of Director Restricted Stock Unit Grant Agreement (one-time award).

10.26+	Form of Director Restricted Stock Unit Grant Agreement (annual retainer).

21.1	Subsidiaries of PJT Partners Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management or compensating plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2016

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

Each of the officers and directors of PJT Partners Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Paul J. Taubman and Helen T. Meates, and each of them, his true and lawful attorneys-in-fact and agents, with full power and substitution and resubstitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 29, 2016
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 29, 2016
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ Dennis S. Hersch	Director	February 29, 2016
Dennis S. Hersch

/s/ Emily K. Rafferty	Director	February 29, 2016
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 29, 2016
Thomas M. Ryan

/s/ Kenneth C. Whitney	Director	February 29, 2016
Kenneth C. Whitney