Form 10-Q
period 2016-03-31
PJT Partners Inc.
filed 2016-05-12
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 5, 2016, there were 17,966,456 shares of Class A common stock, par value $0.01 per share, and 303 shares of Class B common stock, par value $0.01 per share, outstanding.

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

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the words “PJT Partners Inc.” refers to PJT Partners Inc., and “PJT Partners,” the “company,” “we,” “us” and “our” refer to PJT Partners Inc., together with its consolidated subsidiaries, including PJT Partners Holdings LP and its operating subsidiaries.

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

The risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the United States Securities and Exchange Commission (“SEC”) on February 29, 2016, as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on its business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2016	2015
Assets
Cash and Cash Equivalents	$85,983	$82,322
Restricted Cash	802	827
Accounts Receivable (net of allowance for doubtful accounts of $837 and $862 at March 31, 2016 and December 31, 2015, respectively)	182,137	169,590
Intangible Assets, Net	20,820	23,646
Goodwill	72,286	75,769
Furniture, Equipment and Leasehold Improvements, Net	36,484	31,490
Other Assets	20,229	14,920
Deferred Tax Assets	72,943	68,688
Total Assets	$491,684	$467,252

Liabilities, Redeemable Non-Controlling Interests and Equity
Accrued Compensation and Benefits	$68,488	$81,221
Accounts Payable, Accrued Expenses and Other Liabilities	39,322	29,533
Deferred Rent Liability	15,197	12,414
Taxes Payable	2,430	1,672
Deferred Revenue	337	477
Total Liabilities	125,774	125,317

Commitments and Contingencies

Redeemable Non-Controlling Interests	386,279	452,785

Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 17,966,456 issued and outstanding at March 31, 2016; 17,966,456 issued and outstanding at December 31, 2015)	180	180
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 303 issued and outstanding at March 31, 2016; 300 issued and outstanding at December 31, 2015)	—	—
Retained Deficit	(20,637)	(110,982)
Accumulated Other Comprehensive Income (Loss)	88	(48)
Total Equity	(20,369)	(110,850)
Total Liabilities, Redeemable Non-Controlling Interests and Equity	$491,684	$467,252

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Advisory Fees	$81,554	$58,674
Placement Fees	31,951	23,134
Interest Income and Other	1,799	517
Total Revenues	115,304	82,325
Expenses
Compensation and Benefits	88,171	79,635
Occupancy and Related	6,418	5,282
Travel and Related	2,745	3,304
Professional Fees	3,496	2,529
Communications and Information Services	2,053	1,406
Depreciation and Amortization	3,901	1,527
Other Expenses	5,787	3,331
Total Expenses	112,571	97,014
Income (Loss) Before Provision for Taxes	2,733	(14,689)
Provision for Taxes	1,302	1,418
Net Income (Loss)	1,431	$(16,107)
Net Income Attributable to Redeemable Non-Controlling Interests	1,176
Net Income Attributable to PJT Partners Inc.	$255
Net Income Per Share of Class A Common Stock — Basic and Diluted	$0.01
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,261,984
Dividends Declared Per Share of Class A Common Stock	$0.05
Revenues Earned from Affiliates
Advisory Fees	$—	$2,450
Placement Fees	$—	$1,068

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2016	2015
Net Income (Loss)	$1,431	$(16,107)
Other Comprehensive Income, Net of Tax — Currency Translation Adjustment	136	1,083
Comprehensive Income (Loss)	1,567	$(15,024)
Less
Comprehensive Income Attributable to Redeemable Non-Controlling Interests	1,240
Comprehensive Income Attributable to PJT Partners Inc.	$327

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares					Accumulated	Former		Redeemable
	Class A	Class B	Class A	Class B		Other	Parent		Non-
	Common	Common	Common	Common	Retained	Comprehensive	Company		Controlling
	Stock	Stock	Stock	Stock	Deficit	Income (Loss)	Investment	Total	Interests
Balance at December 31, 2014	—	—	$—	$—	$—	$1,010	$331,310	$332,320	$—
Net Loss	—	—	—	—	—	—	(16,107)	(16,107)	—
Currency Translation Adjustment	—	—	—	—	—	1,083	—	1,083	—
Net Increase in Former Parent Company Investment	—	—	—	—	—	—	4,041	4,041	—
Balance at March 31, 2015	—	—	$—	$—	$—	$2,093	$319,244	$321,337	$—

Balance at December 31, 2015	17,966,456	300	$180	$—	$(110,982)	$(48)	$—	$(110,850)	$452,785
Net Income	—	—	—	—	255	—	—	255	1,176
Currency Translation Adjustment	—	—	—	—	—	136	—	136	—
Dividends	—	—	—	—	(934)	—	—	(934)	—
Non-Cash Contributions from Former Parent	—	—	—	—	2,376	—	—	2,376	—
Equity-Based Compensation	—	—	—	—	20,635	—	—	20,635	—
Forfeiture Liability for Equity Awards	—	—	—	—	331	—	—	331	—
Issuance of Shares of Class B Common Stock	—	4	—	—	(3,401)	—	—	(3,401)	3,401
Forfeitures of Shares of Class B Common Stock	—	(1)	—	—	1,511	—	—	1,511	(1,511)
Adjustment of Redeemable Non-Controlling Interests to Fair Value	—	—	—	—	69,572	—	—	69,572	(69,572)
Balance at March 31, 2016	17,966,456	303	$180	$—	$(20,637)	$88	$—	$(20,369)	$386,279

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net Income (Loss)	$1,431	$(16,107)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	20,618	9,561
Excess Tax Benefits Related to Equity-Based Compensation	—	(71)
Depreciation Expense	1,100	864
Amortization Expense	2,801	663
Bad Debt Expense (Recovery)	(25)	609
Foreign Currency Transaction Gains	(421)	—
Other Non-Cash Amounts Included in Net Income (Loss)	—	(111)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(11,941)	3,295
Receivable from Affiliates	—	1,036
Due from Blackstone	—	(20,888)
Deferred Tax Assets	(666)	—
Other Assets	(5,803)	(173)
Accrued Compensation and Benefits	(12,310)	22,937
Accounts Payable, Accrued Expenses and Other Liabilities	12,554	(931)
Deferred Rent Liability	2,872	—
Deferred Tax Liabilities	15	—
Taxes Payable	759	(9)
Deferred Revenue	(140)	(371)
Net Cash Provided by Operating Activities	10,844	304
Investing Activities
Proceeds from Repayment of Note Issued to Employee	538	—
Purchases of Furniture, Equipment and Leasehold Improvements	(6,432)	—
Net Cash Used in Investing Activities	(5,894)	—
Financing Activities
Dividends	(934)	—
Principal Payments on Capital Lease Obligations	(25)	—
Excess Tax Benefits Related to Equity-Based Compensation	—	71
Net Decrease from Former Parent Company Investment	—	(5,410)
Net Cash Used in Financing Activities	(959)	(5,339)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(330)	—
Net Increase (Decrease) in Cash and Cash Equivalents	3,661	(5,035)
Cash and Cash Equivalents, Beginning of Period	82,322	38,533
Cash and Cash Equivalents, End of Period	$85,983	$33,498
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, including those to Former Parent	$722	$666
Supplemental Disclosure of Significant Non-Cash Activities
Non-Cash Contributions from Former Parent	$2,376	$—

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

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

PJT Partners delivers a wide array of strategic advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a balanced portfolio of advisory services designed to help its clients realize major corporate milestones and solve complex issues. Also, through the Park Hill Group, the Company provides private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying unaudited condensed consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated and combined financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated and combined financial statements are presented fairly and that estimates made in preparing its condensed consolidated and combined financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

The Company did not operate as an independent, stand-alone entity for all periods included in these condensed consolidated and combined financial statements. Prior to the spin-off on October 1, 2015, the Company’s operations were included in Blackstone’s results as they were historically managed as part of Blackstone, in conformity with GAAP. For periods prior to October 1, 2015, the accompanying condensed consolidated and combined financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Blackstone. Prior to October 1, 2015, the condensed consolidated and combined financial statements included certain assets that were historically held at the Blackstone corporate level but were specifically identifiable or otherwise attributable to these financial statements, primarily goodwill and intangible assets. Additionally prior to October 1, 2015, Blackstone’s net investment in PJT Partners is shown as Former Parent

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Company Investment in lieu of Stockholders’ Equity in the condensed consolidated and combined financial statements.

All intercompany transactions have been eliminated for all periods presented.

The Condensed Consolidated and Combined Statements of Operations reflect intercompany expense allocations made to the Company by Blackstone for certain corporate functions and for shared services provided by Blackstone prior to October 1, 2015. Where possible, these allocations were made on a specific identification basis and, in other cases, these expenses were allocated by Blackstone based on a pro rata basis of headcount, usage or some other basis depending on the nature of the allocated cost. Expenses without a specific consumption based indicator were allocated based on revenues adjusted for factors such as the size and complexity of the business. See Note 12. “Transactions with Related Parties” for further information on expenses allocated by Blackstone.

Both the Company and Blackstone consider the basis on which the expenses were previously allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented prior to October 1, 2015. The allocations may not, however, reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if PJT Partners had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the spin-off, the Company has been performing these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Blackstone, pursuant to a transition services agreement for a period of 24 months with the option for Blackstone or the Company to terminate any given service with 60 days’ notice. See Note 12. “Transactions with Related Parties” for further information on services provided by Blackstone to the Company for the three months ended March 31, 2016.

The Company changed the presentation of certain prior year financial statement amounts to conform to the current year presentation. Previously, the Company reported Interest Income and Other Revenue in separate financial statement captions and combined Depreciation and Amortization Expense with Other Expenses. These changes in presentation had no effect on Net Income (Loss).

Use of Estimates

The preparation of condensed consolidated and combined financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary. In preparing the condensed consolidated and combined financial statements, management makes estimates regarding the adequacy of the allowance for doubtful accounts, evaluation of goodwill and intangible assets, realization of deferred taxes, measurement of equity-based compensation and other matters that affect the reported amounts and disclosures in the condensed consolidated and combined financial statements.

Business Combinations

The purchase price allocations for acquisitions are based on estimates of the fair value of tangible and intangible assets acquired and liabilities assumed. The Company engages independent valuation specialists, when necessary, to assist with purchase price allocations and uses recognized valuation techniques, including the income and market approaches, to determine fair value. Management makes estimates and assumptions in determining purchase price allocations and valuation analyses, which may involve significant unobservable inputs. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. In certain circumstances, the allocations of the purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

information, including appraisals and other analyses. Adjustments to provisional amounts that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.

Assets acquired and liabilities assumed in business combinations are recorded in the Company’s Condensed Consolidated and Combined Statements of Financial Condition as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Company’s Condensed Consolidated and Combined Statements of Operations from their respective dates of acquisition.

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

Accrued but unpaid Advisory and Placement Fees are included in Accounts Receivable in the Condensed Consolidated and Combined Statements of Financial Condition.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable as well as miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Condensed Consolidated and Combined Statements of Financial Condition.

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

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

The Company is reimbursed by certain clients for reasonable travel, telephone, postage and other out-of pocket expenses incurred in relation to services provided. Expenses that are directly related to such transactions and billable to clients are presented net in Accounts Receivable in the Condensed Consolidated and Combined Statements of Financial Condition.

Allowance for Doubtful Accounts

The Company performs periodic reviews of outstanding accounts receivable and its clients’ financial condition. The Company generally does not require collateral and establishes an allowance for doubtful accounts

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

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

The Company’s intangible assets are derived from (a) customer relationships that were established as part of Blackstone’s IPO, (b) the value of the trade name as part of the acquisition of PJT Capital LP, (c) the open customer backlog acquired as part of the PJT Capital LP acquisition, and (d) the purchase of certain customer mandates from Blackstone. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of one to fifteen years, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included in Depreciation and Amortization in the Condensed Consolidated and Combined Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements, Net consist primarily of leasehold improvements, furniture, fixtures and equipment and office equipment and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally ten to fifteen years, and five to seven years for other fixed assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation and amortization are included in Depreciation and Amortization in the Condensed Consolidated and Combined Statements of Operations.

Fixed assets held under capital leases are recorded at the present value of the future minimum lease payments, less accumulated depreciation and amortization in Furniture, Equipment and Leasehold Improvements, Net in the Condensed Consolidated and Combined Statements of Financial Condition. Depreciation and amortization are calculated using the straight-line method over the life of the lease and are included in Depreciation and Amortization in the Condensed Consolidated and Combined Statements of Operations. The capital lease obligations are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated and Combined Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contingencies and Litigation

The Company records loss contingencies if (a) information available prior to issuance of the condensed consolidated and combined financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the condensed consolidated and combined financial statements, and (b) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a loss will occur, the Company does not record an accrual for a loss contingency but describes the contingency and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made. Costs incurred with defending matters are expensed as incurred. Accruals related to loss contingencies are recorded in Other Expenses in the Condensed Consolidated and Combined Statements of Operations.

Insurance Reimbursements

Receipts from insurance reimbursements up to the amount of the losses recognized are considered recoveries. These recoveries are accounted for when they are probable of receipt. Insurance recoveries are not recognized prior to the recognition of the related loss. Any receivable for insurance recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable. Insurance reimbursements are recorded in Other Expenses in the Condensed Consolidated and Combined Statements of Operations.

Foreign Currency

In the normal course of business, the Company may enter into transactions not denominated in U.S. dollars. Foreign exchange gains and losses arising on such transactions are recorded in Interest Income and Other in the Condensed Consolidated and Combined Statements of Operations. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rate on the dates they were recorded. In addition, the Company consolidates a number of businesses that have a non-U.S. dollar functional currency. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are recorded in Other Comprehensive Income.

Comprehensive Income

Comprehensive Income consists of Net Income and Other Comprehensive Income. The Company’s Other Comprehensive Income is comprised of foreign currency cumulative translation adjustments.

Redeemable Non-Controlling Interests

The holders of the Partnership Units have redemption rights not solely within the Company’s control and thus their ownership interest is considered a redeemable non-controlling interest. Redeemable Non-Controlling Interests have been presented separately from Equity in the Condensed Consolidated and Combined Statements of Financial Condition.

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

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

In certain instances, the Company may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the derived service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied prior to termination, the remaining unrecognized compensation cost is recognized immediately.

Income Taxes

The Company is a corporation subject to U.S. federal, state and local income taxes in jurisdictions where it does business.

The Company’s businesses generally operate as partnerships for U.S. federal and state purposes and as corporate entities in non-U.S. jurisdictions. In the U.S. federal and state jurisdictions, taxes related to income earned by these entities generally represent obligations of the individual members and partners. Historically, these taxes have not been reflected in the Company’s condensed consolidated and combined financial statements. However, the operating entities are generally subject to New York City Unincorporated Business Tax (“UBT”) and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable.

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

Current tax liabilities are recorded in Taxes Payable in the Condensed Consolidated and Combined Statements of Financial Condition.

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

The effects of tax adjustments and settlements with taxing authorities are presented in the Company’s condensed consolidated and combined financial statements in the period to which they relate as if the Company were a separate tax filer in those years.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company recognizes accrued interest and penalties related to uncertain tax positions in Other Expenses in the Condensed Consolidated and Combined Statements of Operations, as applicable.

Unrecognized tax benefits are recorded in Taxes Payable in the Condensed Consolidated and Combined Statements of Financial Condition, as applicable.

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and determining the transaction price and amounts allocated to performance obligations. Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract. As originally proposed, the guidance was effective prospectively for annual periods beginning after December 15, 2016 including interim periods within that reporting period. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective for annual reporting periods beginning after December 31, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the new guidance and the method of adoption on the condensed consolidated and combined financial results.

In September 2015, the FASB issued guidance on measurement-period adjustments with respect to business combinations. The amendments apply to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. An entity will be required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, not on a retrospective basis as previously required. The amendments should be applied prospectively to adjustments to provisional amounts that occur in fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated and combined financial statements.

In February 2016, the FASB issued new guidance regarding leases. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Entities are also required to provide enhanced disclosure about leasing arrangements. The amendments retain lease classifications, distinguishing finance leases from operating leases, using criteria that are substantially similar for distinguishing capital leases from operating leases in previous guidance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption requires a modified retrospective approach. The Company is currently assessing the impact the adoption of this guidance will have on its condensed consolidated and combined financial statements.

In March 2016, the FASB issued amendments to the guidance on employee share-based payment accounting intended to improve the accounting for employee share-based payments. This amended guidance simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

annual periods. Early adoption is permitted. The Company is currently evaluating the impact adoption of this guidance may have on the Company’s condensed consolidated and combined financial statements.

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

Following the spin-off, PJT Partners Inc. became a holding company and its sole asset is its controlling equity interest in PJT Partners Holdings LP. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. Following the spin-off, the ownership interest of the limited partners of PJT Partners Holdings LP is reflected as a redeemable non-controlling interest in PJT Partners Inc.’s condensed consolidated and combined financial statements.

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

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2016, the non-controlling interest was 47.3%. The percentage of the Net Income Attributable to the Redeemable Non-Controlling Interests varies from this percentage due to the differing level of income taxes applicable to the controlling interest.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units are exchangeable at the option of the holder for cash, or, at the Company’s election, for shares of Class A common stock on a one-for-one basis. The election to exchange Partnership Units is entirely within the control of the Partnership Unitholder, although the Company retains the sole option to determine whether to settle the exchange in either cash or shares of Class A common stock. A non-controlling interest with redemption features not solely within the Company’s control is considered a redeemable non-controlling interest and is presented separately from Equity in the Condensed Consolidated and Combined Statements of Financial Condition.

In connection with the spin-off described above, several transactions took place which impacted the Company’s condensed consolidated and combined financial statements including the following:

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

•

The recording of $55.4 million in cash, which amount was determined prior to the spin-off and took into account the accounts receivable the business had as of the date of the spin-off and was designed to satisfy all regulatory and statutory reserve requirements to provide minimum working capital to the business;

•	PJT Partners (UK) Limited’s purchase of open customer mandates from Blackstone, which were recorded as intangible assets on the Condensed Consolidated and Combined Statements of Financial Condition;
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

Acquisition of PJT Capital LP

On October 1, 2015, PJT Partners Holdings LP acquired all of the outstanding equity interests in PJT Capital LP. The effect of the transaction was a transfer of PJT Capital LP interests to PJT Partners Holdings LP in exchange for unvested PJT Partners Holdings LP units. No other consideration was transferred. This transaction was accounted for as a business combination and PJT Capital LP’s operating results have been included in the Company’s financial statements from the date of the transaction. The Company incurred $0.1 million of costs related to the acquisition which were included in Professional Fees in the Condensed Consolidated and Combined Statements of Operations in the fourth quarter of 2015.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the estimated allocation of the purchase price for PJT Capital LP at the acquisition date as well as measurement period adjustments to date:

	December 31, 2015	Measurement Period Adjustments	March 31, 2016
Assets
Cash	$12,653	$—	$12,653
Accounts Receivable	1,170	—	1,170
Furniture, Equipment and Leasehold Improvements	334	—	334
Other Assets	362	—	362
Intangible Assets	13,300	—	13,300
Deferred Tax Assets	—	3,483	3,483
Goodwill	6,896	(3,483)	3,413
	34,715	—	34,715
Liabilities
Accrued Compensation and Benefits	29,424	—	29,424
Accounts Payable, Accrued Expenses and Other Liabilities	4,626	—	4,626
Taxes Payable	665	—	665
	34,715	—	34,715
Net Assets Acquired	$—	$—	$—

The excess of the purchase price over the fair value of the net assets acquired of $3.4 million was recorded as goodwill. Goodwill includes the in-place workforce, which allows the Company to continue serving its existing client base, begin marketing to potential clients and avoid significant costs reproducing the workforce. The transaction did not result in goodwill for tax purposes.

The estimated fair value of the intangible assets acquired, which consist of PJT Capital LP’s backlog of client assignments that existed at the time of the acquisition and trade name is based, in part, on a valuation using an income approach or market approach and has been included in Intangible Assets, Net in the Condensed Consolidated and Combined Statements of Financial Condition. The estimated fair value ascribed to the identifiable intangible assets is amortized on a straight-line basis over the estimated remaining useful lives of the assets over periods ranging between one and ten years.

The Condensed Consolidated and Combined Statement of Operations for the three months ended March 31, 2016 includes the results of PJT Capital LP. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2014 is as follows:

Three Months Ended March 31, 2015
Total Revenues	$82,327
Loss Before Provision for Taxes	$(16,300)
Net Loss	$(17,859)

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisition occurred on January 1, 2014, or to project the Company’s results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The pro forma results include (a) the amortization of identifiable intangible assets of PJT Capital LP, and (b) the estimated income tax expense related to the historical earnings of PJT Capital LP, which as a result of the acquisition, would be subject to income tax at the effective tax rate of the Company.

Acquisition of Customer Mandates

On October 1, 2015, PJT Partners (UK) Limited, a subsidiary of the Company, purchased certain open customer mandates and other assets from a subsidiary of its former Parent. This transaction was accounted for as an asset acquisition. There were no capitalized transaction costs and the total purchase price was $1.5 million. The customer mandates acquired were recorded as intangible assets and are amortized over their estimated useful lives of one year. In connection with the transaction, the Company acquired $1.3 million of customer mandates and $0.2 million of other assets and liabilities, net.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable are long-term receivables of $62.6 million as of March 31, 2016 and December 31, 2015, related to placement fees that are generally paid in installments over a period of three to four years. There were no long-term receivables with affiliates as of March 31, 2016 or December 31, 2015. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Long-term receivables which were more than 90 days past due as of March 31, 2016 and December 31, 2015 were $1.8 million and $2.2 million, respectively.

Changes in the allowance for doubtful accounts related to long-term receivables are presented below:

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2016	2015
Balance, Beginning of Period	$—	$392
Allowance Recovery	—	(392)
Balance, End of Period	$—	$—

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

Balance, December 31, 2015	$75,769
Purchase Accounting Adjustment (a)	(3,483)
Balance, March 31, 2016	$72,286

(a)	During the three months ended March 31, 2016, the Company recorded $3.5 million of purchase accounting adjustments related to the acquisition of PJT Capital LP.

As of March 31, 2016 and December 31, 2015, the Company’s assessment did not result in any impairment of goodwill.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2016	2015
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Client Backlog	7,600	7,600
Trade Name	5,700	5,700
Client Mandates and Other	1,461	1,483
Accumulated Amortization	(20,417)	(17,613)
Intangible Assets, Net	$20,820	$23,646

Amortization expense was $2.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

Amortization of Intangible Assets held at March 31, 2016 is expected to be $9.0 million for the year ending December 31, 2016 and $2.3 million for each of the years ending December 31, 2017, 2018, 2019 and 2020. The intangible assets as of March 31, 2016 are expected to amortize over a weighted-average period of 7.6 years.

7.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31,	December 31,
	2016	2015
Office Equipment	$1,873	$1,873
Leasehold Improvements	29,312	23,330
Furniture and Fixtures	9,228	9,119
Accumulated Depreciation	(3,929)	(2,832)
Furniture, Equipment and Leasehold Improvements, Net	$36,484	$31,490

Depreciation expense, including allocations from the former Parent for the periods presented before October 1, 2015, was $1.1 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

8.	INCOME TAXES

The Company’s operations were included in Blackstone subsidiaries’ U.S. federal, state and foreign tax returns for taxable periods ending before the Company’s spin-off and separation from Blackstone on October 1, 2015. With respect to such taxable periods, the Company’s income taxes were calculated on a separate tax return basis. For subsequent periods, the Company is filing tax returns as a stand-alone entity, and its deferred taxes and effective tax rates may differ from those of the historical periods.

The Company’s effective tax rate was 47.6% and -9.7% for the three months ended March 31, 2016 and 2015, respectively. The Company’s income tax provision was $1.3 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

The Company’s effective tax rate for the three months ended March 31, 2016 was largely attributable to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City UBT and to certain compensation charges that are not deductible for tax purposes.

As of March 31, 2016, the Company had no unrecognized tax benefits.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2016 is presented below:

Numerator:
Net Income	$1,431
Net Income Attributable to Redeemable Non-Controlling Interests	1,176
Net Income Attributable to PJT Partners Inc.	$255
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,261,984
Net Income Per Share of Class A Common Stock — Basic and Diluted	$0.01

The allocation of income (loss) between holders of shares of Class A common stock and the Redeemable Non-Controlling Interests began following the spin-off on October 1, 2015.

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 34,323,463 as of March 31, 2016. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended March 31, 2016, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

During the three months ended March 31, 2016, unvested restricted stock units (“RSUs”), participating RSUs and Partnership Units were all determined to be anti-dilutive and excluded from the calculation of net income per share of Class A common stock. The following amounts would have been included in this calculation if their effect were dilutive for the three months ended March 31, 2016:

Weighted-Average Unvested RSUs	1,186,918
Weighted-Average Participating RSUs	789,924
Weighted-Average Partnership Units	16,123,221

10.	EQUITY-BASED COMPENSATION

Overview

Until the consummation of the spin-off, certain of the Company’s employees participated in Blackstone’s equity compensation plans. The equity-based compensation expense recorded by the Company for the periods presented prior to October 1, 2015 includes the expense associated with the employees historically attributable to the Company’s operations. As the equity-based compensation plans were Blackstone’s plans, the amounts were previously recognized within Former Parent Company Investment and Due from Blackstone in the Condensed Consolidated and Combined Statements of Financial Condition.

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

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

In the event that the value of the converted PJT equity award during each 20-trading day period within the first 180 calendar days following the spin-off is less than the hypothetical value that the relinquished Blackstone award would have had over the same periods, then PJT’s personnel will receive a “true-up award” in an amount equal to the shortfall, with the shortfall calculated using 20-trading day volume-weighted average trading prices of PJT Partners Inc. and Blackstone during the last 20-trading days of the 180 days following the spin-off. If, on the other hand, the value of the converted PJT Partners equity awards is equal to or greater than the value of hypothetical value of the relinquished award in any of the 20-trading day measurement periods, then no true-up will be payable. The true-up award will be payable by Blackstone in cash, Blackstone equity or PJT Partners equity, at Blackstone’s discretion. The true-up award will be subject to terms and conditions as determined by Blackstone in its sole discretion after consultation with PJT. The 180 calendar day period ended on March 28, 2016.

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

The following table represents stock-based compensation expense and related income tax benefits for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Stock-Based Compensation Expense	$20,618	$25,259
Income Tax Benefit	$4,135	$46

2015 Omnibus Incentive Plan

On October 1, 2015, the Company adopted the PJT Partners Inc. 2015 Omnibus Incentive Plan (the “PJT Equity Plan”) for the purpose of providing incentive compensation measured by reference to the value of the Company’s common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. The Company has initially authorized 12.2 million shares of Class A common stock for issuance under the PJT Equity Plan.

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the Company’s spin-off from Blackstone, annual compensation process and ongoing hiring process, the Company has issued 564,045 shares of RSUs in the three months ended March 31, 2016 which generally vest over a service life of three to five years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting or does not meet the requisite service requirement.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of March 31, 2016 and of changes during the period January 1, 2016 through March 31, 2016 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2015	5,344,573	$20.98	554,850	$23.73
Granted	564,045	27.50	—	—
Vested	(3,817)	21.89	—	—
Forfeited	(114,541)	23.96	—	—
Dividends Reinvested on Participating RSUs	733	24.90	—	—
Balance, March 31, 2016	5,790,993	$21.55	554,850	$23.73

As of March 31, 2016, there was $100.3 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 16.7% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

As of March 31, 2016, partners held 5,371,357 unvested Partnership Units, which generally vest over a service life of five years.

A summary of the status of the Company’s unvested Partnership Units as of March 31, 2016 and of changes during the period January 1, 2016 through March 31, 2016 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2015	5,315,000	$21.00
Granted	120,228	28.29
Forfeited	(63,871)	28.29
Balance, March 31, 2016	5,371,357	$21.08

As of March 31, 2016, there was $86.8 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 5.5% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 2.8 years.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

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

In connection with the spin-off, the Company issued 6,530,048 equity-based awards with a service condition requirement over five years with 20% vesting in the third year, 30% in the fourth year and 50% in the fifth year. The market condition requirement will be satisfied upon the publicly traded shares of Class A common stock achieving certain volume weighted-average share price targets over any consecutive 30-day trading period following the consummation of the spin-off, pro-ratably at $48, $55, $63, $71 and $79 per share of Class A common stock.

The market condition requirements must be met prior to the sixth anniversary of the consummation of the spin-off. No portion of these awards will become vested until both the service and market conditions have been satisfied.

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of March 31, 2016 and of changes during the period January 1, 2016 through March 31, 2016 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2015	6,530,048	$5.72
Forfeited	(12,659)	5.72
Balance, March 31, 2016	6,517,389	$5.72

As of March 31, 2016, there was $27.5 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 5.5% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 3.2 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2016, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	10,215,896	3.0
Restricted Stock Units	5,490,739	2.0
Total Equity-Based Awards	15,706,635	2.7

11.	STOCKHOLDERS’ EQUITY

Class A and Class B Common Stock

In connection with the spin-off on October 1, 2015, the Company issued 17,966,456 shares of Class A common stock. Holders of shares of the Company’s Class A common stock are (a) entitled to one vote for each

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors; (b) entitled to receive dividends when and if declared by the Company’s board of directors out of funds legally available therefor; and (c) entitled to receive pro rata the Company’s remaining assets available for distribution upon any liquidation, dissolution or winding up of the Company.

As of March 31, 2016, 17,966,456 shares of Class A common stock were issued and outstanding.

Additionally, in connection with the spin-off, the Company issued 300 shares of Class B common stock. With respect to all matters presented to stockholders of the Company other than director elections and removals, each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit (including for this purpose, the number of Partnership Units that would be held by such holder assuming the conversion on such date of all vested and unvested LTIP Units held of record by such holder) in PJT Partners Holdings LP held by such holder. Shares of Class B common stock will initially entitle holders to only one vote per share in the election and removal of directors of PJT Partners Inc. However, all or a portion of the voting power of Class B common stock with respect to the election of directors of the Company may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. By written notice to the Company, each holder of Class B common stock may, at any time, request that such holder become entitled to a number of votes in the election and removal of directors of the Company not to exceed at any time the number of votes to which such holder is then entitled on all other matters presented to stockholders, or such lesser number of votes as may be specified in such holder’s request. The Company’s board of directors, in its sole discretion, may approve or decline any such request, and no such holder shall become entitled to such requested voting power in respect of such shares of Class B common stock unless and until the board of directors approves such request. Class B common stockholders have no economic rights in the Company, and do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of the Company.

As of March 31, 2016, 303 shares of Class B common stock were issued and outstanding.

Redeemable Non-Controlling Interests

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2016, the non-controlling interest was 47.3%. The percentage of the Net Income Attributable to the Redeemable Non-Controlling Interests varies from this percentage due to the differing level of income taxes applicable to the controlling interest.

Partnership Units are exchangeable at the option of the holder for cash, or, at the Company’s election, for shares of Class A common stock on a one-for-one basis. The election to exchange Partnership Units is entirely within the control of the Partnership Unitholder, although the Company retains the sole option to determine whether to settle the exchange in either cash or shares of Class A common stock. A non-controlling interest with redemption features not solely within the Company’s control is considered a redeemable non-controlling interest and is presented separately from Equity in the Condensed Consolidated and Combined Statements of Financial Condition.

PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating entity subsidiaries indirectly through its equity interest in PJT Partners Holdings LP; therefore the shares of Class A common stock outstanding represent the controlling interest.

12.	TRANSACTIONS WITH RELATED PARTIES

Prior to the spin-off on October 1, 2015, the Company was managed and operated in the normal course of business with other affiliates of Blackstone. Accordingly, certain shared costs were allocated to the Company and reflected as expenses in the stand-alone Condensed Consolidated and Combined Statements of Operations. Management of Blackstone and the Company considered the allocation methodologies used to be reasonable and appropriate reflections of the historical expenses attributable to the Company for purposes of the stand-alone

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

financial statements. The expenses reflected in the Condensed Consolidated and Combined Statements of Operations may not be indicative of expenses that will be incurred by the Company in the future.

In connection with the spin-off on October 1, 2015, Blackstone is no longer an affiliate of the Company. Accordingly, for periods subsequent to October 1, 2015, revenues earned from Blackstone are no longer reported as Revenues Earned from Affiliates in the Condensed Consolidated and Combined Statements of Operations and receivables from Blackstone are no longer included in Receivable from Affiliates in the Condensed Consolidated and Combined Statements of Financial Condition.

During the three months ended March 31, 2016, the Company recorded $0.3 million related to certain professional fees payable to Blackstone. As of March 31, 2016, the Company had amounts payable to Blackstone for such expenses of $0.3 million.

Certain purchases of furniture, equipment and leasehold improvements were paid by Blackstone on the Company’s behalf. As of March 31, 2016 and December 31, 2015, the Company had amounts payable to Blackstone for such costs of $7.2 million and $4.0 million, respectively.

On December 31, 2015, a client remitted a $4.5 million payment to Blackstone in settlement of an accounts receivable balance instead of the Company. Blackstone subsequently wired such amount to the Company on January 4, 2016. As of December 31, 2015, such amount was included in Accounts Receivable in the Condensed Consolidated and Combined Statements of Financial Condition.

Revenues Earned from Affiliates

There were no Advisory Fees earned from affiliates for the three months ended March 31, 2016. Advisory Fees earned from affiliates totaled $2.5 million for the three months ended March 31, 2015, representing 4.2% of total Advisory Fees. There were no Placement Fees earned from affiliates for the three months ended March 31, 2016. Placement Fees earned from affiliates totaled $1.1 million for the three months ended March 31, 2015, representing 4.6% of total Placement Fees. These fees were earned in the ordinary course of business.

There was no Interest Income earned from affiliates for the three months ended March 31, 2016. Interest Income earned from affiliates totaled $0.1 million for the three months ended March 31, 2015.

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

Additionally, Blackstone previously provided bill paying, payroll, cash management and foreign currency risk services on behalf of the Company. These arrangements generated amounts due to or due from Blackstone which were previously reflected in Due from Blackstone in the Condensed Consolidated and Combined Statements of Financial Condition.

Management believes the assumptions underlying the condensed consolidated and combined financial statements for periods presented prior to October 1, 2015 are reasonable. Nevertheless, the condensed consolidated and combined financial statements may not have included all of the actual expenses that would have been incurred and may not have reflected the Company’s combined results of operations, financial position and cash flows had it

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

been a stand-alone company during the periods presented. Actual costs that would have been incurred if PJT Partners Inc. had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

As of March 31, 2016 and December 31, 2015, the Company had amounts payable to Blackstone with respect to the Transition Services Agreement of $0.5 million.

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

The Company retained or otherwise assumed all liabilities for current and former employees and employees of Blackstone who became the Company’s employees upon consummation of the spin-off. Blackstone retained or otherwise assumed liabilities with respect to the employment, service, termination of employment or termination of service of its former employees who, immediately prior to their separation from Blackstone, primarily provided services in respect of the Company’s business (except that the Company assumed certain specified liabilities). For at least 12 months following the spin-off, each individual who remains employed by the Company will receive (a) a base salary and bonus opportunity that generally are no less favorable in aggregate than those provided immediately before the spin-off, and (b) other compensation and employee benefits that are substantially similar in the aggregate to those in effect immediately prior to the spin-off. The Company assumed all annual cash incentive arrangements with respect to the Company’s personnel and adopted new welfare, 401(k) and similar plans for the Company’s personnel. However, Blackstone reimbursed the Company for the amount of 2015 annual incentive compensation that was accrued by Blackstone for such employees prior to the spin-off date.

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offsetting credit to equity in the Condensed Consolidated and Combined Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. As of March 31, 2016 and December 31, 2015, the accrual for these forfeitures was $1.0 million and $1.3 million, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

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

Exchange Agreement

The Company entered into an exchange agreement with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the limited partnership agreement of PJT Partners Holdings LP, on a quarterly basis, from and after the first anniversary of the date of the consummation of the spin-off (subject to the terms of the exchange agreement), to exchange all or part of their Partnership Units for cash, or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of PJT Partners Inc. Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement). In the event cash-settled exchanges of Partnership Units are funded with new issuances of Class A common stock, the fair value of a share of PJT Partners Inc. Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging Partnership Unitholder will be entitled may be greater than or less than the then-current market value of PJT Partners Inc. Class A common stock. The exchange agreement also provides that a holder of Partnership Units will not have the right to exchange Partnership Units in the event that PJT Partners Inc. determines that such exchange would be prohibited by law, would result in any breach of any debt agreement or other material contract of PJT Partners Inc. or PJT Partners Holdings LP.

Registration Rights Agreement

The Company entered into a registration rights agreement with the limited partners of PJT Partners Holdings LP pursuant to which the Company granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act shares of Class A common stock delivered in exchange for Partnership Units.

Promissory Note

As of December 31, 2015, there was a $0.6 million unsecured promissory note from an employee held by the Company. The outstanding principal balance and accrued interest was included in Other Assets in the Condensed Consolidated and Combined Statements of Financial Condition. The promissory note bore a variable interest rate of the prime rate less one percent per annum, determined as of the date of the promissory note and then on the twentieth day of each month thereafter until the promissory note is repaid. During the three months ended March 31, 2016, the promissory note was repaid.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

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

As of March 31, 2016, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense, including former Parent allocations of rent expense for periods prior to the spin-off, of $6.3 million and $4.9 million is included in Occupancy and Related in the Condensed Consolidated and Combined Statements of Operations for the three months ended March 31, 2016 and 2015, respectively. These amounts include variable operating escalation payments, which are paid when invoiced.

At March 31, 2016 and December 31, 2015, the Company’s former Parent maintained irrevocable standby letters of credit for the operating leases of $5.3 million and $5.5 million, respectively.

Capital lease obligations recorded are payable through 2020 at a weighted-average interest rate of 2.3%. The net book value of all assets recorded under capital leases aggregated $0.4 million at March 31, 2016 and December 31, 2015.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of March 31, 2016, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2016	$70	$15,368
2017	94	23,112
2018	94	20,876
2019	94	20,403
2020	69	19,510
Thereafter	—	130,300
Total Minimum Lease Payments	421	229,569
Less: Amount Representing Interest	21
Capital Lease Obligation	$400
Less: Sublease Proceeds		13,132
Net Minimum Lease Payments		$216,437

Litigation

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, after consultation with external counsel, the Company believes it is not probable and/or reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated and combined financial statements of the Company.

As previously disclosed, the Company terminated Andrew Caspersen on March 28, 2016 after learning of a number of unauthorized and unlawful transactions outside the scope of his employment with Park Hill. Based on the Company’s current assessment related to this matter, the Company has recorded an expense accrual of $8.9 million, which represents the amount that is considered to be probable and reasonably estimable. The Company has also assessed that it is probable that it will receive $5.6 million in related insurance reimbursement, which has also been recorded in the financial statements.

With respect to potential additional claims related to funds fraudulently obtained by Mr. Caspersen, the Company believes that any such claims would be without merit and would vigorously defend any such actions.

For other matters, including the litigation discussed under the caption “Legal Proceedings” elsewhere in this report, the Company is not currently able to estimate the possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations.

Indemnification

The Company enters into contracts, including contracts with Blackstone relating to the spin-off, that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is not known. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

14.	EMPLOYEE BENEFIT PLANS

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

plans in the amounts of $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, which are included in Compensation and Benefits in the Condensed Consolidated and Combined Statements of Operations.

15.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital as of March 31, 2016 and December 31, 2015 of $17.8 million and $10.3 million, respectively, which exceeded the minimum net capital requirement by $17.5 million and $9.3 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital as of March 31, 2016 and December 31, 2015 of $15.4 million and $19.0 million, respectively, which exceeded the minimum net capital requirement by $15.2 million and $18.8 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of March 31, 2016 and December 31, 2015, both of these entities were in compliance with local capital adequacy requirements.

16.	BUSINESS INFORMATION

The Company’s activities providing strategic advisory, restructuring and special situations and private fund advisory and placement services constitute a single reportable segment. An operating segment is a component of an entity which conducts business, incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker in assessing performance and making resource allocation decisions. The Company has a single operating segment and therefore a single reportable segment.

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be reflective of the geography in which the Company’s clients are located.

	Three Months Ended
	March 31,
	2016	2015
Revenues
Domestic	$112,111	$74,298
International	3,193	8,027
Total	$115,304	$82,325

	March 31,	December 31,
	2016	2015
Assets
Domestic	$454,620	$444,040
International	37,064	23,212
Total	$491,684	$467,252

The Company is not subject to any material concentrations with respect to its revenues for the three months ended March 31, 2016 and 2015, or credit risk with respect to its accounts receivable as of March 31, 2016 and December 31, 2015.

17.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on June 22, 2016 to Class A common stockholders of record on June 8, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners’ Condensed Consolidated and Combined Financial Statements and the related notes included in this Quarterly Report on Form 10‑Q.

The financial statements, which are discussed below, reflect the historical financial condition, results of operations and cash flows of the strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of Blackstone for periods presented prior to October 1, 2015, the date that the spin-off and related transactions were completed. The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.

Our Business

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. We offer a balanced portfolio of advisory services designed to help our clients realize major corporate milestones and solve complex issues. We also provide, through Park Hill Group, private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

We have world-class franchises in each of the areas in which we compete. Our strategic advisory line of business, established in 1985, offers a broad range of financial advisory and transaction execution capability, including mergers and acquisitions (“M&A”), joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Our restructuring and special situations line of business, established in 1991, is one of the world’s leading advisors in restructurings and recapitalizations around the globe. With vast expertise in highly complex capital structure challenges, our Restructuring and Special Situations Group’s services include advising companies, creditors and financial sponsors on recapitalizations, reorganizations, exchange offers, debt repurchases, capital raises and distressed mergers and acquisitions. Park Hill Group, our private fund advisory and placement line of business, is a world-leading fund placement agent and has provided private fund advisory and placement services for a diverse range of investment strategies since its inception in 2005. Moreover, Park Hill Group is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups.

Spin-off from Blackstone

On October 1, 2015, in connection with the spin-off, several transactions took place which impacted the Company’s condensed consolidated and combined financial statements including the following:

•

The recording of the assets transferred and liabilities assumed of PJT Capital LP along with goodwill and intangible assets as part of the business combination (refer to Note 4. “Business Combinations” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing);

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

•	PJT Partners (UK) Limited’s purchase of open customer mandates from Blackstone, which were recorded as intangible assets in the Condensed Consolidated and Combined Statements of Financial Condition;
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

See Note 3. “Reorganization and Spin-off” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing for further information.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” in our Annual Report on Form 10-K for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business which is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A activity for the first quarter of 2016 decreased 18% from comparable 2015 levels.1 The uncertainty and volatility in the global markets in early 2016 has the potential to moderate those volumes. However, given the accelerating pace of transformation and innovation affecting industries and companies around the globe, we expect corporate boards and management teams will continue to use M&A as a tool for growth.

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

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for First Quarter 2016, based on figures extracted from Thomson Reuters databases as of March 31, 2016.

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

Fund placement fees earned for services provided to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments, in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized as commitments are accepted (referred to as a “closing”). Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically the London Interbank Offered Rate (“LIBOR”) plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, we recognize revenue at each closing as our performance obligations are fulfilled. For open-end structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value (“NAV”). Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed and determinable.

We may receive non-refundable up-front fees upon execution of agreements with clients to provide placement services, which are recorded as revenues in the period over which services are provided.

Revenues from Affiliates – For periods presented prior to October 1, 2015, we reported revenues received from services provided to portfolio companies owned or controlled by Blackstone as well as funds managed by Blackstone as Revenues from Affiliates in our Condensed Consolidated and Combined Statements of Operations. There were no revenues earned from affiliates for the three months ended March 31, 2016. Advisory Fees from such assignments were 4.2% of our Advisory Fees for the three months ended March 31, 2015. Placement Fees from such assignments were 4.6% of our Placement Fees for the three months ended March 31, 2015.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable as well as miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Condensed Consolidated and Combined Statements of Financial Condition.

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

Our remaining expenses are the other costs typical to operating our business, which generally consist of:

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

Income Taxes – The Company is a corporation subject to U.S. federal, state and local income taxes in jurisdictions where it does business. The Company’s businesses generally operate as partnerships for U.S. federal and state purposes and as corporate entities in non-U.S. jurisdictions. In the U.S. federal and state jurisdictions, taxes related to income earned by these entities generally represent obligations of the individual members and partners. Historically, these taxes have not been reflected in the Company’s condensed consolidated and combined financial statements. However, the operating entities are generally subject to New York City Unincorporated Business Tax (“UBT”) and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable.

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

Redeemable Non-Controlling Interest

Following the spin-off on October 1, 2015, PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The holders of the Partnership Units have redemption rights not solely within PJT Partners’ control and thus their ownership interest is considered a redeemable non-controlling interest. Redeemable Non-Controlling Interests have been presented separately from Equity in the Condensed Consolidated and Combined Statements of Financial Condition.

Non-GAAP Financial Measures

The following measures represent key performance measures that management uses in making resource allocation and/or compensation decisions. These measures should not be considered substitutes for, or superior to, financial measures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Adjusted Net Income (Loss)

We believe Adjusted Net Income (Loss) is a key performance measure of value creation, a benchmark of performance and a key indicator in making resource allocation and compensation decisions. We believe that the Adjusted Net Income (Loss) measure, and adjustments thereto, when presented in conjunction with comparable GAAP measures, is useful to investors to understand the Company’s operating results by removing the significant accounting impact of transaction-based equity-based compensation charges and amortization of intangible assets associated with Blackstone’s initial public offering (“IPO”) and the acquisition of PJT Capital LP. Additionally, for periods after October 1, 2015, the Adjusted Net Income (Loss) measure excludes equity-based compensation expense associated with Partnership Units with both time-based vesting and market conditions and retention awards granted in connection with the spin-off. Adjusted Net Income (Loss) is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Net Income (Loss). For the calculation of this non-GAAP financial measure and a reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), please see “—Condensed Consolidated and Combined Results of Operations—Adjusted Net Income (Loss)” below.

In the interest of limiting the adjustments to GAAP results reflected in Adjusted Net Income (Loss) to only the most significant items, the Company amended its definition of Adjusted Net Income (Loss) in the third quarter of 2015 to no longer exclude certain transaction-related non-compensation expenses associated with the spin-off. Adjusted Net Income (Loss) amounts presented for prior periods have been conformed to this presentation.

Adjusted Compensation and Benefits Expense

We believe Adjusted Compensation and Benefits Expense is a key performance measure in making resource allocation and compensation decisions. We believe that Adjusted Compensation and Benefits Expense, when presented in conjunction with comparable GAAP measures, is useful to investors to understand the Company’s overall compensation expense by removing the significant accounting impact of transaction-based equity-based compensation charges associated with Blackstone’s IPO (for periods through the third quarter of 2015) and the spin-off. Adjusted Compensation and Benefits Expense is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Compensation and Benefits Expense. For the calculation of this non-GAAP financial measure and a reconciliation of Compensation and Benefits Expense to Adjusted Compensation and Benefits Expense, please see “—Condensed Consolidated and Combined Results of Operations—Adjusted Compensation and Benefits Expense” below.

Adjusted Non-Compensation Expense

We believe Adjusted Non-Compensation Expense is a key performance measure in making resource allocation decisions. We believe that Adjusted Non-Compensation Expense, when presented in conjunction with comparable GAAP measures, is useful to investors to understand the Company’s non-compensation expenses by removing the significant accounting impact of amortization expense associated with intangible assets related to Blackstone’s IPO and the acquisition of PJT Capital LP. Adjusted Non-Compensation Expense is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Non-Compensation Expense, which is comprised of all expense financial statement captions except Compensation and Benefits Expense. For the calculation of this non-GAAP financial measure and a reconciliation of Non-Compensation Expense to Adjusted Non-Compensation Expense, please see “—Condensed Consolidated and Combined Results of Operations—Adjusted Non-Compensation Expense” below.

Condensed Consolidated and Combined Results of Operations

The following table sets forth our condensed consolidated and combined results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		2016 vs. 2015
	2016	2015	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$81,554	$58,674	$22,880	39%
Placement Fees	31,951	23,134	8,817	38%
Interest Income and Other	1,799	517	1,282	248%
Total Revenues	115,304	82,325	32,979	40%
Expenses
Compensation and Benefits	88,171	79,635	8,536	11%
Occupancy and Related	6,418	5,282	1,136	22%
Travel and Related	2,745	3,304	(559)	-17%
Professional Fees	3,496	2,529	967	38%
Communications and Information Services	2,053	1,406	647	46%
Depreciation and Amortization	3,901	1,527	2,374	155%
Other Expenses	5,787	3,331	2,456	74%
Total Expenses	112,571	97,014	15,557	16%
Income (Loss) Before Provision for Taxes	2,733	(14,689)	17,422	N/M
Provision for Taxes	1,302	1,418	(116)	-8%
Net Income (Loss)	1,431	$(16,107)	$17,538	N/M
Net Income Attributable to Redeemable Non-Controlling Interests	1,176
Net Income Attributable to PJT Partners Inc.	$255

N/M	Not meaningful.

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

We expect to experience changes in our ongoing cost structure for certain items that we will incur as a public company. For example, Blackstone historically provided certain corporate functions on our behalf, including, but not limited to, insurance, access to liquidity, including working capital, and directors’ fees. Our historical combined financial statements included direct expenses and allocations of expenses from Blackstone. These costs may not be representative of the future costs we may incur as a public company.

We have incurred certain costs during the transition to being a stand-alone public company. These costs have included, for example, additional accounting, tax and other professional costs pertaining to the spin-off and establishment of PJT Partners as a stand-alone public company, recruiting and relocation costs associated with hiring personnel, costs related to establishing our brand in the marketplace and costs to build out our corporate infrastructure. The results of operations for the three months ended March 31, 2016 reflect these additional costs.

Revenues

Total Revenues were $115.3 million for the three months ended March 31, 2016, an increase of $33.0 million compared with Total Revenues for the three months ended March 31, 2015 of $82.3 million. The increase in Total Revenues was primarily attributable to increases of $22.9 million in Advisory Fees and $8.8 million in Placement Fees. The increase in Advisory Fees was primarily driven by an increase in restructuring activity, resulting in an increase in the number and size of transactions that closed during the quarter. The increase in Placement Fees was primarily due to an increase in the number and size of transactions that closed during the quarter.

The following table provides revenue statistics for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Advisory Fees
Number of Clients	75	64
Number of Fee-Paying Clients with $1 Million or More	13	14
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	2	1
Percentage of Such Clients’ Fees of Total Advisory Fees	23.4%	13.3%

Placement Fees
Number of Clients	44	36
Number of Fee-Paying Clients with $1 Million or More	7	8
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	4	2
Percentage of Such Clients’ Fees of Total Placement Fees	52.9%	31.6%

Expenses

Expenses were $112.6 million for the three months ended March 31, 2016, an increase of $15.6 million compared with $97.0 million for the three months ended March 31, 2015. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Other Expenses, Depreciation and Amortization and Occupancy and Related Expenses of $8.5 million, $2.5 million, $2.4 million and $1.1 million, respectively. The increase in Compensation and Benefits was primarily related to increases in both headcount and revenues compared with the three months ended March 31, 2015. The increase in Other Expenses primarily related to the accrual associated with the Caspersen matter. (Refer to Note 13. “Commitments and Contingencies—Litigation” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” for further information.) The increase in Depreciation and Amortization was primarily related to amortization expense related to intangible assets identified in connection with the acquisition of PJT Capital LP on October 1, 2015. The increase in Occupancy and Related Expense was primarily related to additional rent expense.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended March 31, 2016 and 2015 was $1.3 million and $1.4 million, respectively. The Provision for Taxes represents an annualized effective tax rate of 47.6% on pretax income of $2.7 million for the three months ended March 31, 2016 and an annualized effective tax rate of ‑9.7% on a pretax loss of $14.7 million for the three months ended March 31, 2015. The effective tax rate increased in the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily due to the Company’s new entity structure (effective October 1, 2015) as a publicly traded corporation subject to U.S. federal, state and local corporate income taxes and due to compensation charges that are not deductible for tax purposes. Prior to October 1, 2015, the Company was not generally subject to corporate-level income taxes.

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

Adjusted Net Income (Loss)

The following table is a reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		2016 vs. 2015
	2016	2015	$	%
	(Dollars in Thousands)
Net Income (Loss)	$1,431	$(16,107)	$17,538	N/M
Provision for Taxes	1,302	1,418	(116)	-8%
Income (Loss) Before Provision for Taxes	2,733	(14,689)	17,422	N/M
Adjustments
Compensation and Benefits (a)	15,368	11,904	3,464	29%
Depreciation and Amortization (b)	2,801	663	2,138	322%
Adjusted Pretax Income (Loss)	20,902	(2,122)	23,024	N/M
Taxes (c)	1,952	674	1,278	190%
Adjusted Net Income (Loss)	$18,950	$(2,796)	$21,746	N/M

N/M	Not meaningful.
(a)

This adjustment adds back to Income (Loss) Before Provision for Taxes certain transactional amounts related to Blackstone’s IPO in 2007 and the spin-off from Blackstone on October 1, 2015. The adjustment to Compensation and Benefits relates principally to equity-based compensation charges. An adjustment has been made for equity-based compensation charges associated with the vesting during the periods presented of awards granted in connection with the Blackstone IPO in 2007 and severance incurred in connection with the spin-off (for periods through the third quarter of 2015). Additionally, for periods after October 1, 2015, the transactional equity-based compensation adjustment includes equity-based compensation expense associated with Partnership Units with both time-based vesting and market conditions and retention awards granted in connection with the spin-off.

(b)

This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the amortization of intangible assets which are associated with Blackstone’s IPO and amortization related to intangible assets identified in connection with the acquisition of PJT Capital LP on October 1, 2015.

(c)	Taxes represent the total GAAP tax provision adjusted to include only current income taxes.

Adjusted Compensation and Benefits Expense

The following table is a reconciliation of Compensation and Benefits Expense to Adjusted Compensation and Benefits Expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$	%
	(Dollars in Thousands)
Compensation and Benefits Expense, GAAP	$88,171	$79,635	$8,536	11%
Adjustment
Transaction-Based Equity Compensation (a)	(15,368)	(11,904)	(3,464)	-29%
Adjusted Compensation and Benefits Expense	$72,803	$67,731	$5,072	7%

(a)

This adjustment adds back to Compensation and Benefits Expense certain transactional amounts related to Blackstone’s IPO in 2007 and the spin-off from Blackstone on October 1, 2015. An adjustment has been made for equity-based compensation charges associated with the vesting during the periods presented of awards granted in connection with the Blackstone IPO in 2007 and severance incurred in connection with the spin-off (for periods through the third quarter of 2015). Additionally, for periods after October 1, 2015, the transactional equity-based compensation adjustment includes equity-based compensation expense associated with Partnership Units with both time-based vesting and market conditions and retention awards granted in connection with the spin-off.

Adjusted Non-Compensation Expense

The following table is a reconciliation of Non-Compensation Expense to Adjusted Non-Compensation Expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$	%
	(Dollars in Thousands)
Non-Compensation Expenses:
Occupancy and Related	$6,418	$5,282	$1,136	22%
Travel and Related	2,745	3,304	(559)	-17%
Professional Fees	3,496	2,529	967	38%
Communications and Information Services	2,053	1,406	647	46%
Depreciation and Amortization	3,901	1,527	2,374	155%
Other Expenses	5,787	3,331	2,456	74%
Non-Compensation Expense, GAAP	24,400	17,379	7,021	40%
Adjustment
Transaction-Based Amortization (a)	(2,801)	(663)	(2,138)	-322%
Adjusted Non-Compensation Expense	$21,599	$16,716	$4,883	29%

(a)

This adjustment adds back to Non-Compensation Expense amounts for the amortization of intangible assets which are associated with Blackstone’s IPO and amortization related to intangible assets identified in connection with the acquisition of PJT Capital LP on October 1, 2015.

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets have historically comprised cash and receivables earned from strategic advisory and placement fees. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses and taxes payable. Prior to the spin-off on October 1, 2015, intercompany amounts due to Blackstone were typically settled monthly, which included settlements of accruals for forecast year-end incentive compensation. Blackstone retained and paid the accrual for year-end incentive compensation in respect of amounts recorded at September 30, 2015. Incentive compensation recorded during the fourth quarter of 2015 and going forward are recorded and paid by us. We expect to pay a significant amount of incentive compensation late each year or during the first two months of each calendar year with respect to the prior year’s results. A significant portion of annual compensation is awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

Additionally, in connection with the spin-off, we entered into a credit facility with First Republic Bank to provide a $60 million revolving credit facility, with the ability to increase the credit facility up to $80 million during the period beginning December 1 each year through March 1 the following year, so long as no event of default has occurred and is continuing or would be caused by exercising such option. The revolving credit facility is further described in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. As of March 31, 2016, and December 31, 2015, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

We evaluate our cash needs on a regular basis in light of current market conditions. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $86.0 million and $82.3 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of March 31, 2016 and December 31, 2015, total accounts receivable were $182.1 million and $169.6 million, respectively, net of allowance for doubtful accounts of $0.8 million and $0.9 million, respectively. As of March 31, 2016 and December 31, 2015, $62.6 million of receivables attributable to our private fund advisory and placement business were expected to be collected at or more than one year from each date.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses, including cash compensation to our employees, funding the cash redemption of Partnership Units, paying income taxes, making distributions to our shareholders in accordance with our dividend policy, capital expenditures, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate or raise cash in the future, which depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors. Furthermore, our ability to forecast future cash flows is more limited because we do not have a long-established operating history as a stand-alone company. If our cash flows from operations are less than we expect, we may need to incur additional debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangements we have in place will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) our credit ratings or absence of a credit rating, (b) the liquidity of the overall capital markets, and (c) the current state of the economy. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

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

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 15. “Regulated Entities” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, restructuring and special situations and private fund advisory and placement services. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Securities Exchange Act of 1934 (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100,000 or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital as of March 31, 2016 and December 31, 2015 of $17.8 million and $10.3 million, respectively, which exceeded the minimum net capital requirement by $17.5 million and $9.3 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250,000 or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital as of March 31, 2016 and December 31, 2015 of $15.4 million and $19.0 million, respectively, which exceeded the minimum net capital requirement by $15.2 million and $18.8 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

We also conduct certain activities through PJT Partners (UK) Limited, a subsidiary licensed with the United Kingdom’s Financial Conduct Authority, which is required to maintain regulatory net capital of €50,000, and certain activities through PJT Partners (HK) Limited, a subsidiary licensed with the Hong Kong Securities and Futures Commission, which is subject to a minimum liquid capital requirement of HK$3 million. As of March 31, 2016 and December 31, 2015, both of these entities were in compliance with local capital adequacy requirements.

Our activities may also be subject to regulation, including regulatory capital requirements, by various other foreign jurisdictions and self-regulatory organizations.

We do not anticipate that compliance with any and all such requirements will materially adversely impact the availability of funds for domestic and parent-level purposes.

Contractual Obligations, Commitments and Contingencies

For a complete discussion of our contractual obligations, refer to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015. There have not been any material changes to the Company’s contractual obligations since December 31, 2015.

As also discussed in Note 13. “Commitments and Contingencies—Litigation” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing, the Company recorded an expense accrual of $8.9 million related to the Caspersen matter, which represents the amount that is considered to be probable and reasonably estimable. We have also assessed that it is probable that the Company will receive $5.6 million in related insurance reimbursement, which has also been recorded in the financial statements.

With respect to potential additional claims related to funds fraudulently obtained by Mr. Caspersen, we believe that the total potential amount of any such claims to be less than $30 million and any such claims would be without merit and we would vigorously defend any such actions.

For other matters, including the litigation discussed under the caption “Legal Proceedings” elsewhere in this report, we are not currently able to estimate the possible loss or range of loss. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations.

However, the disposition of these contingencies could be material to our financial results in the period in which it occurs.

See Notes 8, 10, 13 and 14 in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity compensation plans, commitments and employee benefit plans, respectively.

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

Indemnifications

We enter into contracts, including contracts with Blackstone relating to the spin-off, that contain a variety of indemnifications. Our maximum exposure under these arrangements is not known. However, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Critical Accounting Policies

We prepare our condensed consolidated and combined financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated and combined financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Accrued but unpaid Advisory and Placement Fees are included in Accounts Receivable in the Condensed Consolidated and Combined Statements of Financial Condition.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable as well as miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Condensed Consolidated and Combined Statements of Financial Condition.

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

In certain instances, the Company may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the derived service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied prior to termination, the remaining unrecognized compensation cost is recognized immediately.

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

The Company’s intangible assets are derived from (a) customer relationships that were established as part of Blackstone’s IPO, (b) the value of the trade name as part of the acquisition of PJT Capital LP, (c) the open customer backlog acquired as part of the PJT Capital LP acquisition, and (d) the purchase of certain customer mandates from Blackstone. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of one to fifteen years, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included within Depreciation and Amortization in the Condensed Consolidated and Combined Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources or market or credit risk support that expose us to any liability that is not reflected in our condensed consolidated and combined financial statements.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on the Company can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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

Risks Related to Cash and Cash Equivalents

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash is primarily maintained at two major U.S. financial institutions. We believe our cash and cash equivalents are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Credit Risk

We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. As of March 31, 2016 and December 31, 2015, our allowance for doubtful accounts was $0.8 million and $0.9 million, respectively, representing 0.5% of the gross accounts receivable at each of the respective dates.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the three months ended March 31, 2016 and 2015, the impacts of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) were gains of $0.1 million and $1.1 million, respectively, and in Interest Income and Other in the Condensed Consolidated and Combined Statements of Operations gains of $0.1 million for each of the three months ended March 31, 2016 and 2015. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods as we do not consider there to be significant foreign exchange risk at this time.

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

No change in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

On April 15, 2016, Plaintiff Gregory G. Barrett filed in the Southern District of New York a putative class action for violation of the federal securities laws against Defendants PJT Partners Inc. and Andrew W. W. Caspersen. The action, styled Gregory G. Barrett v. PJT Partners Inc. and Andrew W. W. Caspersen, No. 1:16-cv-02841-VEC (S.D.N.Y.), was assigned to Judge Valerie E. Caproni. Generally, the complaint alleges that PJT Partners Inc. made misstatements about its business, operational and compliance policies and its compliance and fraud-prevention controls. These alleged misstatements allegedly caused members of the putative class, investors who purchased PJT Partners common stock during the class period, November 12, 2015 to March 28, 2016, to pay an inflated price for PJT Partners common stock. The complaint alleges claims under section 10(b) and Rule 10b-5 of the Exchange Act against PJT Partners Inc. and Caspersen, and under 20(a) of the Exchange Act against Caspersen. We believe that this shareholder action is without merit and will defend it vigorously.

On May 11, 2016, Plaintiff Eugene Stricker, derivatively on behalf of nominal defendant PJT Partners Inc., filed in the Southern District of New York (No. 1:16-cv-03521) an action for breach of fiduciary duty, gross mismanagement and contribution under sections 10(b) and 21(D) of the Exchange Act against Andrew W. W. Caspersen; our Chairman and Chief Executive Officer, Paul J. Taubman; our Chief Financial Officer, Helen T. Meates; and our Directors Kenneth C. Whitney, Dennis S. Hersch, Thomas M. Ryan and Emily K. Rafferty. Generally, the complaint alleges that the defendants breached their fiduciary duties by allegedly causing PJT Partners to make false and/or misleading statements or omissions regarding its compliance and fraud-prevention controls, allegedly causing PJT’s public statements to be materially false and misleading. In addition, the complaint alleges that Mr. Whitney, Mr. Hersch and Ms. Rafferty failed appropriately to carry out their duties as members of the Audit Committee. We believe that this derivative action is without merit and will defend it vigorously.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 29, 2016 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

The risks described in our Annual Report on Form 10-K and in our subsequently filed Quarterly Reports on Form 10‑Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the issuance on January 1, 2016, as deferred compensation, of LTIP Units in PJT Partners Holdings LP to four employees, PJT Partners Inc. issued four corresponding shares of its Class B common stock, par value $0.01 per share, to these four employees on January 1, 2016. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of the shares of Class B common stock was not registered under the Securities Act of 1933 because the shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the second quarter of 2016 and plans to regularly pay quarterly dividends.

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

2.1

Separation and Distribution Agreement by and among The Blackstone Group L.P., Blackstone Holdings I L.P., New Advisory GP L.L.C., PJT Partners Inc. and PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

3.1

Amended and Restated Certificate of Incorporation of PJT Partners Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

3.1.1

Certificate of Designation of Series A Junior Participating Preferred Stock of PJT Partners Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

3.2

Amended and Restated By-Laws of PJT Partners Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

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

Date: May 12, 2016

PJT Partners Inc.

By:	/s/ Paul J. Taubman
Name:	Paul J. Taubman
Title:	Chief Executive Officer

By:	/s/ Helen T. Meates
Name:	Helen T. Meates
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)