Form 10-Q
period 2016-06-30
PJT Partners Inc.
filed 2016-08-12
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 4, 2016, there were 17,966,456 shares of Class A common stock, par value $0.01 per share, and 302 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2016	2015
Assets
Cash and Cash Equivalents	$103,200	$82,322
Restricted Cash	—	827
Accounts Receivable (net of allowance for doubtful accounts of $2,173 and $862 at June 30, 2016 and December 31, 2015, respectively)	184,585	169,590
Intangible Assets, Net	18,014	23,646
Goodwill	72,286	75,769
Furniture, Equipment and Leasehold Improvements, Net	37,047	31,490
Other Assets	26,211	14,920
Deferred Tax Assets	74,043	68,688
Total Assets	$515,386	$467,252

Liabilities, Redeemable Non-Controlling Interests and Equity
Accrued Compensation and Benefits	$78,960	$81,221
Accounts Payable, Accrued Expenses and Other Liabilities	29,147	29,533
Deferred Rent Liability	17,042	12,414
Taxes Payable	878	1,672
Deferred Revenue	5,159	477
Total Liabilities	131,186	125,317

Commitments and Contingencies

Redeemable Non-Controlling Interests	298,785	309,855

Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 17,966,456 issued and outstanding at June 30, 2016; 17,966,456 issued and outstanding at December 31, 2015)	180	180
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 302 issued and outstanding at June 30, 2016; 300 issued and outstanding at December 31, 2015)	—	—
Additional Paid-In Capital	97,825	43,132
Retained Deficit	(13,114)	(11,184)
Accumulated Other Comprehensive Income (Loss)	524	(48)
Total Equity	85,415	32,080
Total Liabilities, Redeemable Non-Controlling Interests and Equity	$515,386	$467,252

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Advisory Fees	$59,078	$46,592	$140,632	$105,266
Placement Fees	28,652	25,189	60,603	48,323
Interest Income and Other	1,554	688	3,353	1,205
Total Revenues	89,284	72,469	204,588	154,794
Expenses
Compensation and Benefits	71,964	60,125	160,135	139,760
Occupancy and Related	6,622	8,762	13,040	14,044
Travel and Related	2,802	3,055	5,547	6,359
Professional Fees	6,691	3,007	10,187	5,536
Communications and Information Services	2,647	1,761	4,700	3,167
Depreciation and Amortization	4,025	1,508	7,926	3,035
Other Expenses	4,788	690	10,575	4,021
Total Expenses	99,539	78,908	212,110	175,922
Loss Before Provision (Benefit) for Taxes	(10,255)	(6,439)	(7,522)	(21,128)
Provision (Benefit) for Taxes	(5,539)	584	(4,237)	2,002
Net Loss	(4,716)	$(7,023)	(3,285)	$(23,130)
Net Loss Attributable to Redeemable Non-Controlling Interests	(4,393)		(3,217)
Net Loss Attributable to PJT Partners Inc.	$(323)		$(68)
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(0.02)		$(0.00)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,264,742		18,263,365
Dividends Declared Per Share of Class A Common Stock	$0.05		$0.10
Revenues Earned from Affiliates
Advisory Fees	$—	$960	$—	$3,410
Placement Fees	$—	$10,300	$—	$11,368

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Loss	$(4,716)	$(7,023)	$(3,285)	$(23,130)
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	436	(255)	572	828
Comprehensive Loss	(4,280)	$(7,278)	(2,713)	$(22,302)
Less
Comprehensive Loss Attributable to Redeemable Non-Controlling Interests	(4,124)		(2,884)
Comprehensive Income (Loss) Attributable to PJT Partners Inc.	$(156)		$171

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated	Former		Redeemable
	Class A	Class B	Class A	Class B	Additional		Other	Parent		Non-
	Common	Common	Common	Common	Paid-In	Retained	Comprehensive	Company		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Investment	Total	Interests
Balance at December 31, 2014	—	—	$—	$—	$—	$—	$1,010	$331,310	$332,320	$—
Net Loss	—	—	—	—	—	—	—	(23,130)	(23,130)	—
Currency Translation Adjustment	—	—	—	—	—	—	828	—	828	—
Net Decrease in Former Parent Company Investment	—	—	—	—	—	—	—	(26,165)	(26,165)	—
Balance at June 30, 2015	—	—	$—	$—	$—	$—	$1,838	$282,015	$283,853	$—

Balance at December 31, 2015	17,966,456	300	$180	$—	$43,132	$(11,184)	$(48)	$—	$32,080	$309,855
Net Loss	—	—	—	—	—	(68)	—	—	(68)	(3,217)
Currency Translation Adjustment	—	—	—	—	—	—	572	—	572	—
Dividends	—	—	—	—	—	(1,862)	—	—	(1,862)	—
Non-Cash Contributions from Former Parent	—	—	—	—	4,061	—	—	—	4,061	—
Equity-Based Compensation	—	—	—	—	23,937	—	—	—	23,937	18,225
Forfeiture Liability for Equity Awards	—	—	—	—	653	—	—	—	653	—
Net Share Settlement	—	—	—	—	—	—	—	—	—	(36)
Issuance of Shares of Class B Common Stock	—	4	—	—	(3,401)	—	—	—	(3,401)	3,401
Forfeitures of Shares of Class B Common Stock	—	(2)	—	—	1,511	—	—	—	1,511	(1,511)
Adjustment of Redeemable Non- Controlling Interests to Redemption Value	—	—	—	—	27,932	—	—	—	27,932	(27,932)
Balance at June 30, 2016	17,966,456	302	$180	$—	$97,825	$(13,114)	$524	$—	$85,415	$298,785

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net Loss	$(3,285)	$(23,130)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	42,185	19,345
Depreciation Expense	2,342	1,709
Amortization Expense	5,584	1,326
Bad Debt Expense (Recovery)	1,185	(740)
Foreign Currency Transaction Gains	(320)	—
Deferred Taxes	(1,750)	—
Other Non-Cash Amounts Included in Net Loss	—	(365)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(16,211)	29,912
Receivable from Affiliates	—	(8,273)
Due from Blackstone	—	2,750
Deferred Tax Assets	(228)	—
Other Assets	(11,853)	(3,447)
Accrued Compensation and Benefits	(815)	46,127
Accounts Payable, Accrued Expenses and Other Liabilities	4,641	10,048
Deferred Rent Liability	5,049	2,187
Taxes Payable	(795)	2
Deferred Revenue	4,679	(57)
Net Cash Provided by Operating Activities	30,408	77,394
Investing Activities
Proceeds from Repayment of Note Issued to Employee	538	—
Purchases of Furniture, Equipment and Leasehold Improvements	(8,716)	—
Change in Restricted Cash	800	—
Net Cash Used in Investing Activities	(7,378)	—
Financing Activities
Dividends	(1,862)	—
Principal Payments on Capital Lease Obligations	(6)	—
Employee Taxes Paid for Shares Withheld for Taxes	(36)	—
Net Decrease from Former Parent Company Investment	—	(45,146)
Net Cash Used in Financing Activities	(1,904)	(45,146)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(248)	—
Net Increase in Cash and Cash Equivalents	20,878	32,248
Cash and Cash Equivalents, Beginning of Period	82,322	38,533
Cash and Cash Equivalents, End of Period	$103,200	$70,781
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, including those to Former Parent	$3,886	$1,148
Supplemental Disclosure of Significant Non-Cash Activities
Non-Cash Contributions from Former Parent	$4,061	$—

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

The spin-off, including the consummation of the acquisition of PJT Capital and the Distribution is described in Note 3. “Reorganization and Spin-off” and information regarding the Class A and Class B common stock issued in connection with the spin-off and Redeemable Non-Controlling Interests is described in Note 11. “Stockholders’ Equity” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, there were 17,966,456 and 302 shares, respectively, of Class A common stock and Class B common stock issued and outstanding.

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2016, the non-controlling interest was 47.2%.

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

Basis of Presentation

The Company prepared the accompanying unaudited condensed consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated and combined financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated and combined financial statements are presented fairly and that estimates made in preparing its condensed consolidated and combined financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company did not operate as an independent, stand-alone entity for all periods included in these condensed consolidated and combined financial statements. Prior to the spin-off on October 1, 2015, the Company’s operations were included in Blackstone’s results as they were historically managed as part of Blackstone, in conformity with GAAP. For periods prior to October 1, 2015, the accompanying condensed consolidated and combined financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Blackstone. Prior to October 1, 2015, the condensed consolidated and combined financial statements included certain assets that were historically held at the Blackstone corporate level but were specifically identifiable or otherwise attributable to these financial statements, primarily goodwill and intangible assets. Additionally prior to October 1, 2015, Blackstone’s net investment in PJT Partners is shown as Former Parent Company Investment in lieu of Stockholders’ Equity in the condensed consolidated and combined financial statements.

All intercompany transactions have been eliminated for all periods presented.

The Condensed Consolidated and Combined Statements of Operations reflect intercompany expense allocations made to the Company by Blackstone for certain corporate functions and for shared services provided by Blackstone prior to October 1, 2015. Where possible, these allocations were made on a specific identification basis and, in other cases, these expenses were allocated by Blackstone based on a pro rata basis of headcount, usage or some other basis depending on the nature of the allocated cost. Expenses without a specific consumption based indicator were allocated based on revenues adjusted for factors such as the size and complexity of the business. See Note 10. “Transactions with Related Parties” for further information on expenses allocated by Blackstone.

Both the Company and Blackstone consider the basis on which the expenses were previously allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented prior to October 1, 2015. The allocations may not, however, reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if PJT Partners had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the spin-off, the Company has been performing these functions using its own resources or purchased services. For an interim period, however, some of these functions may continue to be provided by Blackstone, pursuant to a transition services agreement for a period of 24 months with the option for Blackstone or the Company to terminate any given service with 60 days’ notice. See Note 10. “Transactions with Related Parties” for further information on services provided by Blackstone to the Company for the three and six months ended June 30, 2016.

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the second quarter of 2016, a misstatement was identified in the accounting for certain partnership interests in PJT Partners Holdings LP, which resulted in a reclassification from Redeemable Non-Controlling Interests to Retained Deficit and Additional Paid-In Capital. In accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the misstatement from quantitative and qualitative perspectives, and concluded that it was immaterial to the prior periods. Consequently, the Company revised the historical consolidated financial information presented herein. The immaterial restatement resulted in a reduction in Retained Deficit and an increase in Additional Paid-In Capital of $99.8 million and $43.1 million, respectively, and a decrease in Redeemable Non-Controlling Interests of $142.9 million in the Company’s Condensed Consolidated and Combined Statements of Financial Condition and Statements of Changes in Equity as of December 31, 2015. This immaterial restatement had no impact in the Company’s Condensed Consolidated and Combined Statements of Operations and Statements of Cash Flows.

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

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and determining the transaction price and amounts allocated to performance obligations. Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract. As originally proposed, the guidance was effective prospectively for annual periods beginning after December 15, 2016 including interim periods within that reporting period. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective for annual reporting periods beginning after December 31, 2017, with early adoption permitted for annual periods beginning

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

after December 15, 2016. The Company is currently evaluating the impact of the new guidance and the method of adoption on the condensed consolidated and combined financial statements.

In September 2015, the FASB issued guidance on measurement-period adjustments with respect to business combinations. The amendments apply to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. An entity is now required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, not on a retrospective basis as previously required. The amendments apply prospectively to adjustments to provisional amounts that occur in fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated and combined financial statements.

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

In March 2016, the FASB issued amendments to the guidance on employee share-based payment accounting intended to improve the accounting for employee share-based payments. This amended guidance simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt the new guidance in the second quarter of fiscal year 2016, which requires the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of the adoption was the recognition of excess tax benefits in the Company’s Provision for Taxes rather than Additional Paid-In Capital for all periods in the year ended December 31, 2016. As no excess tax benefits were previously recognized during the three months ended March 31, 2016, no adjustments are required to show the impact to the previously reported amounts in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016. Additionally, there were no previously unrecognized excess tax benefits. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively and prior periods have been adjusted to remove the amounts of excess tax benefits presented in operating and financing activities in the Condensed Consolidated and Combined Statements of Cash Flows. Such prior period adjustment was immaterial. Additionally, the Company has retrospectively included in financing activities on the Condensed Consolidated and Combined Statements of Cash Flows amounts for employee taxes paid in instances when the Company withheld shares for tax withholding purposes. The Company has elected to maintain its current accounting policy of estimating forfeitures in its computation of equity-based compensation expense. Upon the adoption of this guidance, the Company excluded the estimated impact of excess tax benefits and tax deficiencies from the calculation of assumed proceeds for determining diluted net income (loss) per share using the treasury stock method. There was no impact on net loss per share of Class A common stock.

In June 2016, the FASB issued guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact the adoption of this guidance will have on its condensed consolidated and combined financial statements.

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

The following table summarizes the estimated allocation of the purchase price for PJT Capital LP at the acquisition date as well as measurement period adjustments to date:

	December 31, 2015	Measurement Period Adjustments	June 30, 2016
Assets
Cash	$12,653	$—	$12,653
Accounts Receivable	1,170	—	1,170
Furniture, Equipment and Leasehold Improvements	334	—	334
Other Assets	362	—	362
Intangible Assets	13,300	—	13,300
Deferred Tax Assets	—	3,483	3,483
Goodwill	6,896	(3,483)	3,413
	34,715	—	34,715
Liabilities
Accrued Compensation and Benefits	29,424	—	29,424
Accounts Payable, Accrued Expenses and Other Liabilities	4,626	—	4,626
Taxes Payable	665	—	665
	34,715	—	34,715
Net Assets Acquired	$—	$—	$—

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Condensed Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2016 include the results of PJT Capital LP. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2014 is as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total Revenues	$92,667	$174,994
Income (Loss) Before Provision for Taxes	$4,311	$(11,989)
Net Income (Loss)	$4,761	$(13,098)

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

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable are long-term receivables of $64.9 million and $62.6 million as of June 30, 2016 and December 31, 2015, respectively, related to placement fees that are generally paid in installments over a period of three to four years. There were no long-term receivables with affiliates as of June 30, 2016 or December 31, 2015. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Long-term receivables which were more than 90 days past due as of June 30, 2016 and December 31, 2015 were $2.7 million and $2.2 million, respectively.

Changes in the allowance for doubtful accounts related to long-term receivables are presented below:

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2016	2015
Balance, Beginning of Period	$—	$392
Bad Debt Expense (Recovery)	625	(392)
Balance, End of Period	$625	$—

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

Balance, December 31, 2015	$75,769
Purchase Accounting Adjustment (a)	(3,483)
Balance, June 30, 2016	$72,286

(a)	During the three months ended March 31, 2016, the Company recorded $3.5 million of purchase accounting adjustments related to the acquisition of PJT Capital LP.

There have been no indicators of goodwill impairment since the Company’s most recent annual assessment.

Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2016	2015
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Client Backlog	7,600	7,600
Trade Name	5,700	5,700
Client Mandates and Other	1,372	1,483
Accumulated Amortization	(23,134)	(17,613)
Intangible Assets, Net	$18,014	$23,646

Amortization expense was $2.8 million and $5.6 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2015, respectively.

Amortization of Intangible Assets held at June 30, 2016 is expected to be $9.0 million for the year ending December 31, 2016 and $2.3 million for each of the years ending December 31, 2017, 2018, 2019 and 2020. The intangible assets as of June 30, 2016 are expected to amortize over a weighted-average period of 8.2 years.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30,	December 31,
	2016	2015
Office Equipment	$1,898	$1,873
Leasehold Improvements	30,299	23,330
Furniture and Fixtures	9,979	9,119
Accumulated Depreciation	(5,129)	(2,832)
Furniture, Equipment and Leasehold Improvements, Net	$37,047	$31,490

Depreciation expense was $1.2 million and $2.3 million for the three and six months ended June 30, 2016, respectively. Depreciation expense, including allocations from the former Parent, was $0.8 million and $1.7 million for the three and six months ended June 30, 2015, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.	INCOME TAXES

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

The Company’s effective tax rate was 54.0% and 56.3% for the three and six months ended June 30, 2016, respectively, and -9.1% and -9.5% for the three and six months ended June 30, 2015. The Company’s income tax benefit was $5.5 million and $4.2 million for the three and six months ended June 30, 2016, respectively, and the income tax provision was $0.6 million and $2.0 million for the three and six months ended June 30, 2015, respectively.

The Company’s effective tax rate for the three and six months ended June 30, 2016 was largely attributable to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City Unincorporated Business Tax (“UBT”) and to certain compensation charges that are not deductible for tax purposes.

The Company’s effective tax rate for the three and six months ended June 30, 2015 was largely attributable to foreign income tax, New York City UBT and to certain compensation charges that are not deductible for tax purposes.

As of June 30, 2016, the Company had no unrecognized tax benefits.

8.	NET LOSS PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net loss per share of Class A common stock for the three and six months ended June 30, 2016 is presented below:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Numerator:
Net Loss	$(4,716)	$(3,285)
Net Loss Attributable to Redeemable Non-Controlling Interests	(4,393)	(3,217)
Net Loss Attributable to PJT Partners Inc.	$(323)	$(68)
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,264,742	18,263,365
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(0.02)	$(0.00)

The allocation of income (loss) between holders of shares of Class A common stock and the Redeemable Non-Controlling Interests began following the spin-off on October 1, 2015.

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 34,325,781 and 34,355,325 for the three and six months ended June 30, 2016, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and six months ended June 30, 2016, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the three and six months ended June 30, 2016, unvested restricted stock units (“RSUs”), participating RSUs and Partnership Units were all determined to be anti-dilutive and excluded from the calculation of net loss per share of Class A common stock. The following amounts would have been included in this calculation if their effect were dilutive for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Weighted-Average Unvested RSUs	1,754,382	1,646,233
Weighted-Average Participating RSUs	754,174	772,005
Weighted-Average Partnership Units	16,061,039	16,091,960

9.	EQUITY-BASED COMPENSATION

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

Further information regarding equity-based compensation awards granted in connection with the spin-off is described in Note 10. “Equity-Based Compensation” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table represents stock-based compensation expense and related income tax benefits for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-Based Compensation Expense	$21,567	$15,240	$42,185	$40,499
Income Tax Benefit	$4,328	$50	$8,463	$96

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

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the Company’s spin-off from Blackstone, annual compensation process and ongoing hiring process, the Company has issued shares of RSUs, which generally vest over a service life of two to five years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting or does not meet the requisite service requirement.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of June 30, 2016 and of changes during the period January 1, 2016 through June 30, 2016 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2015	5,344,573	$20.98	554,850	$23.73
Granted	616,448	27.22	—	—
Vested	1,584	25.00	—	—
Forfeited	(217,153)	23.78	—	—
Dividends Reinvested on Participating RSUs	(9,311)	24.20	(3,053)	31.16
Balance, June 30, 2016	5,736,141	$21.54	551,797	$23.68

As of June 30, 2016, there was $90.2 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 16.7% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Partnership Units

In connection with the spin-off on October 1, 2015, Blackstone underwent an internal reorganization, pursuant to which the operations that had historically constituted Blackstone’s Financial Advisory reporting segment, other than Blackstone’s capital markets services business, were contributed to PJT Partners Holdings LP, a newly-formed holding partnership that became controlled by PJT Partners Inc., as general partner. In the internal reorganization, the limited partners of the holding partnerships that owned Blackstone’s operating subsidiaries and certain individuals engaged in the Company’s business received Class A common stock of PJT Partners Inc., as well as Partnership Units that, subject to certain terms and conditions, are redeemable at the option of the holder for cash, or, at PJT Partners Holdings LP’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of five years.

A summary of the status of the Company’s unvested Partnership Units as of June 30, 2016 and of changes during the period January 1, 2016 through June 30, 2016 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2015	5,315,000	$21.00
Granted	120,228	28.29
Forfeited	(63,871)	28.29
Balance, June 30, 2016	5,371,357	$21.08

As of June 30, 2016, there was $82.5 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 5.5% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 2.6 years.

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

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of June 30, 2016 and of changes during the period January 1, 2016 through June 30, 2016 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2015	6,530,048	$5.72
Forfeited	(26,584)	5.72
Balance, June 30, 2016	6,503,464	$5.72

As of June 30, 2016, there was $26.0 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 5.5% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 2.9 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2016, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	10,446,213	2.8
Restricted Stock Units	5,684,116	1.7
Total Equity-Based Awards	16,130,329	2.4

10.	TRANSACTIONS WITH RELATED PARTIES

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

During the six months ended June 30, 2016, the Company recorded $0.3 million related to certain professional fees payable to Blackstone. No such fees were recorded during the three months ended June 30, 2016. As of June 30, 2016, the Company had amounts payable to Blackstone for such expenses of $0.3 million.

Certain purchases of furniture, equipment and leasehold improvements were paid by Blackstone on the Company’s behalf. The Company had amounts payable to Blackstone for such costs of $5.5 million and $4.0 million as of June 30, 2016 and December 31, 2015, respectively, which is offset by certain amounts that Blackstone has agreed to pay pursuant to the spin-off.

On December 31, 2015, a client remitted a $4.5 million payment to Blackstone in settlement of an accounts receivable balance instead of the Company. Blackstone subsequently wired such amount to the Company on January 4, 2016. As of December 31, 2015, such amount was included in Accounts Receivable in the Condensed Consolidated and Combined Statements of Financial Condition.

Revenues Earned from Affiliates

There were no Advisory Fees earned from affiliates for the three and six months ended June 30, 2016. Advisory Fees earned from affiliates totaled $1.0 million and $3.4 million for the three and six months ended June 30, 2015, respectively, representing 2.1% and 3.2% of total Advisory Fees, respectively. There were no Placement Fees earned from affiliates for the three and six months ended June 30, 2016. Placement Fees earned from affiliates totaled $10.3 million and $11.4 million for the three and six months ended June 30, 2015, respectively, representing 40.9% and 23.5% of total Placement Fees, respectively. These fees were earned in the ordinary course of business.

There was no Interest Income earned from affiliates for the three and six months ended June 30, 2016. Interest Income earned from affiliates totaled $0.1 million for the three and six months ended June 30, 2015.

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

Agreements with Blackstone

Transition Services Agreement

In connection with the spin-off, the Company entered into a Transition Services Agreement with Blackstone under which Blackstone or its respective affiliates may provide the Company with certain services for a period of up to 24 months from the date of the spin-off (subject to the earlier termination of the agreement or any or all of the services provided thereunder in the circumstances set forth therein) to help ensure an orderly transition for each of the Company and Blackstone following the distribution. Pursuant to the Transition Services Agreement, Blackstone agreed to provide the Company certain finance, information technology, human resources and compensation, facilities, legal and compliance, external relations and public company services. The Company pays Blackstone for any such services at agreed amounts as set forth in the Transition Services Agreement. In addition, from time to time during the term of the agreement, the Company and Blackstone may mutually agree on additional services to be provided by Blackstone to the Company at pricing based on market rates that are reasonably agreed by the parties.

The Company had amounts payable to Blackstone with respect to the Transition Services Agreement of $0.1 million and $0.5 million as of June 30, 2016 and December 31, 2015, respectively.

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offsetting credit to equity in the Condensed Consolidated and Combined Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.7 million and $1.3 million as of June 30, 2016 and December 31, 2015, respectively.

Tax Matters Agreement

The Company entered into a Tax Matters Agreement with Blackstone that governs the respective rights, responsibilities and obligations of the Company and Blackstone after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. The Company has joint and several liability with Blackstone to the Internal Revenue Service (“IRS”) for the consolidated U.S. federal income taxes of the Blackstone consolidated group relating to the taxable periods in which the Company was part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which the Company bears responsibility, and Blackstone agrees to indemnify the Company against any amounts for which the Company is not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

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

Aircraft Lease

On occasion, certain of the Company’s executive officers, employees and their families may make use of aircraft in which the Company owns a fractional interest (the “Aircraft”). Any such personal use of the Aircraft is charged to the executive officer or employee based on market rates and usage. The amount is not material to the condensed consolidated and combined financial statements.

11.	COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2016, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense was $6.3 million and $12.5 million for the three and six months ended June 30, 2016, respectively. Total rent expense, including allocations from the former Parent, was $8.3 million and $13.2 million for the three and six months ended June 30, 2015, respectively. Rent expense is included in Occupancy and Related in the Condensed Consolidated and Combined Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

As of June 30, 2016, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.9 million and as of December 31, 2015, the Company’s former Parent maintained an irrevocable standby letter of credit of $5.5 million.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Capital lease obligations recorded are payable through 2021 at a weighted-average interest rate of 2.3%. The net book value of all assets recorded under capital leases aggregated $0.4 million as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2016	$52	$11,465
2017	102	23,083
2018	102	20,919
2019	102	20,361
2020	79	19,387
Thereafter	4	128,331
Total Minimum Lease Payments	441	223,546
Less: Amount Representing Interest	21
Capital Lease Obligation	$420
Less: Sublease Proceeds		18,385
Net Minimum Lease Payments		$205,161

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

As previously disclosed, the Company terminated Andrew Caspersen on March 28, 2016 after learning of a number of unauthorized and unlawful transactions outside the scope of his employment with Park Hill. Based on the Company’s current assessment related to this matter, the Company has recorded an expense of $8.9 million, which represents the amount that is considered to be probable and reasonably estimable. The Company has also assessed that it is probable that it will receive $5.6 million in related insurance reimbursement, which has also been recorded in the financial statements. Such expense and related insurance reimbursement were recorded during the three months ended March 31, 2016.

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

12.	EMPLOYEE BENEFIT PLANS

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.1 million and $0.4 million for the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, which are included in Compensation and Benefits in the Condensed Consolidated and Combined Statements of Operations.

13.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $33.3 million and $10.3 million as of June 30, 2016 and December 31, 2015, respectively, which exceeded the minimum net capital requirement by $32.6 million and $9.3 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $13.9 million and $19.0 million as of June 30, 2016 and December 31, 2015, respectively, which exceeded the minimum net capital requirement by $13.7 million and $18.8 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of June 30, 2016 and December 31, 2015, both of these entities were in compliance with local capital adequacy requirements.

14.	BUSINESS INFORMATION

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

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the Company taken as a whole, not by geographic region. The following tables set forth the geographical distribution of revenues and assets based on the location of the office that generates the revenues or holds the assets and therefore may not be reflective of the geography in which the Company’s clients are located.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Domestic	$85,651	$69,114	$197,762	$143,412
International	3,633	3,355	6,826	11,382
Total	$89,284	$72,469	$204,588	$154,794

	June 30,	December 31,
	2016	2015
Assets
Domestic	$472,043	$444,040
International	43,343	23,212
Total	$515,386	$467,252

The Company is not subject to any material concentrations with respect to its revenues for the three and six months ended June 30, 2016 and 2015, or credit risk with respect to its accounts receivable as of June 30, 2016 and December 31, 2015.

15.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on September 21, 2016 to Class A common stockholders of record on September 7, 2016.

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

Spin-off from Blackstone

On October 1, 2015, in connection with the spin-off, several transactions took place which impacted the Company’s condensed consolidated and combined financial statements.

See Note 3. “Reorganization and Spin-off” and Note 11. “Stockholders’ Equity” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business which is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A activity for the first half of 2016 decreased 19% from comparable 2015 levels.1 The recent uncertainty and volatility in the global markets has the potential to moderate those volumes. However, given the accelerating pace of transformation and innovation affecting industries and companies around the globe, we expect corporate boards and management teams will continue to use M&A as a tool for growth.

Restructuring activity remains high, particularly in commodities driven sectors in the U.S. After an extended period of relatively low default rates, high-yield default rates have increased in the energy and metals and mining sectors.

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

On June 23, 2016, the United Kingdom (“U.K.”) voted to leave the European Union, commonly referred to as “Brexit.” The full impact of Brexit remains uncertain, and it is likely to take a significant period of time before the future terms of the U.K.’s relationship with the European Union are determined. Circumstances relating to Brexit have the potential to impact particular client transactions as well as the Company’s decisions around our organization and/or operations.

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

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for First Half 2016, based on figures extracted from Thomson Reuters databases as of June 30, 2016.

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

Revenues from Affiliates – For periods presented prior to October 1, 2015, we reported revenues received from services provided to portfolio companies owned or controlled by Blackstone as well as funds managed by Blackstone as Revenues from Affiliates in our Condensed Consolidated and Combined Statements of Operations. There were no revenues earned from affiliates for the three and six months ended June 30, 2016. Advisory Fees from such assignments were 2.1% and 3.2% of our Advisory Fees for the three and six months ended June 30, 2015, respectively. Placement Fees from such assignments were 40.9% and 23.5% of our Placement Fees for the three and six months ended June 30, 2015, respectively.

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

Income Taxes – The Company is a corporation subject to U.S. federal, state and local income taxes in jurisdictions where it does business. The Company’s businesses generally operate as partnerships for U.S. federal and state purposes and as corporate entities in non-U.S. jurisdictions. In the U.S. federal and state jurisdictions, taxes related to income earned by these entities generally represent obligations of the individual members and partners. Prior to October 1, 2015, these taxes were not reflected in the Company’s condensed consolidated and combined financial statements.

The operating entities have generally been subject to New York City Unincorporated Business Tax (“UBT”) and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable. These taxes have been reflected in the Company’s condensed consolidated and combined financial statements.

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

Condensed Consolidated and Combined Results of Operations

The following table sets forth our condensed consolidated and combined results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$59,078	$46,592	27%	$140,632	$105,266	34%
Placement Fees	28,652	25,189	14%	60,603	48,323	25%
Interest Income and Other	1,554	688	126%	3,353	1,205	178%
Total Revenues	89,284	72,469	23%	204,588	154,794	32%
Expenses
Compensation and Benefits	71,964	60,125	20%	160,135	139,760	15%
Occupancy and Related	6,622	8,762	-24%	13,040	14,044	-7%
Travel and Related	2,802	3,055	-8%	5,547	6,359	-13%
Professional Fees	6,691	3,007	123%	10,187	5,536	84%
Communications and Information Services	2,647	1,761	50%	4,700	3,167	48%
Depreciation and Amortization	4,025	1,508	167%	7,926	3,035	161%
Other Expenses	4,788	690	594%	10,575	4,021	163%
Total Expenses	99,539	78,908	26%	212,110	175,922	21%
Loss Before Provision (Benefit) for Taxes	(10,255)	(6,439)	-59%	(7,522)	(21,128)	64%
Provision (Benefit) for Taxes	(5,539)	584	N/M	(4,237)	2,002	N/M
Net Loss	(4,716)	$(7,023)	33%	(3,285)	$(23,130)	86%
Net Loss Attributable to Redeemable Non-Controlling Interests	(4,393)			(3,217)
Net Loss Attributable to PJT Partners Inc.	$(323)			$(68)

N/M	Not meaningful.

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

We have incurred certain costs during the transition to being a stand-alone public company. These costs have included, for example, additional accounting, tax and other professional costs pertaining to the spin-off and establishment of PJT Partners as a stand-alone public company, recruiting and relocation costs associated with hiring personnel, costs related to establishing our brand in the marketplace and costs to build out our corporate infrastructure. The results of operations for the three and six months ended June 30, 2016 reflect these additional costs.

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Advisory Fees
Number of Clients	66	57	94	86
Number of Fee-Paying Clients with $1 Million or More	13	10	37	32
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	1	2	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	12.7%	28.0%	N/A	N/A

Placement Fees
Number of Clients	46	39	56	44
Number of Fee-Paying Clients with $1 Million or More	9	7	16	16
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	2	2	1	1
Percentage of Such Clients’ Fees of Total Placement Fees	33.0%	34.7%	12.5%	10.3%

Total Revenues were $89.3 million for the three months ended June 30, 2016, an increase of $16.8 million compared with Total Revenues for the three months ended June 30, 2015 of $72.5 million. The increase in Total Revenues was primarily attributable to increases of $12.5 million in Advisory Fees and $3.5 million in Placement Fees. The increase in Advisory Fees was primarily driven by an increase in strategic advisory activity, resulting in an increase in the number of transactions that closed during the quarter. The increase in Placement Fees was primarily due to an increase in the number of fund placement transactions that closed during the quarter.

Total Revenues were $204.6 million for the six months ended June 30, 2016, an increase of $49.8 million compared with Total Revenues for the six months ended June 30, 2015 of $154.8 million. The increase in Total Revenues was primarily attributable to increases of $35.4 million in Advisory Fees and $12.3 million in Placement Fees. The increase in Advisory Fees was primarily driven by an increase in restructuring activity, particularly in the first quarter, resulting in an increase in the number and size of transactions that closed during the six months ended June 30, 2016. The increase in Placement Fees was primarily due to an increase in the number and size of fund placement transactions that closed during the six months ended June 30, 2016.

Expenses

Expenses were $99.5 million for the three months ended June 30, 2016, an increase of $20.6 million compared with $78.9 million for the three months ended June 30, 2015. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Other Expenses, Professional Fees and Depreciation and Amortization of $11.8 million, $4.1 million, $3.7 million and $2.5 million, respectively. These increases were partially offset by a decrease of $2.1 million in Occupancy and Related Expenses. The increase in Compensation and Benefits was primarily related to an increase in revenues compared with the three months ended June 30, 2015. The increase in Other Expenses primarily related to an increase in bad debt expense in the second quarter of 2016 while the second quarter of 2015 included bad debt recovery, as well as increased costs associated with the Company’s operation as a stand-alone public company since October 1, 2015. The increase in Professional Fees was primarily related to additional costs incurred related to the Caspersen matter. The increase in Depreciation and Amortization was primarily related to amortization expense related to intangible assets identified in connection with the acquisition of PJT Capital LP on October 1, 2015. The decrease in Occupancy and Related Expense was primarily related to the reflection of rent expense in the three months ended June 30, 2015 for both current and previous office locations during the period of transition.

Expenses were $212.1 million for the six months ended June 30, 2016, an increase of $36.2 million compared with $175.9 million for the six months ended June 30, 2015. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Other Expenses, Depreciation and Amortization and Professional Fees of $20.4 million, $6.6 million, $4.9 million and $4.7 million, respectively. The increase in Compensation and Benefits was primarily related to an increase in revenues compared with the six months ended June 30, 2015. The increase in Other Expenses was primarily related to the accrual associated with the Caspersen matter that was recorded in the first quarter of 2016, the bad debt expense in the second quarter of 2016 versus the bad debt recovery in the second quarter of 2015 and the reflection of increased costs associated with the Company’s operation as a stand-alone public company since October 1, 2015. The increase in Depreciation and Amortization was primarily related to amortization expense related to intangible assets identified in connection with the acquisition of PJT Capital LP on October 1, 2015. The increase in Professional Fees was primarily related to costs incurred related to the Caspersen matter.

Provision (Benefit) for Taxes

The Company’s Benefit for Taxes for the three months ended June 30, 2016 was $5.5 million, which represents an annualized effective tax rate of 54.0% on a pretax loss of $10.3 million. The Company’s Provision for Taxes for the three months ended June 30, 2015 was $0.6 million, which represents an annualized effective tax rate of -9.1% on a pretax loss of $6.4 million.

The Company’s Benefit for Taxes for the six months ended June 30, 2016 was $4.2 million, which represents an annualized effective tax rate of 56.3% on a pretax loss of $7.5 million. The Company’s Provision for Taxes for the six months ended June 30, 2015 was $2.0 million, which represents an annualized effective tax rate of -9.5% on a pretax loss of $21.1 million.

The Company’s effective tax rate for the three and six months ended June 30, 2016 was largely attributable to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City UBT and to certain compensation charges that are not deductible for tax purposes.

The Company’s effective tax rate for the three and six months ended June 30, 2015 was largely attributable to foreign income tax, New York City UBT and to certain compensation charges that are not deductible for tax purposes.

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

Our assets have historically comprised cash and receivables earned from strategic advisory and placement fees. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses and taxes payable. Prior to the spin-off on October 1, 2015, intercompany amounts due to Blackstone were typically settled monthly, which included settlements of accruals for forecast year-end incentive compensation. Blackstone retained and paid the accrual for year-end incentive compensation in respect of amounts recorded at September 30, 2015. Incentive compensation recorded during the fourth quarter of 2015 and going forward is recorded and paid by us. We expect to pay a significant amount of incentive compensation late each year or during the first two months of each calendar year with respect to the prior year’s results. A significant portion of annual compensation is awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

Additionally, in connection with the spin-off, we entered into a credit facility with First Republic Bank to provide a $60 million revolving credit facility, with the ability to increase the credit facility up to $80 million during the period beginning December 1 each year through March 1 the following year, so long as no event of default has occurred and is continuing or would be caused by exercising such option. The revolving credit facility is further described in Note 11. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. As of June 30, 2016 and December 31, 2015, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

We evaluate our cash needs on a regular basis in light of current market conditions. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $103.2 million and $82.3 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of June 30, 2016 and December 31, 2015, total accounts receivable were $184.6 million and $169.6 million, respectively, net of allowance for doubtful accounts of $2.2 million and $0.9 million, respectively. As of June 30, 2016 and December 31, 2015, $64.9 million and $62.6 million, respectively, of receivables attributable to our private fund advisory and placement business were expected to be collected at or more than one year from each date.

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

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 13. “Regulated Entities” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, restructuring and special situations and private fund advisory and placement services. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Our activities may also be subject to regulation, including regulatory capital requirements, by various other foreign jurisdictions and self-regulatory organizations.

We do not anticipate that compliance with any and all such requirements will materially adversely impact the availability of funds for domestic and parent-level purposes.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015. There have not been any material changes to the Company’s contractual obligations since December 31, 2015.

Commitments and Contingencies

As also discussed in Note 11. “Commitments and Contingencies—Litigation” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing, the Company recorded an expense of $8.9 million related to the Caspersen matter, which represents the amount that is considered to be probable and reasonably estimable. We have also assessed that it is probable that the Company will receive $5.6 million in related insurance reimbursement, which has also been recorded in the financial statements.

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

See Notes 7, 9, 11 and 12 in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity compensation plans, commitments and employee benefit plans, respectively.

Tax Receivable Agreement

For a discussion of the tax receivable agreement, refer to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015. The tax receivable agreement pertains to exchanges by holders of Partnership Units in PJT Partners Holdings LP and such exchanges may not occur prior to October 1, 2016.

Indemnifications

We enter into contracts, including contracts with Blackstone relating to the spin-off, that contain a variety of indemnifications. Our maximum exposure under these arrangements is not known. However, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2015. A discussion of critical accounting policies is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no significant changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

The Company is not involved with any off-balance sheet arrangements that are not elsewhere reflected in our condensed consolidated and combined financial statements.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on the Company can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Emerging Growth Company Implications

Information regarding our emerging growth company status and implications can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk can be found in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposures to market risk have not changed materially since December 31, 2015.

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

From time to time, the Company and its affiliates may be subject to legal proceedings and claims in the ordinary course of business. In addition, government agencies and self-regulatory organizations in countries in which we conduct business, conduct periodic examinations and initiate administrative proceedings regarding the Company’s and its affiliates’ business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. It is our policy to cooperate fully with such governmental requests, examinations and administrative proceedings. In view of the inherent difficulty of determining whether any loss in connection with any such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

On April 15, 2016, Plaintiff Gregory G. Barrett filed in the Southern District of New York a putative class action for violation of the federal securities laws against defendants PJT Partners Inc. and Andrew W. W. Caspersen in an action styled Gregory G. Barrett v. PJT Partners Inc. and Andrew W. W. Caspersen, No. 1:16-cv-02841-VEC (S.D.N.Y.). Generally, the complaint alleges that PJT Partners Inc. made misstatements about its business, operational and compliance policies and its compliance and fraud-prevention controls. These alleged misstatements allegedly caused members of the putative class, investors who purchased PJT Partners common stock during the class period, November 12, 2015 to March 28, 2016, to pay an inflated price for PJT Partners common stock. The complaint alleges claims under section 10(b) and Rule 10b-5 of the Exchange Act against PJT Partners Inc. and Caspersen, and under 20(a) of the Exchange Act against Caspersen. On June 14, 2016, plaintiff Gregory G. Barrett filed a motion for appointment as lead plaintiff and for approval of Pomerantz LLP as lead counsel. No opposition to the motion was filed, and it is still pending. We believe that this shareholder action is without merit and will defend it vigorously.

On May 11, 2016, Plaintiff Eugene Stricker, derivatively on behalf of nominal defendant PJT Partners Inc., filed in the Southern District of New York (No. 1:16-cv-03521) an action for breach of fiduciary duty, gross mismanagement and contribution under sections 10(b) and 21(D) of the Exchange Act against Andrew W. W. Caspersen; our Chairman and Chief Executive Officer, Paul J. Taubman; our Chief Financial Officer, Helen T. Meates; and our Directors Kenneth C. Whitney, Dennis S. Hersch, Thomas M. Ryan and Emily K. Rafferty. Generally, the complaint alleged that the defendants breached their fiduciary duties by allegedly causing PJT Partners to make false and/or misleading statements or omissions regarding its compliance and fraud-prevention controls, allegedly causing PJT’s public statements to be materially false and misleading. In addition, the complaint alleged that Mr. Whitney, Mr. Hersch and Ms. Rafferty failed appropriately to carry out their duties as members of the Audit Committee. On June 28, 2016, plaintiff voluntarily dismissed the complaint without prejudice.

ITEM 1A.	RISK FACTORS

Except for the risk factor set forth below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Uncertainty regarding the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business.

We have a presence in European Union countries, including the United Kingdom (“U.K.”). On June 23, 2016, the U.K. voted in favor of a referendum to leave the European Union. At the time that the U.K. ultimately leaves the European Union, the commercial, regulatory and legal environment that would exist, and to which our U.K. operations would be subject, would be impacted by the nature of arrangements that are yet to be determined between the U.K. and the European Union. These arrangements are difficult to predict, and uncertainty regarding their outcome may continue for a significant period of time. We currently do not expect that any of the potential arrangements that are likely to be agreed would have a material adverse impact on our business. These potential arrangements may, however, result in certain changes in the way that we conduct our businesses, which could result in increased costs. Our U.K. entity, PJT Partners (UK) Limited, primarily services European-domiciled clients. Adverse conditions arising from a U.K. exit from the European Union could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise. A U.K. exit from the European Union could also cause PJT Partners (UK) Limited to lose its European Union financial services passport license, which allows it to operate, on a cross-border and off-shore basis, into all European Union countries without obtaining regulatory approval outside of the U.K., which would increase our legal, compliance and operational costs. In addition, the result of the referendum and the uncertainty it produced has impacted geopolitical perspectives and macroeconomic factors including interest rates, foreign currency exchange rates and equity markets, and it has increased volatility in many of the markets in which we operate. If these conditions continue or if current conditions worsen, our advisory business may be adversely affected, which may materially impact our financial position and results of operations. See “Part I. Item 1A. Risk Factors—Changing market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our business, which could materially reduce our revenue” in our Annual Report on Form 10-K for the year ended December 31, 2015.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our subsequently filed Quarterly Reports on Form 10‑Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended June 30, 2016.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the second quarter of 2016 and plans to regularly pay quarterly dividends.

Refer to “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further disclosure of the Company’s dividend policy.

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

10.1+	Form of Restricted Stock Unit Award Agreement.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan or arrangement

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

Date: August 11, 2016

PJT Partners Inc.

By:	/s/ Paul J. Taubman
Name:	Paul J. Taubman
Title:	Chief Executive Officer

By:	/s/ Helen T. Meates
Name:	Helen T. Meates
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)