Form 10-Q
period 2016-09-30
PJT Partners Inc.
filed 2016-11-10
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 1, 2016, there were 18,003,272 shares of Class A common stock, par value $0.01 per share, and 305 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2016	2015
Assets
Cash and Cash Equivalents	$156,899	$82,322
Restricted Cash	—	827
Accounts Receivable (net of allowance for doubtful accounts of $3,300 and $862 at September 30, 2016 and December 31, 2015, respectively)	182,082	169,590
Intangible Assets, Net	15,387	23,646
Goodwill	72,286	75,769
Furniture, Equipment and Leasehold Improvements, Net	39,533	31,490
Other Assets	18,172	14,920
Deferred Tax Assets	75,440	68,688
Total Assets	$559,799	$467,252

Liabilities, Redeemable Non-Controlling Interests and Equity
Accrued Compensation and Benefits	$123,311	$81,221
Accounts Payable, Accrued Expenses and Other Liabilities	23,736	29,533
Deferred Rent Liability	16,729	12,414
Taxes Payable	1,179	1,672
Deferred Revenue	5,155	477
Total Liabilities	170,110	125,317

Commitments and Contingencies

Redeemable Non-Controlling Interests	392,018	309,855

Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 18,002,838 issued and outstanding at September 30, 2016; 17,966,456 issued and outstanding at December 31, 2015)	180	180
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 303 issued and outstanding at September 30, 2016; 300 issued and outstanding at December 31, 2015)	—	—
Additional Paid-In Capital	20,992	43,132
Retained Deficit	(23,759)	(11,184)
Accumulated Other Comprehensive Income (Loss)	258	(48)
Total Equity	(2,329)	32,080
Total Liabilities, Redeemable Non-Controlling Interests and Equity	$559,799	$467,252

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Advisory Fees	$100,728	$116,205	$241,360	$221,471
Placement Fees	18,327	27,776	78,930	76,099
Interest Income and Other	2,291	3,341	5,644	4,546
Total Revenues	121,346	147,322	325,934	302,116
Expenses
Compensation and Benefits	95,841	67,060	255,976	206,820
Occupancy and Related	6,481	10,539	19,521	24,583
Travel and Related	3,208	4,029	8,755	10,388
Professional Fees	3,983	8,744	14,170	14,280
Communications and Information Services	1,970	2,824	6,670	5,991
Depreciation and Amortization	4,004	7,810	11,930	10,845
Other Expenses	7,819	2,455	18,394	6,476
Total Expenses	123,306	103,461	335,416	279,383
Income (Loss) Before Provision for Taxes	(1,960)	43,861	(9,482)	22,733
Provision for Taxes	8,376	1,971	4,139	3,973
Net Income (Loss)	(10,336)	$41,890	(13,621)	$18,760
Net Loss Attributable to Redeemable Non-Controlling Interests	(625)		(3,842)
Net Loss Attributable to PJT Partners Inc.	$(9,711)		$(9,779)
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(0.53)		$(0.53)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,319,785		18,282,180
Dividends Declared Per Share of Class A Common Stock	$0.05		$0.15
Revenues Earned from Affiliates
Advisory Fees	$—	$810	$—	$4,220
Placement Fees	$—	$2,961	$—	$14,329

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income (Loss)	$(10,336)	$41,890	$(13,621)	$18,760
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(266)	(193)	306	635
Comprehensive Income (Loss)	(10,602)	$41,697	(13,315)	$19,395
Less
Comprehensive Loss Attributable to Redeemable Non-Controlling Interests	(783)		(3,667)
Comprehensive Loss Attributable to PJT Partners Inc.	$(9,819)		$(9,648)

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated	Former		Redeemable
	Class A	Class B	Class A	Class B	Additional		Other	Parent		Non-
	Common	Common	Common	Common	Paid-In	Retained	Comprehensive	Company		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Investment	Total	Interests
Balance at December 31, 2014	—	—	$—	$—	$—	$—	$1,010	$331,310	$332,320	$—
Net Income	—	—	—	—	—	—	—	18,760	18,760	—
Currency Translation Adjustment	—	—	—	—	—	—	635	—	635	—
Net Decrease in Former Parent Company Investment	—	—	—	—	—	—	—	(95,530)	(95,530)	—
Balance at September 30, 2015	—	—	$—	$—	$—	$—	$1,645	$254,540	$256,185	$—

Balance at December 31, 2015	17,966,456	300	$180	$—	$43,132	$(11,184)	$(48)	$—	$32,080	$309,855
Net Loss	—	—	—	—	—	(9,779)	—	—	(9,779)	(3,842)
Currency Translation Adjustment	—	—	—	—	—	—	306	—	306	—
Dividends	—	—	—	—	—	(2,796)	—	—	(2,796)	—
Tax Distributions	—	—	—	—	—	—	—	—	—	(5,751)
Non-Cash Contributions from Former Parent	—	—	—	—	4,061	—	—	—	4,061	—
Equity-Based Compensation	—	—	—	—	36,898	—	—	—	36,898	28,154
Forfeiture Liability for Equity Awards	—	—	—	—	759	—	—	—	759	—
Net Share Settlement	—	—	—	—	(220)	—	—	—	(220)	(36)
Issuance of Shares of Class A Common Stock	36,382	—	—	—	—	—	—	—	—	—
Issuance of Shares of Class B Common Stock	—	5	—	—	(8,403)	—	—	—	(8,403)	8,403
Forfeitures of Shares of Class B Common Stock	—	(2)	—	—	1,511	—	—	—	1,511	(1,511)
Adjustment of Redeemable Non- Controlling Interests to Redemption Value	—	—	—	—	(56,746)	—	—	—	(56,746)	56,746
Balance at September 30, 2016	18,002,838	303	$180	$—	$20,992	$(23,759)	$258	$—	$(2,329)	$392,018

See notes to condensed consolidated and combined financial statements.

PJT Partners Inc.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net Income (Loss)	$(13,621)	$18,760
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	65,082	19,562
Depreciation Expense	3,726	2,897
Amortization Expense	8,204	7,948
Bad Debt Expense (Recovery)	2,438	(740)
Foreign Currency Transaction Gains	(255)	—
Deferred Taxes	(2,995)	—
Other Non-Cash Amounts Included in Net Income (Loss)	—	(392)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(15,406)	31,836
Receivable from Affiliates	—	(5,485)
Due from Blackstone	—	34,250
Other Assets	(3,836)	(981)
Accrued Compensation and Benefits	45,156	10,654
Accounts Payable, Accrued Expenses and Other Liabilities	(519)	19,978
Deferred Rent Liability	4,823	—
Taxes Payable	(495)	13
Deferred Revenue	4,687	(866)
Net Cash Provided by Operating Activities	96,989	137,434
Investing Activities
Proceeds from Repayment of Note Issued to Employee	538	—
Purchases of Furniture, Equipment and Leasehold Improvements	(12,751)	(4,354)
Change in Restricted Cash	778	—
Net Cash Used in Investing Activities	(11,435)	(4,354)
Financing Activities
Dividends	(2,796)	—
Tax Distributions	(5,751)	—
Principal Payments on Capital Lease Obligations	(66)	—
Employee Taxes Paid for Shares Withheld for Taxes	(256)	—
Net Decrease from Former Parent Company Investment	—	(149,922)
Net Cash Used in Financing Activities	(8,869)	(149,922)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,108)	—
Net Increase (Decrease) in Cash and Cash Equivalents	74,577	(16,842)
Cash and Cash Equivalents, Beginning of Period	82,322	38,533
Cash and Cash Equivalents, End of Period	$156,899	$21,691
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, including those to Former Parent	$7,195	$3,518
Supplemental Disclosure of Significant Non-Cash Activities
Non-Cash Contributions from Former Parent	$4,061	$—

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

The spin-off, including the consummation of the acquisition of PJT Capital and the Distribution is described in Note 3. “Reorganization and Spin-off” and information regarding the Class A and Class B common stock issued in connection with the spin-off and Redeemable Non-Controlling Interests is described in Note 11. “Stockholders’ Equity” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016, there were 18,002,838 and 303 shares, respectively, of Class A common stock and Class B common stock issued and outstanding.

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2016, the non-controlling interest was 47.3%.

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

Both the Company and Blackstone consider the basis on which the expenses were previously allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented prior to October 1, 2015. The allocations may not, however, reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if PJT Partners had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the spin-off, the Company has been performing these functions using its own resources or purchased services. For an interim period, however, some of these functions may continue to be provided by Blackstone, pursuant to a transition services agreement for a period of 24 months with the option for Blackstone or the Company to terminate any given service with 60 days’ notice. See Note 10. “Transactions with Related Parties” for further information on services provided by Blackstone to the Company for the three and nine months ended September 30, 2016.

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

In September 2015, the FASB issued guidance on measurement period adjustments with respect to business combinations. The amendments apply to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. An entity is now required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, not on a retrospective basis as previously required. The amendments apply prospectively to adjustments to provisional amounts that occur in fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated and combined financial statements.

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the estimated allocation of the purchase price for PJT Capital LP at the acquisition date as well as measurement period adjustments to date:

	December 31, 2015	Measurement Period Adjustments	September 30, 2016
Assets
Cash	$12,653	$—	$12,653
Accounts Receivable	1,170	—	1,170
Furniture, Equipment and Leasehold Improvements	334	—	334
Other Assets	362	—	362
Intangible Assets	13,300	—	13,300
Deferred Tax Assets	—	3,483	3,483
Goodwill	6,896	(3,483)	3,413
	34,715	—	34,715
Liabilities
Accrued Compensation and Benefits	29,424	—	29,424
Accounts Payable, Accrued Expenses and Other Liabilities	4,626	—	4,626
Taxes Payable	665	—	665
	34,715	—	34,715
Net Assets Acquired	$—	$—	$—

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

The Condensed Consolidated and Combined Statements of Operations for the three and nine months ended September 30, 2016 include the results of PJT Capital LP. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2014 is as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total Revenues	$151,270	$326,264
Income (Loss) Before Provision for Taxes	$11,556	$(433)
Net Income (Loss)	$12,666	$(432)

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

Included in Accounts Receivable are long-term receivables of $61.1 million and $62.6 million as of September 30, 2016 and December 31, 2015, respectively, related to placement fees that are generally paid in installments over a period of three to four years. There were no long-term receivables with affiliates as of September 30, 2016 or December 31, 2015. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Long-term receivables which were more than 90 days past due as of September 30, 2016 and December 31, 2015 were $2.9 million and $2.2 million, respectively.

Changes in the allowance for doubtful accounts related to long-term receivables are presented below:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2016	2015
Balance, Beginning of Period	$—	$392
Bad Debt Expense (Recovery)	563	(392)
Balance, End of Period	$563	$—

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

Balance, December 31, 2015	$75,769
Purchase Accounting Adjustment (a)	(3,483)
Balance, September 30, 2016	$72,286

(a)	During the three months ended March 31, 2016, the Company recorded $3.5 million of purchase accounting adjustments related to the acquisition of PJT Capital LP.

There have been no indicators of goodwill impairment since the Company’s most recent annual assessment.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2016	2015
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Client Backlog	7,600	7,600
Trade Name	5,700	5,700
Client Mandates and Other	1,344	1,483
Accumulated Amortization	(25,733)	(17,613)
Intangible Assets, Net	$15,387	$23,646

Amortization expense was $2.6 million and $8.2 million for the three and nine months ended September 30, 2016, respectively, and $6.6 million and $7.9 million for the three and nine months ended September 30, 2015, respectively.

During the three and nine months ended September 30, 2015, the Company recorded an impairment charge of $6.0 million related to certain customer relationship assets established at the time of Blackstone’s initial public offering. Such charge was included in Depreciation and Amortization in the Condensed Consolidated and Combined Statements of Operations.

Amortization of intangible assets held at September 30, 2016 is expected to be $9.0 million for the year ending December 31, 2016 and $2.3 million for each of the years ending December 31, 2017, 2018, 2019 and 2020. The intangible assets as of September 30, 2016 are expected to amortize over a weighted-average period of 8.9 years.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30,	December 31,
	2016	2015
Office Equipment	$1,892	$1,873
Leasehold Improvements	32,896	23,330
Furniture and Fixtures	11,240	9,119
Accumulated Depreciation	(6,495)	(2,832)
Furniture, Equipment and Leasehold Improvements, Net	$39,533	$31,490

Depreciation expense was $1.4 million and $3.7 million for the three and nine months ended September 30, 2016, respectively. Depreciation expense, including allocations from the former Parent, was $1.2 million and $2.9 million for the three and nine months ended September 30, 2015, respectively.

7.	INCOME TAXES

The Company’s operations were included in Blackstone subsidiaries’ U.S. federal, state and foreign tax returns for taxable periods ending before the Company’s spin-off and separation from Blackstone on October 1, 2015. With respect to such taxable periods, the Company’s income taxes were calculated on a separate tax return basis. For subsequent periods, the Company is filing tax returns as a stand-alone entity, and its deferred taxes and effective tax rates differ from those of the historical periods.

The Company’s effective tax rate was -427.3% and -43.7% for the three and nine months ended September 30, 2016, respectively, and 4.5% and 17.5% for the three and nine months ended September 30, 2015.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company’s income tax provision was $8.4 million and $4.1 million for the three and nine months ended September 30, 2016, respectively, and $2.0 million and $4.0 million for the three and nine months ended September 30, 2015, respectively.

The Company’s effective tax rate for the three months ended September 30, 2016 was largely due to the use of the actual year-to-date rate as of September 30, 2016 in determining tax expense in comparison to using an annualized effective tax rate in determining tax expense for the six months ended June 30, 2016. The Company’s effective tax rate for the three and nine months ended September 30, 2016 was also attributable to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City Unincorporated Business Tax (“UBT”) and to certain compensation charges and other pretax charges that are not deductible for tax purposes. Despite a GAAP Net Loss for both the three and nine months ended September 30, 2016, the Company had taxable income as a result of the addback of permanent differences, primarily related to the amortization of equity compensation.

The Company’s effective tax rate for the three and nine months ended September 30, 2015 was largely attributable to foreign income tax, New York City UBT and to certain compensation charges that are not deductible for tax purposes.

As of September 30, 2016, the Company had no unrecognized tax benefits.

8.	NET LOSS PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net loss per share of Class A common stock for the three and nine months ended September 30, 2016 is presented below:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Numerator:
Net Loss	$(10,336)	$(13,621)
Net Loss Attributable to Redeemable Non-Controlling Interests	(625)	(3,842)
Net Loss Attributable to PJT Partners Inc.	$(9,711)	$(9,779)
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,319,785	18,282,180
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(0.53)	$(0.53)

The allocation of income (loss) between holders of shares of Class A common stock and the Redeemable Non-Controlling Interests began following the spin-off on October 1, 2015.

Class A partnership units in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 34,511,765 and 34,407,364 for the three and nine months ended September 30, 2016, respectively. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and nine months ended September 30, 2016, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the three and nine months ended September 30, 2016, unvested restricted stock units (“RSUs”), participating RSUs and Partnership Units were all determined to be anti-dilutive and excluded from the calculation of net loss per share of Class A common stock. The following amounts would have been included in this calculation if their effect were dilutive for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Weighted-Average Unvested RSUs	2,202,324	1,821,987
Weighted-Average Participating RSUs	706,257	749,963
Weighted-Average Partnership Units	16,191,980	16,125,184

9.	EQUITY-BASED COMPENSATION

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

The following table represents stock-based compensation expense and related income tax benefits for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-Based Compensation Expense	$22,897	$4,421	$65,082	$44,920
Income Tax Benefit	$2,745	$27	$7,835	$123

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of September 30, 2016 and of changes during the period January 1, 2016 through September 30, 2016 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2015	5,344,573	$20.98	554,850	$23.73
Granted	645,107	27.12	—	—
Vested	(66,715)	15.83	(111,161)	16.33
Forfeited	(225,182)	23.65	—	—
Dividends Reinvested on Participating RSUs	2,442	24.71	—	—
Balance, September 30, 2016	5,700,225	$21.63	443,689	$25.58

As of September 30, 2016, there was $80.4 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 16.7% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Partnership Units

In connection with the spin-off on October 1, 2015, Blackstone underwent an internal reorganization, pursuant to which the operations that had historically constituted Blackstone’s Financial Advisory reporting segment, other than Blackstone’s capital markets services business, were contributed to PJT Partners Holdings LP, a newly-formed holding partnership that became controlled by PJT Partners Inc., as general partner. In the internal reorganization, the limited partners of the holding partnerships that owned Blackstone’s operating subsidiaries and certain individuals engaged in the Company’s business received Class A common stock of PJT Partners Inc., as well as Partnership Units that, subject to certain terms and conditions, are redeemable at the option of the holder for cash, or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of five years.

A summary of the status of the Company’s unvested Partnership Units as of September 30, 2016 and of changes during the period January 1, 2016 through September 30, 2016 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2015	5,315,000	$21.00
Granted	320,228	26.21
Forfeited	(63,871)	28.29
Balance, September 30, 2016	5,571,357	$21.22

As of September 30, 2016, there was $82.1 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 5.5% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 2.3 years.

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

In connection with the spin-off, the Company issued 6,530,048 equity-based awards with a service condition requirement over five years with 20% vesting in the third year, 30% in the fourth year and 50% in the fifth year. The market condition requirement will be satisfied upon the publicly traded shares of Class A common stock achieving certain volume-weighted average share price targets over any consecutive 30-day trading period following the consummation of the spin-off, pro-ratably at $48, $55, $63, $71 and $79 per share of Class A common stock.

The market condition requirements must be met prior to the sixth anniversary of the consummation of the spin-off. No portion of these awards will become vested until both the service and market conditions have been satisfied.

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of September 30, 2016 and of changes during the period January 1, 2016 through September 30, 2016 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2015	6,530,048	$5.72
Forfeited	(26,584)	5.72
Balance, September 30, 2016	6,503,464	$5.72

As of September 30, 2016, there was $24.4 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 5.5% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 2.7 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2016, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	10,846,462	2.5
Restricted Stock Units	5,673,576	1.5
Total Equity-Based Awards	16,520,038	2.2

10.	TRANSACTIONS WITH RELATED PARTIES

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

Following the spin-off on October 1, 2015, Blackstone is no longer an affiliate of the Company. Accordingly, for periods subsequent to October 1, 2015, revenues earned from Blackstone are no longer reported as Revenues Earned from Affiliates in the Condensed Consolidated and Combined Statements of Operations and receivables from Blackstone are no longer included in Receivable from Affiliates in the Condensed Consolidated and Combined Statements of Financial Condition.

During the nine months ended September 30, 2016, the Company recorded $0.3 million related to certain professional fees payable to Blackstone. No such fees were recorded during the three months ended September 30, 2016. As of September 30, 2016, the Company had amounts payable to Blackstone for such expenses of $0.3 million.

Certain purchases of furniture, equipment and leasehold improvements were paid by Blackstone on the Company’s behalf. The Company had amounts payable to Blackstone for such costs of $5.5 million and $4.0 million as of September 30, 2016 and December 31, 2015, respectively, which is offset by certain amounts that Blackstone has agreed to pay pursuant to the spin-off.

On December 31, 2015, a client remitted a $4.5 million payment to Blackstone in settlement of an accounts receivable balance instead of the Company. Blackstone subsequently wired such amount to the Company on January 4, 2016. As of December 31, 2015, such amount was included in Accounts Receivable in the Condensed Consolidated and Combined Statements of Financial Condition.

Revenues Earned from Affiliates

There were no Advisory Fees earned from affiliates for the three and nine months ended September 30, 2016. Advisory Fees earned from affiliates totaled $0.8 million and $4.2 million for the three and nine months ended September 30, 2015, respectively, representing 0.7% and 1.9% of total Advisory Fees, respectively. There were no Placement Fees earned from affiliates for the three and nine months ended September 30, 2016. Placement Fees earned from affiliates totaled $3.0 million and $14.3 million for the three and nine months ended September 30, 2015, respectively, representing 10.7% and 18.8% of total Placement Fees, respectively. These fees were earned in the ordinary course of business.

There was no Interest Income earned from affiliates for the three and nine months ended September 30, 2016. Interest Income earned from affiliates totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.

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

The Company had amounts payable to Blackstone with respect to the Transition Services Agreement of $0.1 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively.

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to equity in the Condensed Consolidated and Combined Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.6 million and $1.3 million as of September 30, 2016 and December 31, 2015, respectively.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation related tax deductions. The amount payable to Blackstone relating to the tax deductions has been recorded in Other Expenses in the Condensed Consolidated and Combined Statements of Operations and is payable annually within nine months of the end of the relevant tax period. As of September 30, 2016, the Company had accrued $3.4 million, which the Company anticipates will be payable to Blackstone during the third quarter of 2017. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

Exchange Agreement

The Company entered into an exchange agreement with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the limited partnership agreement of PJT Partners Holdings LP, on a quarterly basis, from and after the first anniversary of the date of the consummation of the spin-off (subject to the terms of the exchange agreement), to exchange all or part of their Partnership Units for cash, or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of PJT Partners Inc. Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement). In the event cash-settled exchanges of Partnership Units are funded with new issuances of Class A common stock, the fair value of a share of PJT Partners Inc. Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging Partnership Unitholder will be entitled may be greater than or less than the then-current market value of PJT Partners Inc. Class A common stock. The exchange agreement also provides that a holder of Partnership Units will not have the right to exchange Partnership Units in the event that PJT Partners Inc. determines that such exchange would be prohibited by law, or would result in any breach of any debt agreement or other material contract of PJT Partners Inc. or PJT Partners Holdings LP.

Certain Partnership Unitholders have provided notice to exchange 594,072 Partnership Units. The Company settled the exchange of these Partnership Units on November 8, 2016 for an aggregate payment of $16.1 million with cash from the Company’s working capital. The price per Partnership Unit paid by the Company was $27.02, which is equal to the volume-weighted average price of a share of the Company’s Class A common stock on November 3, 2016.

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

Promissory Note

As of December 31, 2015, there was a $0.6 million unsecured promissory note from an employee held by the Company. The outstanding principal balance and accrued interest was included in Other Assets in the Condensed Consolidated and Combined Statements of Financial Condition. The promissory note bore a variable interest rate of the prime rate less one percent per annum, determined as of the date of the promissory note and then on the twentieth day of each month thereafter until the promissory note was repaid. During the three months ended March 31, 2016, the promissory note was repaid.

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

On October 10, 2016, PJT Partners Holdings LP entered into a Renewal Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, amending the terms of the Company’s revolving credit facility under the Loan Agreement. The Renewal Agreement provides for a one-year extension of the maturity of the revolving credit facility to October 2, 2018.

As of September 30, 2016, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

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

PJT Partners Inc.

Notes to Condensed Consolidated and Combined Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Total rent expense was $5.9 million and $18.5 million for the three and nine months ended September 30, 2016, respectively. Total rent expense, including allocations from the former Parent, was $10.1 million and $23.3 million for the three and nine months ended September 30, 2015, respectively. Rent expense is included in Occupancy and Related in the Condensed Consolidated and Combined Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

As of September 30, 2016, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.8 million and as of December 31, 2015, the Company’s former Parent maintained an irrevocable standby letter of credit of $5.5 million.

Capital lease obligations recorded are payable through 2021 at a weighted-average interest rate of 2.3%. The net book value of all assets recorded under capital leases aggregated $0.4 million as of September 30, 2016 and December 31, 2015.

As of September 30, 2016, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2016	$25	$5,713
2017	102	23,018
2018	102	20,789
2019	102	20,204
2020	78	19,257
Thereafter	3	127,128
Total Minimum Lease Payments	412	216,109
Less: Amount Representing Interest	19
Capital Lease Obligation	$393
Less: Sublease Proceeds		20,196
Net Minimum Lease Payments		$195,913

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

As previously disclosed, the Company terminated Andrew Caspersen on March 28, 2016 after learning of a number of unauthorized and unlawful transactions outside the scope of his employment with Park Hill. The Company previously recorded an expense of $8.9 million, which represents the amount that was considered to be probable and reasonably estimable. This charge as well as a related insurance reimbursement of $5.6 million deemed probable of receipt were recorded during the three months ended March 31, 2016. The Company paid $8.1 million related to the charge during the three months ended September 30, 2016 and paid an additional $0.5 million during October 2016. Additionally, the Company received the $5.6 million insurance reimbursement in October 2016.

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

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, which are included in Compensation and Benefits in the Condensed Consolidated and Combined Statements of Operations.

13.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $80.4 million and $10.3 million as of September 30, 2016 and December 31, 2015, respectively, which exceeded the minimum net capital requirement by $79.6 million and $9.3 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $17.0 million and $19.0 million as of September 30, 2016 and December 31, 2015, respectively, which exceeded the minimum net capital requirement by $16.7 million and $18.8 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of September 30, 2016 and December 31, 2015, both of these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Domestic	$104,283	$142,981	$302,045	$286,393
International	17,063	4,341	23,889	15,723
Total	$121,346	$147,322	$325,934	$302,116

	September 30,	December 31,
	2016	2015
Assets
Domestic	$516,828	$444,040
International	42,971	23,212
Total	$559,799	$467,252

The Company is not subject to any material concentrations with respect to its revenues for the three and nine months ended September 30, 2016 and 2015, or credit risk with respect to its accounts receivable as of September 30, 2016 and December 31, 2015.

15.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on December 21, 2016 to Class A common stockholders of record on December 7, 2016.

The Company did not identify any other subsequent events besides those described in Notes 10 and 11.

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

M&A is a cyclical business which is impacted by macroeconomic conditions. According to Thomson Reuters, year-to-date worldwide M&A announced volumes are down 22% compared to the same period in the prior year1. However, we are still in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Despite a sustained low interest rate environment, restructuring activity remained strong during the quarter driven by continued distress in the energy and commodity sectors. While significant restructuring opportunities remain in the energy sector, we expect there will be restructuring activity in other industries as well.

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

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for First Nine Months 2016, based on figures extracted from Thomson Reuters databases as of September 30, 2016.

Fund placement fees earned for services provided to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments, in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized as commitments are accepted (referred to as a “closing”). Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically the London Interbank Offered Rate (“LIBOR”) plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, we recognize revenue at each closing as our performance obligations are fulfilled. For open-end structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed and determinable.

We may receive non-refundable up-front fees upon execution of agreements with clients to provide placement services, which are recorded as revenues in the period over which services are provided.

Revenues from Affiliates – For periods presented prior to October 1, 2015, we reported revenues received from services provided to portfolio companies owned or controlled by Blackstone as well as funds managed by Blackstone as Revenues from Affiliates in our Condensed Consolidated and Combined Statements of Operations. There were no revenues earned from affiliates for the three and nine months ended September 30, 2016. Advisory Fees from such assignments were 0.7% and 1.9% of our Advisory Fees for the three and nine months ended September 30, 2015, respectively. Placement Fees from such assignments were 10.7% and 18.8% of our Placement Fees for the three and nine months ended September 30, 2015, respectively.

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

•	Travel and Related – consisting of costs for our partners and employees to render services where our clients are located;
•	Professional Fees – consisting principally of consulting, audit and tax, recruiting and legal services;

•	Communications and Information Services – consisting primarily of costs for our technology infrastructure and telecommunications costs;
•	Depreciation and Amortization – depreciation and amortization on our furniture, fixtures and equipment and intangible assets; and
•

Other Expenses – consisting principally of research, bad debt, regulatory fees, insurance, fees paid for access to external market data, the Caspersen-related charge and transaction-related payable to Blackstone.

Income Taxes – PJT Partners Inc. is a corporation subject to U.S. federal, state and local income taxes in jurisdictions where it does business. The Company’s businesses generally operate as partnerships for U.S. federal and state purposes and as corporate entities in non-U.S. jurisdictions. In the U.S. federal and state jurisdictions, taxes related to income earned by these entities generally represent obligations of the individual members and partners. Prior to October 1, 2015, these taxes were not reflected in the Company’s condensed consolidated and combined financial statements.

The operating entities have generally been subject to New York City UBT and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable. These taxes have been reflected in the Company’s condensed consolidated and combined financial statements.

Prior to October 1, 2015, the Company’s operations were included in the income tax returns of Blackstone’s subsidiaries, except for certain entities that were classified as partnerships for U.S. tax purposes. These partnerships were subject to New York City UBT and certain other foreign, state and local taxes, as applicable.

In connection with the spin-off from Blackstone on October 1, 2015, PJT Partners Inc. became subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from the operating partnership (PJT Partners Holdings LP).

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

Condensed Consolidated and Combined Results of Operations

The following table sets forth our condensed consolidated and combined results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$100,728	$116,205	-13%	$241,360	$221,471	9%
Placement Fees	18,327	27,776	-34%	78,930	76,099	4%
Interest Income and Other	2,291	3,341	-31%	5,644	4,546	24%
Total Revenues	121,346	147,322	-18%	325,934	302,116	8%
Expenses
Compensation and Benefits	95,841	67,060	43%	255,976	206,820	24%
Occupancy and Related	6,481	10,539	-39%	19,521	24,583	-21%
Travel and Related	3,208	4,029	-20%	8,755	10,388	-16%
Professional Fees	3,983	8,744	-54%	14,170	14,280	-1%
Communications and Information Services	1,970	2,824	-30%	6,670	5,991	11%
Depreciation and Amortization	4,004	7,810	-49%	11,930	10,845	10%
Other Expenses	7,819	2,455	218%	18,394	6,476	184%
Total Expenses	123,306	103,461	19%	335,416	279,383	20%
Income (Loss) Before Provision for Taxes	(1,960)	43,861	N/M	(9,482)	22,733	N/M
Provision for Taxes	8,376	1,971	325%	4,139	3,973	4%
Net Income (Loss)	(10,336)	$41,890	N/M	(13,621)	$18,760	N/M
Net Loss Attributable to Redeemable Non-Controlling Interests	(625)			(3,842)
Net Loss Attributable to PJT Partners Inc.	$(9,711)			$(9,779)

N/M	Not meaningful.

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

We have incurred certain costs during the transition to being a stand-alone public company. These costs have included, for example, additional accounting, tax and other professional costs pertaining to the spin-off and establishment of PJT Partners as a stand-alone public company, recruiting and relocation costs associated with hiring personnel, costs related to establishing our brand in the marketplace and costs to build out our corporate infrastructure. The results of operations for the three and nine months ended September 30, 2016 reflect these additional costs.

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Advisory Fees
Number of Clients	68	57	116	102
Number of Fee-Paying Clients with $1 Million or More	20	14	63	47
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	2	2	—	2
Percentage of Such Clients’ Fees of Total Advisory Fees	21.9%	49.5%	N/A	29.3%

Placement Fees
Number of Clients	39	41	62	59
Number of Fee-Paying Clients with $1 Million or More	5	8	22	22
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	2	4	—	—
Percentage of Such Clients’ Fees of Total Placement Fees	35.9%	51.3%	N/A	N/A

Total Revenues were $121.3 million for the three months ended September 30, 2016, a decrease of $26.0 million compared with Total Revenues for the three months ended September 30, 2015 of $147.3 million. The decrease in Total Revenues was primarily attributable to decreases of $15.5 million in Advisory Fees and $9.4 million in Placement Fees. The decrease in Advisory Fees was primarily driven by an overall decrease in the size of transactions that closed during the three months ended September 30, 2016. A decrease in strategic advisory activity was partially offset by an increase in restructuring and special situations activity. The decline in Placement Fees was primarily due to a decrease in the number and size of fund placement transactions that closed during the quarter.

Total Revenues were $325.9 million for the nine months ended September 30, 2016, an increase of $23.8 million compared with Total Revenues for the nine months ended September 30, 2015 of $302.1 million. The increase in Total Revenues was primarily attributable to increases of $19.9 million in Advisory Fees and $2.8 million in Placement Fees. The increase in Advisory Fees was primarily driven by an overall increase in the number and size of advisory transactions that closed during the nine months ended September 30, 2016. An increase in restructuring and special situations activity was partially offset by a decrease in strategic advisory activity. The increase in Placement Fees was primarily due to an increase in the number of fund placement transactions that closed during the nine months ended September 30, 2016.

Expenses

Expenses were $123.3 million for the three months ended September 30, 2016, an increase of $19.8 million compared with $103.5 million for the three months ended September 30, 2015. The increase in expenses was primarily attributable to increases in Compensation and Benefits and Other Expenses of $28.8 million and $5.4 million, respectively. These increases were partially offset by decreases in Professional Fees, Occupancy and Related and Depreciation and Amortization of $4.8 million, $4.1 million and $3.8 million, respectively. The increase in Compensation and Benefits was primarily due to an increase in equity compensation expense on transaction-related awards granted in connection the spin-off as well as an increase in headcount. The increase in Other Expenses was driven primarily by an increase in bad debt expense as well as the amount the Company has agreed to pay Blackstone related to the net realized cash benefit from certain compensation related tax deductions. The decrease in Professional Fees was primarily related to increased legal and other professional services expenses in the third quarter of 2015 incurred in connection with the spin-off. The decrease in Occupancy and Related was primarily related to the reflection of rent expense in the three months ended September 30, 2015 for both current and previous office locations during the period of transition. The decrease in Depreciation and Amortization was primarily related to the third quarter of 2015 reflecting a non-cash charge associated with the impairment of certain intangible assets.

Expenses were $335.4 million for the nine months ended September 30, 2016, an increase of $56.0 million compared with $279.4 million for the nine months ended September 30, 2015. The increase in expenses was primarily attributable to increases in Compensation and Benefits and Other Expenses of $49.2 million and $11.9 million, respectively. These increases were partially offset by a decrease in Occupancy and Related of $5.1 million. The increase in Compensation and Benefits was primarily due to an increase in revenues between the nine months ended September 30, 2015 and 2016, an increase in equity compensation expense on transaction-related awards granted in connection with the spin-off and an increase in headcount. The increase in Other Expenses was primarily related to the accrual associated with the Caspersen matter that was recorded in the first quarter of 2016 (including an offset for insurance recovery deemed probable of receipt), the amount the Company has agreed to pay Blackstone related to the net realized cash benefit from certain compensation related tax deductions, bad debt expense and increased costs associated with the Company’s operation as a stand-alone public company since October 1, 2015. The decrease in Occupancy and Related was primarily related to the reflection of rent expense in the nine months ended September 30, 2015 for both current and previous office locations during the period of transition.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended September 30, 2016 was $8.4 million, which represents an annualized effective tax rate of -427.3% on a pretax loss of $2.0 million. The Company’s Provision for Taxes for the three months ended September 30, 2015 was $2.0 million, which represents an annualized effective tax rate of 4.5% on pretax income of $43.9 million.

The Company’s Provision for Taxes for the nine months ended September 30, 2016 was $4.1 million, which represents an annualized effective tax rate of -43.7% on a pretax loss of $9.5 million. The Company’s Provision for Taxes for the nine months ended September 30, 2015 was $4.0 million, which represents an annualized effective tax rate of 17.5% on pretax income of $22.7 million.

The Company’s effective tax rate for the three months ended September 30, 2016 was largely due to the use of the actual year-to-date rate as of September 30, 2016 in determining tax expense in comparison to using an annualized effective tax rate in determining tax expense for the six months ended June 30, 2016. The Company’s effective tax rate for the three and nine months ended September 30, 2016 was also attributable to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City UBT and to certain compensation and other pretax charges that are not deductible for tax purposes. Despite a GAAP Net Loss for both the three and nine months ended September 30, 2016, the Company had taxable income as a result of the addback of permanent differences, primarily related to the amortization of equity compensation.

The Company’s effective tax rate for the three and nine months ended September 30, 2015 was largely attributable to foreign income tax, New York City UBT and to certain compensation charges that are not deductible for tax purposes.

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

Additionally, in connection with the spin-off, we entered into a credit facility with First Republic Bank to provide a $60.0 million revolving credit facility, with the ability to increase the credit facility up to $80.0 million during the period beginning December 1 each year through March 1 the following year, so long as no event of default has occurred and is continuing or would be caused by exercising such option. The revolving credit facility is further described in Note 11. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. As of September 30, 2016 and December 31, 2015, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

On October 10, 2016, PJT Partners Holdings LP entered into a Renewal Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, amending the terms of the Company’s revolving credit facility under the Loan Agreement. The Renewal Agreement provides for a one-year extension of the maturity of the revolving credit facility to October 2, 2018.

We evaluate our cash needs on a regular basis in light of current market conditions. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $156.9 million and $82.3 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of September 30, 2016 and December 31, 2015, total accounts receivable were $182.1 million and $169.6 million, respectively, net of allowance for doubtful accounts of $3.3 million and $0.9 million, respectively. As of September 30, 2016 and December 31, 2015, $61.1 million and $62.6 million, respectively, of receivables attributable to our private fund advisory and placement business were expected to be collected at or more than one year from each date.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses, including cash compensation to our employees, funding the cash redemption of Partnership Units, paying income taxes, making distributions to our shareholders in accordance with our dividend policy, capital expenditures, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate or raise cash in the future. This depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors. Furthermore, our ability to forecast future cash flows is more limited because we do not have a long-established operating history as a stand-alone company. If our cash flows from operations are less than we expect, we may need to incur additional debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangements we have in place will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) our credit ratings or absence of a credit rating, (b) the liquidity of the overall capital markets, and (c) the current state of the economy. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

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

Certain Partnership Unitholders have provided notice to exchange 594,072 Partnership Units. The Company settled the exchange of these Partnership Units on November 8, 2016 for an aggregate payment of $16.1 million with cash from the Company’s working capital. The price per Partnership Unit paid by the Company was $27.02, which is equal to the volume-weighted average price of a share of the Company’s Class A common stock on November 3, 2016.

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

Commitments and Contingencies

As also discussed in Note 11. “Commitments and Contingencies—Litigation” in the “Notes to Condensed Consolidated and Combined Financial Statements” in “Part I. Item 1. Financial Statements” of this filing, the

Company previously recorded an expense of $8.9 million related to the Caspersen matter, which represents the amount that was considered to be probable and reasonably estimable. This charge as well as a related insurance reimbursement of $5.6 million deemed probable of receipt were recorded during the three months ended March 31, 2016. The Company paid $8.1 million related to the charge during the three months ended September 30, 2016 and paid an additional $0.5 million during October 2016. Additionally, the Company received the $5.6 million insurance reimbursement in October 2016.

With respect to potential additional claims related to funds fraudulently obtained by Mr. Caspersen, we believe that the total potential amount of any such claims to be less than $30 million, any such claims would be without merit and we would vigorously defend any such actions.

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

The Company settled the exchange of certain Partnership Units on November 8, 2016 for an aggregate payment of $16.1 million with cash from the Company’s working capital. The price per Partnership Unit paid by the Company was $27.02, which is equal to the volume-weighted average price of a share of the Company’s Class A common stock on November 3, 2016. The exchanges are expected to give rise to a tax benefit to PJT Partners Inc. and to a corresponding payment obligation under the Tax Receivable Agreement, which will be reflected as a liability in the fourth quarter of 2016. The liability, which could be material, consists of the aggregate payments currently expected to be made under the Tax Receivable Agreement. The actual payment amount depends on the tax savings deemed to be realized by PJT Partners Inc. and is computed annually after its tax returns have been filed.

Indemnifications

We enter into contracts, including contracts with Blackstone relating to the spin-off, that contain a variety of indemnifications. Our maximum exposure under these arrangements is not known. However, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2015. A discussion of critical accounting policies is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no significant changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2016.

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

On April 15, 2016, Plaintiff Gregory G. Barrett filed in the Southern District of New York a putative class action for violation of the federal securities laws against defendants PJT Partners Inc. and Andrew W. W. Caspersen in an action styled Gregory G. Barrett v. PJT Partners Inc. and Andrew W. W. Caspersen, No. 1:16-cv-02841-VEC (S.D.N.Y.). Generally, the complaint alleges that PJT Partners made misstatements about its business, operational and compliance policies and its compliance and fraud-prevention controls. These alleged misstatements allegedly caused members of the putative class, investors who purchased PJT Partners common stock during the class period, November 12, 2015 to March 28, 2016, to pay an inflated price for PJT Partners common stock. The complaint alleges claims under section 10(b) and Rule 10b-5 of the Exchange Act against PJT Partners and Mr. Caspersen, and under 20(a) of the Exchange Act against Mr. Caspersen. On June 14, 2016, plaintiff Gregory G. Barrett filed a motion for appointment as lead plaintiff and for approval of Pomerantz LLP as lead counsel. On August 3, 2016, the motion was granted. On September 23, 2016, lead plaintiff filed an amended class action complaint. The amended complaint alleges claims under section 10(b) and Rule 10b-5 of the Exchange Act against PJT Partners, Paul J. Taubman, Helen T. Meates and Mr. Caspersen and under Section 20(a) of the Exchange Act against Mr. Taubman and Ms. Meates. The Company, Mr. Taubman and Ms. Meates intend to move to dismiss the amended complaint. We believe that this shareholder action is without merit and will defend it vigorously.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

In connection with the issuance on August 1, 2016 of LTIP Units in PJT Partners Holdings LP to an employee of the Company, PJT Partners Inc. issued one corresponding share of its Class B common stock, par value $0.01 per share, to this employee on August 1, 2016. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the third quarter of 2016 and plans to regularly pay quarterly dividends.

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

Date: November 10, 2016

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)