Form 10-K
period 2016-12-31
PJT Partners Inc.
filed 2017-02-28
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2016, the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was $401.8 million.

As of February 21, 2017, there were 18,517,534 shares of Class A common stock, par value $0.01 per share, and 259 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of The Blackstone Group L.P. (“Blackstone” or our “former Parent”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to Blackstone’s unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. Throughout this Annual Report on Form 10-K, we refer to this transaction as the “spin-off” or the “acquisition.” PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the company’s operating subsidiaries, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries.

Additionally in this Annual Report on Form 10-K, unless the context requires otherwise, the words “PJT Partners Inc.” refers to PJT Partners Inc., and “PJT Partners,” the “company,” “we,” “us” and “our” refer to PJT Partners Inc., together with its consolidated subsidiaries, including PJT Partners Holdings LP and its operating subsidiaries.

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

Website Disclosure

We use our website (www.pjtpartners.com) as a channel of distribution of company information. The information we post may be deemed material. Accordingly, investors should monitor the website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about PJT Partners when you enroll your e-mail address by visiting the “Investor Relations” page of our website at ir.pjtpartners.com/investor-relations. Although we refer to our website in this report, the contents of our website are not included or incorporated by reference into this report. All references to our website in this report are intended to be inactive textual references only.

PART I.

ITEM 1.	BUSINESS

Overview

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. We offer a unique portfolio of advisory services designed to help our clients realize major corporate milestones and solve complex issues. We also provide, through Park Hill Group, private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds. PJT Partners began trading on the New York Stock Exchange (“NYSE”) under the symbol “PJT” on October 1, 2015.

We have world-class franchises in each of the areas in which we compete. Our strategic advisory business offers a broad range of financial advisory and transaction execution capability, including mergers and acquisitions (“M&A”), joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Our restructuring and special situations business is one of the world’s leading advisors in restructurings and recapitalizations, both in and out of court, around the globe. With vast expertise in highly complex capital structure challenges, our Restructuring and Special Situations Group’s services include advising companies, creditors and financial sponsors on recapitalizations, reorganizations, exchange offers, debt repurchases, capital raises and distressed mergers and acquisitions. Park Hill Group, our private fund advisory and placement business, is a world-leading fund placement agent and provides private fund advisory and placement services for a diverse range of investment strategies. Moreover, Park Hill Group is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups.

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

We believe the success of our business is based on a highly-experienced team and a relentless focus on our core principles: prioritizing our clients’ interests, providing superior client service, developing long-term relationships and leading with our human and intellectual capital. As of December 31, 2016, our firm had 353 professionals, including 51 partners.

Our Key Competitive Strengths

We intend to execute on our strategy by capitalizing on the following core strengths of our organization:

•

Start-up with Instant Scale. PJT Partners combines three decades of experience and excellence with the energy and enthusiasm of a new firm. We are recognized experts in strategic advisory, restructuring and special situations and private fund advisory and placement services. Our teams act as trusted advisors to a diverse group of clients around the world. We provide clients with creative solutions addressing a range of complex strategic and fundraising challenges. The creativity and depth of our advice, and the integrity and judgment with which we deliver it, provide a strong foundation for our new and growing business. The quality of our advice is core to what we do.

•

Unique Portfolio of Complementary Businesses. Our firm benefits from having three leading and complementary businesses. Our differentiated and diverse portfolio of industry, product and geographical expertise enables us to serve our clients in a unique way. Our premier advisory practices allow us to provide best-in-class advice to clients whether they are looking for growth through strategic alternatives, advice in a restructuring or reorganization or access to capital. Our deep networks across businesses allow us to connect clients and help them meet their strategic objectives.

•

Global Market Leadership. Our Restructuring and Special Situations Group is a global market leader. Our Park Hill business has a leading market position across all four of its businesses: private equity, hedge funds, real estate and secondary advisory. Our rapidly growing premier Strategic Advisory business is comprised of industry leading practitioners and has been the named advisor on some of the most high-profile and complex transactions.

Through our eight offices in five countries around the globe, we advise clients from all over the world on complex problems. Our partners have decades of experience and long-standing relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments. Their expertise across multiple product areas, industry verticals and geographies are sought by clients in complex, cross-border situations in dozens of countries. Our Park Hill business has generated long-standing relationships across Europe, the Middle East, Africa and Asia that give them unique access to global capital and drives incremental value for our clients.

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

•

Cohesive and Collaborative Partnership Culture Optimal for Recruiting and Retaining Top Talent. We have a cohesive partnership centered around core values including integrity, character and excellence. Our culture provides the ideal environment for idea sharing, collaboration and innovation. Our bankers are encouraged to make frequent client connections and leverage the experience and insights of fellow partners to deliver optimal client service and outcomes. Our culture also fosters retention of top talent and provides a superior platform from which to recruit top bankers at all levels.

Our Market Opportunity

We intend to grow our revenues by increasing our share of business from existing clients, developing new client relationships as we expand the breadth and depth of our services and enhancing collaboration across the firm to better serve our clients. Our strategy to achieve our growth objectives has four components:

•

Maintain Market Leadership in Restructuring and Special Situations and Park Hill. Our firm is strengthened by the deep client relationships and strong brand reputations we have in our leading restructuring and special situations and Park Hill businesses. These businesses are benefiting from the new, independent platform through expanded financial sponsor dialogues; the elimination of certain conflicts associated with our former Parent; and increased footprint and product expertise in our growing strategic advisory business.

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

•

Enhance Collaboration Among our Three Businesses to Better Serve Clients. We operate a scaled, diversified global advisory franchise comprised of complementary businesses, which each share our culture of excellence, teamwork and entrepreneurship. Our partners and team members have relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments as well as expertise in multiple product areas, industry verticals and geographies. By operating in a more integrated and cohesive manner we are able to offer our clients a comprehensive and differentiated suite of advisory services. In addition, our deep networks across our three businesses allow us to connect clients and provide incremental value in helping them meet their strategic objectives.

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

Our Talent

As of December 31, 2016, we employed 419 individuals across eight offices around the world. This includes 353 professionals, of which 51 were partners. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

As a global advisory-focused investment bank focused solely on providing innovative services to our clients, our people are our most valuable asset. Our partners average 25 years of relevant experience, which they leverage to provide the highest quality advice across our broad suite of strategic advisory, restructuring and special situations and private fund advisory and placement services. Our partners are supported by a first-rate team of professionals and we are committed to developing and maximizing their talent and skills.

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

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the U.S. and across the globe. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. PJT Partners LP, through which strategic advisory and restructuring and special situations services are conducted in the United States, and Park Hill Group LLC, which is an entity within the Park Hill Group private fund advisory and placement services business, are registered broker-dealers. These registered broker-dealers are subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of its member firms, which would include any such registered broker-dealer. State securities regulators also have regulatory or oversight authority over any such registered broker-dealer.

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

Further, Park Hill Group is a registered commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps and various other financial instruments in which certain of Park Hill Group’s clients may invest.

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

Organizational Structure

Prior to the merger with PJT Partners, Blackstone underwent an internal reorganization, pursuant to which the operations that historically constituted Blackstone’s Financial Advisory reporting segment, other than Blackstone’s capital markets services business, were contributed to PJT Partners Holdings LP, a holding partnership that is controlled by PJT Partners Inc., as general partner. In the internal reorganization, the limited partners of the holding partnerships that owned Blackstone’s operating subsidiaries (the “Blackstone Holdings partnerships”) and certain individuals engaged in our business received Class A common stock of PJT Partners Inc., as well as common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) that, subject to certain terms and conditions, are exchangeable at the option of the holder for cash, or, at our election, for shares of our Class A common stock on a one-for-one basis. In addition, in connection with the spin-off, PJT Partners personnel received various types of awards under the PJT Partners Inc. 2015 Omnibus Incentive Plan denominated in shares of Class A common stock of PJT Partners Inc. and partnership interests in PJT Partners Holdings LP.

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

Following the spin-off, PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The ownership interest of the holders of Partnership Units (other than PJT Partners Inc.) is reflected as a redeemable non-controlling interest in PJT Partners Inc.’s consolidated and combined financial statements.

Our employees and certain current and former Blackstone executive officers and employees also hold all issued and outstanding shares of the Class B common stock of PJT Partners Inc. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units (which is a class of partnership interests) in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. Blackstone’s senior management, including Mr. Schwarzman and all of Blackstone’s other executive officers, provided an irrevocable proxy to Mr. Taubman to vote their shares of Class B common stock for so long as Mr. Taubman is the CEO of PJT Partners Inc. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share, representing significantly less than one percent of the voting power entitled to vote thereon. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The voting power on applicable matters afforded to holders of partnership interests by their shares of Class B common stock is automatically and correspondingly reduced as they exchange Partnership Units for cash or for shares of Class A common stock of PJT Partners Inc. pursuant to the exchange agreement. If at any time the ratio at which Partnership Units are exchangeable for shares of Class A common stock of PJT Partners Inc. changes from one-for-one, the number of votes to which Class B common stockholders are entitled on applicable matters will be adjusted accordingly. Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.

We and the holders of Partnership Units also have entered into an exchange agreement under which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement), to exchange all or part of their Partnership Units for cash or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, we may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The price per Partnership Unit to be received in a cash-

settled exchange will be equal to the fair value of a share of our Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement). In the event that PJT Partners Inc. elects to fund cash-settled exchanges of Partnership Units with new issuances of Class A common stock, the fair value of a share of our Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging Partnership Unitholder will be entitled may be greater than or less than the then-current market value of our Class A common stock.

Refer to Note 12. “Transactions with Related Parties” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” for further information about agreements entered into in connection with the spin-off.

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

Our website address is www.pjtpartners.com. We make available free of charge on or through www.pjtpartners.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Although we refer to our website in this report, the contents of our website are not included or incorporated by reference into this report. All references to our website in this report are intended to be inactive textual references only.

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

In addition, sustaining growth will require us to commit additional management, operational and financial resources and to maintain appropriate operational and financial systems to adequately support expansion, especially in instances where we open new offices that may require additional resources. There can be no assurance that we will be able to manage our expanding operations effectively, and any failure to do so could materially adversely affect our ability to grow revenue and control our expenses.

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

A substantial portion of our revenue in any given period is dependent on the number of fee-paying clients in such period. We had 114 clients and 98 clients that generated fees equal to or greater than $1 million for the years ended December 31, 2016 and 2015, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2016 or 2015.

We have recorded net losses in the past and we may experience net losses in the future.

We have recorded consolidated or combined net losses in three of the five years ended December 31, 2016. A primary component of these net losses in each period was significant non-cash charges, consisting primarily of transaction-based equity-based compensation charges associated with Blackstone’s initial public offering (“IPO”) and in connection with the spin-off, the amortization of intangible assets that were recorded in connection with Blackstone’s IPO and the related reorganization and amortization expense associated with intangible assets related to the acquisition of PJT Capital LP. We expect such non-cash charges to continue to be significant in future periods and, as a result, we may record net losses in future periods.

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

Our future success and growth depends to a substantial degree on our ability to retain and motivate our partners and other key personnel. Our professionals possess substantial experience and expertise and have strong relationships with our clients. As a result, the loss of these professionals could jeopardize our relationships with clients and result in the loss of client engagements. We may not be successful in our efforts to retain and motivate the required personnel as the market for qualified advisory and funds advisory services professionals is extremely competitive. As part of the internal reorganization, our partners received certain equity incentives in PJT Partners Inc. in replacement of, and subject to the same vesting terms, settlement dates and transfer restrictions as, existing equity incentives in Blackstone. A significant portion of these replacement equity incentives have vested and are subject to further near-term vesting. Replacement awards with respect to 756,695 shares of our Class A common stock, representing 49.8% of the 1,518,367 replacement awards with respect to shares of our Class A common stock and Partnership Units of PJT Partners Holdings LP received by PJT Partners personnel in connection with the spin-off, are scheduled to vest within the next twelve months. Accordingly, the efficacy of this equity as a retention tool may be diminished as a result of this near-term vesting. Distributions in respect of equity interests in PJT Partners Inc. may not equal the cash distributions previously received by our partners prior to the spin-off in respect of their equity interests in Blackstone. There is no guarantee that our compensation and non-competition arrangements with our partners provide sufficient incentives or protections to prevent our partners from resigning to join our competitors, whether as a result of our separation from Blackstone, new leadership or otherwise. Some of our competitors have more resources than us which may allow them to attract some of our existing employees through compensation or otherwise. The departure of a number of partners or groups of professionals could have a material adverse effect on our business and profitability.

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

In addition, with respect to Park Hill Group, our private fund advisory and placement services business, we face the risk that we may not be able to collect on all or a portion of the fees that we recognize. The placement fees earned by Park Hill Group are generally recognized by us for accounting purposes upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are typically paid by a Park Hill Group client over a period of time with interest (for example, three to four years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund. There is a risk that during that period of time, Park Hill Group may not be able to collect on all or a portion of the fees Park Hill Group is due for the funds advisory services it has already provided to such client. For instance, a Park Hill Group client’s fund may be liquidated prior to the time that all or a portion of the fees due to Park Hill Group are due to be paid. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the placement fees earned by Park Hill Group would be adversely affected.

In addition, we face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees. Certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreement to obtain our advisory fees. We recorded an allowance for doubtful accounts at December 31, 2016 and 2015 of $4.4 million and $0.9 million, respectively.

Future joint ventures, strategic investments and acquisitions may result in additional risks and uncertainties in our business.

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

We may face damage to our professional reputation or negative publicity if our services are not regarded as satisfactory or for other reasons.

As an advisory service firm, we depend to a large extent on our relationships with our clients and reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services or we experience negative publicity related to our business and our people, regardless of whether the allegations are valid, it may be more damaging in our business than in other businesses.

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

In addition, Park Hill Group operates in a highly competitive environment and the barriers to entry into the private fund advisory and placement services business are low.

As a member of the financial services industry, we face substantial litigation risks.

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have increased. These risks are difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically, but not always, include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when a client does not have the financial capacity to pay under the indemnity. As a result, we may incur significant legal expenses in defending against or settling litigation. In addition, we may have to spend a significant amount to adequately insure against these potential claims. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

In addition, several states and municipalities in the United States, such as California, Illinois, New York State and New York City have adopted “pay-to-play” and placement agent rules which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements of Park Hill Group or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact our Park Hill Group business.

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

Our business is subject to various cybersecurity and other operational risks.

We face various cybersecurity and other operational risks related to our business on a day-to-day basis. We rely heavily on financial, accounting, communication and other information technology systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our control.

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber-attacks and, while we are not aware of any such occurrence that may have had a material impact to date, a successful breach could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our and third-party systems on which we rely, there can be no assurance that these measures will provide adequate protection. If our or third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

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

While the Company currently has no indebtedness, our ability to make scheduled payments on or to refinance any future debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any future indebtedness. If our cash flows and capital resources are insufficient to fund any future debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.

Our international operations are subject to certain risks, which may affect our revenue.

For the year ended December 31, 2016, we earned 6.9% of our total revenues from our international operations. We intend to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our larger clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial, business and reputational risks, which could include the following:

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

Our private fund advisory and placement services business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity, hedge and real estate funds for clients we serve.

Park Hill Group provides private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity, hedge and real estate funds. Our ability to assist fund managers and sponsors raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment and changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes. Following the onset of the financial crisis, there was a shortage of capital available for investment in such asset classes, and far fewer new funds were raised than in the period preceding the crisis. Additionally, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited, the results of Park Hill Group may be adversely affected.

We may enter into new lines of business which may result in additional risks and uncertainties in our business.

We currently generate substantially all of our revenue from our strategic advisory, restructuring and special situations and private fund advisory and placement services businesses. However, we may grow our business by entering into new lines of business. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business.

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

A change in relevant income tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could result in an audit adjustment or revaluation of our deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented in the consolidated and combined financial statements.

As part of the process of preparing our consolidated and combined financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to our facts and circumstances is sometimes open to interpretation. Management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations or treaties enacted in the future may cause us to revalue our deferred tax assets and have a material change to our effective tax rate.

The range of potential outcomes relating to arrangements between the European Union and the United Kingdom may adversely affect our business.

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

Risks Relating to Becoming an Independent Publicly Traded Company

We have a limited operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.

For periods prior to October 1, 2015, the historical financial information we have included in this Annual Report on Form 10-K has been derived from the consolidated financial statements of Blackstone, and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during such periods presented. Blackstone did not account for us, and we were not operated, as a single stand-alone entity for the periods presented prior to October 1, 2015. In addition, the historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. For example, following the spin-off, changes have occurred in our cost structure, funding and operations, including changes in our tax structure, increased costs associated with reduced economies of scale and increased costs associated with becoming a public, stand-alone company.

We are an emerging growth company, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of the spin-off. We will cease to be an emerging growth company upon the earliest of: (a) the end of the fiscal year following the fifth anniversary of the spin-off; (b) the first fiscal year after our annual gross revenues are $1.0 billion or more; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (d) the date we became a “large accelerated filer” under the Exchange Act. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and share price.

As a publicly traded company, we document and test our internal control procedures in order to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires, beginning with the filing of this second annual report with the SEC, annual management assessments of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we identify a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.

Risks Relating to Our Organizational Structure

PJT Partners Inc.’s only material asset is its interest in PJT Partners Holdings LP and certain cash and cash equivalents it may hold from time to time, and it is accordingly dependent upon distributions from PJT Partners Holdings LP to pay taxes, make payments under the tax receivable agreement or pay dividends.

PJT Partners Inc. is a holding company and has no material assets other than its ownership of Partnership Units, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” PJT Partners Inc. has no independent means of generating revenue. PJT Partners Holdings LP makes distributions to holders of its Partnership Units in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of PJT Partners Holdings LP and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that PJT Partners Inc. needs funds, and PJT Partners Holdings LP is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, earnings, cash flows, capital requirements, cash settlement of Partnership Unit exchanges, previous and anticipated amounts of dividend payments and share repurchases, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, general economic, market and industry conditions and other considerations that our board of directors deem relevant from time to time. The credit agreement governing our revolving credit facility contains, and any financing arrangement that we enter into in the future may include, restrictive covenants that limit our ability to pay dividends. In addition, PJT Partners Holdings LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PJT Partners Holdings LP (with certain exceptions) exceed the fair value of its assets. Subsidiaries of PJT Partners Holdings LP are generally subject to similar legal limitations on their ability to make distributions to PJT Partners Holdings LP. See “—While we currently intend to pay a quarterly cash dividend to our stockholders, there can be no assurance that we will continue to declare cash dividends.”

A significant portion of the voting power in PJT Partners Inc. is controlled by holders of our Class B common stock, whose interests may differ from those of our public stockholders that hold Class A common stock.

The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share, representing significantly less than one percent of the voting power entitled to vote thereon. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. At December 31, 2016, our executive officers and directors held and/or controlled (including by way of the proxy granted to Mr. Taubman by certain executive officers of Blackstone) 3.3% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 36.4% of the combined voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At December 31, 2016, our Class B common stockholders held significantly less than one percent of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 55.1% of the combined voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including Mr. Taubman, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, other than director elections and removals, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including Mr. Taubman, may gain the ability in the future to exercise significant influence over the outcome of director elections and removals, as well.

Additionally, as of December 31, 2016, our Class B common stockholders own 46.6% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unitholders’ tax or other considerations even where no similar benefit would accrue to us.

PJT Partners Inc. will be required to make payments under a tax receivable agreement for most of the benefits relating to certain tax depreciation or amortization deductions that we may claim as a result of certain increases in tax basis.

Holders of Partnership Units (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement), to exchange all or part of their Partnership Units for cash or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

In certain cases, such as upon a change in control, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain changes of control, or if, at any time, PJT Partners Inc. elects an early termination of the tax receivable agreement, PJT Partners Inc.’s obligations under the tax receivable agreement (with respect to all Partnership Units whether or not previously exchanged) would be calculated by reference to the value of all future payments that holders of Partnership Units would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that PJT Partners Inc. will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Partnership Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination. In addition, if PJT Partners Inc. elects an early termination of the tax receivable agreement, holders of Partnership Units will generally not reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase is successfully challenged by the IRS. PJT Partners Inc.’s ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement, payments under the tax receivable agreement could be in excess of PJT Partners Inc.’s actual cash tax savings.

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of Class A common stock of $30.88 and the London Interbank Offered Rate (“LIBOR”) of 1.69% at December 29, 2016, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2016, the aggregate amount of these termination payments would be $178.5 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

We may be responsible for U.S. federal income tax liabilities that relate to the distribution.

The spin-off was conditioned on the receipt of an opinion of tax counsel to the effect that certain transactions in Blackstone’s internal reorganization should qualify as tax-free distributions under Section 355 of the Code, and a certain transaction in the internal reorganization should qualify as a tax-free reorganization under Section 368 of the Code. Blackstone’s receipt of the opinion of tax counsel satisfied a condition to completion of the spin-off. An opinion of tax counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion. The opinion is based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could cause the tax consequences of the transactions to be different than those set forth in the opinion.

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

•

provide that certain provisions of our amended and restated certificate of incorporation, including those providing for a classified board of directors, may be amended, altered, repealed or rescinded, in whole or in part, or any provision inconsistent therewith may be adopted, only with the approval of 80% or more of the voting power of all of the outstanding shares of our capital stock entitled to vote; and

•

establish advance notice procedures and minimum stock ownership requirements for stockholder nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings, as well as provide for director qualification requirements.

In addition, immediately prior to the spin-off, Blackstone caused our prior board of directors to adopt a stockholder rights agreement, under which holders of our Class A common stock have been granted rights to purchase from us additional shares of our Class A common stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class A common stock without approval of our board of directors, subject to exceptions for, among other things, persons beneficially owning 15% or more of our Class A common stock as of the date of the initial filing with the SEC of our spin-off Registration Statement on Form 10 (or that would beneficially own 15% or more of our Class A common stock by virtue of the spin-off if the spin-off were consummated as of the date of such initial filing). The rights will expire on the earliest to occur of (a) October 1, 2018, (b) the time at which the rights are redeemed pursuant to the stockholder rights agreement, and (c) the time at which the rights are exchanged pursuant to the stockholder rights agreement.

The stockholder rights agreement could make it more difficult for a third party to acquire our Class A common stock without the approval of our board of directors. Acquisitions of shares of our Class A common stock as a result of acquiring additional Blackstone common units prior to the spin-off or shares representing our Class A common stock in the when-issued trading market or as a result of the spin-off will each be included in determining the beneficial ownership of a person and all such acquisitions will be taken into account in determining whether a person is an acquiring person under the terms of the stockholder rights agreement. Therefore, a person could become an acquiring person under the terms of the stockholder rights agreement simultaneously with the acquisition of our Class A common stock in the spin-off. Even if a person is initially an exempt person under the terms of the stockholder rights agreement, such person could lose such status as a result of pre-spin-off acquisitions. In addition, each Partnership Unit will have attached to it a preferred unit purchase right. Our stockholder rights plan was ratified by our stockholders at the PJT Partners Inc. 2016 Annual Meeting of Stockholders.

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

See “Certain Relationships and Related Person Transactions—PJT Partners Holdings LP Limited Partnership Agreement” in our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders (our “2016 Proxy Statement”).

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

In addition, we and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement), to exchange all or part of their Partnership Units for cash, or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Further, pursuant to the terms of the partnership agreement of PJT Partners Holdings LP, we may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units.

Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund cash-settled exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder. Issuing significant numbers of shares of our Class A common stock upon exchange of Partnership Units could adversely affect the tax consequences to Blackstone of the distribution. Accordingly, while we will retain the right under the Exchange Agreement to elect to settle exchanges in cash or Class A common stock in our sole discretion, we intend to limit such issuances of Class A common stock in settlement of exchanges of Partnership Units to the extent necessary to preserve the intended tax-free nature of the spin-off and to comply with our obligations under the Tax Matters Agreement. The market price of shares of our Class A common stock could decline as a result of sales of our Class A common stock to fund cash-settled exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of Class A common stock received in stock-settled exchanges, or, in each case, the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. See “Certain Relationships and Related Person Transactions—Exchange Agreement” in our 2016 Proxy Statement.

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

The trading market for our Class A common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not control the research decisions made by these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our Company or our industry, or the stock of any of our competitors, the price of our Class A common stock could decline. If one or more of these analysts ceases coverage of our Company, we could lose visibility in the market, which in turn could cause the price of our Class A common stock to decline.

While we currently intend to pay a quarterly cash dividend to our stockholders, there can be no assurance that we will continue to declare cash dividends.

Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our board of directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional partnership units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2016, we have 2,981,996,728 shares of Class A common stock authorized but unissued, including 15,686,040 shares of Class A common stock that may be issued upon exchange of Partnership Units that are held by the limited partners of PJT Partners Holdings LP. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. We have reserved 7,000,000 shares for issuance of new awards under our 2015 Omnibus Incentive Plan. Pursuant to the terms of the Employee Matters Agreement we entered into with Blackstone in connection with the spin-off, generally fifty percent of the unvested Blackstone equity awards (other than awards scheduled to vest within 180 days following the spin-off) held by PJT Partners personnel who remained employed with us through the spin-off were converted into equity awards of PJT Partners. In addition, as described under “Certain Relationships and Related Person Transactions—Transaction Agreement—Founder Earn-Out Units” in our 2016 Proxy Statement, Mr. Taubman and the other partners and employees of the Company received Earn-Out Units in PJT Partners Holdings LP that are subject to both service and market conditions. Any Class A common stock that we issue, including under our 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of PJT Partners Inc.

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

On April 15, 2016, Plaintiff Gregory G. Barrett filed in the Southern District of New York a putative class action for violation of the federal securities laws against defendants PJT Partners Inc. and Andrew W. W. Caspersen in an action styled Gregory G. Barrett v. PJT Partners Inc. and Andrew W. W. Caspersen, No. 1:16-cv-02841-VEC (S.D.N.Y.). Generally, the complaint alleges that PJT Partners made misstatements about its business, operational and compliance policies and its compliance and fraud-prevention controls. These alleged misstatements allegedly caused members of the putative class, investors who purchased PJT Partners common stock during the class period, November 12, 2015 to March 28, 2016, to pay an inflated price for PJT Partners common stock. The complaint alleges claims under section 10(b) and Rule 10b-5 of the Exchange Act against PJT Partners and Mr. Caspersen, and under 20(a) of the Exchange Act against Mr. Caspersen. On June 14, 2016, plaintiff Gregory G. Barrett filed a motion for appointment as lead plaintiff and for approval of Pomerantz LLP as lead counsel. On August 3, 2016, the motion was granted. On September 23, 2016, lead plaintiff filed an amended class action complaint. The amended complaint alleges claims under section 10(b) and Rule 10b-5 of the Exchange Act against PJT Partners, Paul J. Taubman, Helen T. Meates and Mr. Caspersen and under Section 20(a) of the Exchange Act against Mr. Taubman and Ms. Meates. The Company, Mr. Taubman and Ms. Meates moved to dismiss the amended complaint. We believe that this shareholder action is without merit and will defend it vigorously. The Company cannot exclude the possibility of any future litigation and/or proceedings related to this matter, including claims against the Company by Mr. Caspersen’s victims.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NYSE under the symbol “PJT.” There is no publicly traded market for our Class B common stock, which is held by the limited partners of PJT Partners Holdings LP.

As of February 21, 2017, there were 196 holders of record of our Class A common stock. This does not include the number of holders that hold Class A common stock in “street name” through banks or broker-dealers.

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

	Year Ended December 31, 2016
	High	Low	Dividends Per Share
First Quarter	$28.60	$19.96	$0.05
Second Quarter	$27.86	$21.52	$0.05
Third Quarter	$27.45	$22.28	$0.05
Fourth Quarter	$32.35	$25.53	$0.05

	Year Ended December 31, 2015
	High	Low	Dividends Per Share
Fourth Quarter	$29.08	$20.00	$—

Dividend Policy

The Company currently plans to regularly pay quarterly dividends. The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant.

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

The stock performance graph below compares the performance of an investment in our Class A common stock from October 1, 2015 (the first day our common stock began “regular-way” trading on the NYSE) through December 31, 2016, with that of the S&P 500 Index and the S&P Financials Index. Prior to October 1, 2015, there was no public market for our Class A common stock. Our Class A common stock traded on a “when-issued” basis prior to October 1, 2015. The graph assumes $100 was invested in our Class A common stock on October 1, 2015, and in the S&P 500 Index and the S&P Financials Index on September 30, 2015. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2016

The Company made no purchases of its Class A common stock during the fourth quarter of 2016.

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the issuance on October 11, 2016 and October 21, 2016 of LTIP Units in PJT Partners Holdings LP to two employees of the Company, PJT Partners Inc. issued a corresponding share of its Class B common stock, par value $0.01 per share, to each of these individuals on October 11, 2016 and October 21, 2016, respectively. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 6.	SELECTED FINANCIAL DATA

On October 1, 2015, the Company completed the reorganization of its business and the separation from Blackstone. For periods presented prior to October 1, 2015, the financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Blackstone. The results of operations for the year ended December 31, 2015 reflect the combined results of Blackstone’s operations for the period from January 1, 2015 to October 1, 2015 and the consolidated results of PJT Partners Inc., as reorganized and separated from Blackstone, through December 31, 2015. The results of operations for the year ended December 31, 2016 reflect the results as a stand-alone, independent publicly traded company.

The statement of operations data for each of the years ended December 31, 2016, 2015 and 2014 and the statement of financial condition data as of December 31, 2016 and 2015 set forth below are derived from the Company’s audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2013 and 2012 and the statement of financial condition data as of December 31, 2014 and December 31, 2013 are derived from the Company’s audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. The statement of financial condition data as of December 31, 2012 is derived from the Company’s unaudited financial statements that are not included elsewhere in this Annual Report on Form 10-K. The Company’s financial data are not indicative of our future performance and, for the years ended prior to December 31, 2016, do not necessarily reflect what our financial condition and results of operations would have been had we been operating as an independent, publicly traded company, including changes that occurred in our operations and capitalization as a result of the spin-off from Blackstone.

The selected consolidated and combined financial data should be read in conjunction with “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes thereto included in this Annual Report on Form 10-K:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data
Revenues
Advisory Fees	$377,610	$286,014	$271,278	$256,433	$244,439
Placement Fees	114,968	114,058	127,664	136,726	106,764
Interest Income and Other	6,852	5,866	2,127	3,795	3,414
Total Revenues	499,430	405,938	401,069	396,954	354,617
Expenses
Compensation and Benefits	381,000	315,195	317,478	339,778	318,255
Non-Compensation Expenses	103,930	96,679	76,053	70,976	75,553
Total Expenses	484,930	411,874	393,531	410,754	393,808
Income (Loss) Before Provision for Taxes	14,500	(5,936)	7,538	(13,800)	(39,191)
Provision for Taxes	9,392	239	3,046	3,373	3,357
Net Income (Loss)	5,108	(6,175)	$4,492	$(17,173)	$(42,548)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests	8,142	(13,751)
Net Income (Loss) Attributable to PJT Partners Inc.	$(3,034)	$7,576
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(0.17)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,292,717
Dividends Declared Per Share of Class A Common Stock	$0.20

		October 1, 2015 through December 31, 2015
Net Loss		$(24,935)
Net Loss Attributable to Redeemable Non-Controlling Interests		(13,751)
Net Loss Attributable to PJT Partners Inc.		$(11,184)
Net Loss Per Share of Class A Common Stock — Basic and Diluted		$(0.61)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted		18,258,174

	December 31,
	2016	2015	2014	2013	2012
Statement of Financial Condition Data
Total Assets (a)	$590,476	$467,252	$347,951	$319,662	$313,873
Total Liabilities (b)	$177,060	$125,317	$15,631	$18,334	$28,285
Redeemable Non-Controlling Interests (c)	$421,976	$309,855	$—	$—	$—
Total Equity (Deficit) (c)	$(8,560)	$32,080	$332,320	$301,328	$285,588

(a)

Total Assets increased at December 31, 2016 primarily due to increases in Cash and Cash Equivalents generated from operating activities during the year and Accounts Receivable. Total Assets increased at December 31, 2015 primarily related to the additional deferred tax asset recorded on October 1, 2015 related to the spin-off from Blackstone and the identifiable intangible assets recorded as part of the acquisition of PJT Capital LP.

(b)

Total Liabilities increased at December 31, 2016 primarily related to an increase in Accrued Compensation and Benefits related to the increase in total revenues between the year ended December 31, 2015 and 2016, partially offset by a decrease in Accounts Payable, Accrued Expenses and Other Liabilities. Total Liabilities increased at December 31, 2015 primarily related to an increase in Accrued Compensation and Benefits. Prior to the spin-off on October 1, 2015, intercompany amounts due to Blackstone were typically settled monthly, which included settlements of accruals for forecast year-end incentive compensation. Blackstone retained and paid the accrual for 2015 incentive compensation in respect of amounts recorded at September 30, 2015. Incentive compensation recorded during the fourth quarter of 2015 and going forward is recorded and paid by us.

(c)	These amounts reflect the allocation of Net Income (Loss) and the adjustment to measure the Redeemable Non-Controlling Interests at their current redemption value at each reporting date.
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners Inc.’s Consolidated and Combined Financial Statements and the related notes included in this Annual Report on Form 10‑K.

The financial statements, which are discussed below, reflect the historical financial condition, results of operations and cash flows of the strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of The Blackstone Group L.P. (“Blackstone”) for periods presented prior to October 1, 2015, the date that the spin-off and related transactions were completed. The financial information discussed below and included in this Annual Report on Form 10-K for such periods may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone company during the periods presented and the financial information discussed below and included in this Annual Report on Form 10-K may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future.

Our Business

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. We offer a unique portfolio of advisory services designed to help our clients realize major corporate milestones and solve complex issues. We also provide, through Park Hill Group, private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

We have world-class franchises in each of the areas in which we compete. Our strategic advisory business offers a broad range of financial advisory and transaction execution capability, including mergers and acquisitions (“M&A”), joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Our restructuring and special situations business is one of the world’s leading advisors in restructurings and recapitalizations, both in and out of court, around the globe. With vast expertise in highly complex capital structure challenges, our Restructuring and Special Situations Group’s services include advising companies, creditors and financial sponsors on recapitalizations, reorganizations, exchange offers, debt repurchases, capital raises and distressed mergers and acquisitions. Park Hill Group, our private fund advisory and placement business, is a world-leading fund placement agent and provides private fund advisory and placement services for a diverse range of investment strategies. Moreover, Park Hill Group is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups.

Spin-off from Blackstone

See Note 3. “Reorganization and Spin-off” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A announced volumes during full-year 2016 were down 16% compared with the prior year.1 However, we are still in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Despite a rebound in energy and commodity prices, distressed activity remained elevated during the year given a number of energy companies which continued their restructuring processes. While there may be fewer opportunities in the energy sector near-term, we expect restructuring activity to continue in sectors such as retail; merchant power; healthcare; and technology, media and telecommunications.

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

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for Full Year 2016, based on figures extracted from Thomson Reuters databases as of December 30, 2016.

particular expertise in large, complex and high-profile deals. In conjunction with providing such restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services provided by Park Hill Group include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Advisory Fees typically consist of retainer and transaction-based fee arrangements. The amount and timing of the fees paid vary by the type of engagement. The majority of our Advisory Fees are dependent on the successful completion of a transaction.

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

Fund placement fees earned for services provided to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically the London Interbank Offered Rate (“LIBOR”) plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, we recognize revenue at each closing as our performance obligations are fulfilled. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value (“NAV”). Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed and determinable.

We may receive non-refundable up-front fees upon execution of agreements with clients to provide placement services, which are recorded as revenues in the period over which services are provided.

Revenues from Affiliates – For periods presented prior to October 1, 2015, we reported revenues earned from services provided to portfolio companies owned or controlled by Blackstone as well as funds managed by Blackstone as Revenues from Affiliates in our Consolidated and Combined Statements of Operations. Advisory Fees from such assignments were 1.5% and 11.8% of our total Advisory Fees for the years ended December 31, 2015 and 2014, respectively. Placement Fees from such assignments were 12.6% and 11.7% of our total Placement Fees for the years ended December 31, 2015 and 2014, respectively. There were no revenues earned from affiliates for the year ended December 31, 2016.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable, miscellaneous income, foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars and sublease income. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

Expenses

Compensation and Benefits – Compensation and Benefits expense includes employee and partner salaries, bonuses, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to employees and partners. Changes in this expense are driven by fluctuations in the number of employees, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus and equity plans can also have a significant impact on this expense category and may vary from year to year.

We maintain compensation programs, including base salary, cash bonus awards and equity bonus awards and benefits programs and manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel and it reflects the impact of newly-hired senior professionals, including related grants of equity awards which are generally valued at their grant date.

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

Income Taxes – PJT Partners Inc. is a corporation subject to U.S. federal, state and local income taxes in jurisdictions where it does business. The Company’s businesses generally operate as partnerships for U.S. federal and state purposes and as corporate entities in non-U.S. jurisdictions. In the U.S. federal and state jurisdictions, taxes related to income earned by these entities generally represent obligations of the individual members and partners. Prior to October 1, 2015, these taxes were not reflected in the Company’s consolidated and combined financial statements.

The operating entities have generally been subject to New York City Unincorporated Business Tax (“UBT”) and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable. These taxes have been reflected in the Company’s consolidated and combined financial statements.

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

Redeemable Non-Controlling Interests

Following the spin-off on October 1, 2015, PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) have redemption rights not solely within the Company’s control and thus their ownership interest is considered a redeemable non-controlling interest. Redeemable Non-Controlling Interests have been presented separately from Equity in the Consolidated and Combined Statements of Financial Condition and the portion of net income or loss attributable to the redeemable non-controlling interests has been presented separately in the Consolidated and Combined Statements of Operations.

Consolidated and Combined Results of Operations

The following table sets forth our consolidated and combined results of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$377,610	$286,014	$271,278	$91,596	32%	$14,736	5%
Placement Fees	114,968	114,058	127,664	910	1%	(13,606)	-11%
Interest Income and Other	6,852	5,866	2,127	986	17%	3,739	176%
Total Revenues	499,430	405,938	401,069	93,492	23%	4,869	1%
Expenses
Compensation and Benefits	381,000	315,195	317,478	65,805	21%	(2,283)	-1%
Occupancy and Related	25,815	32,682	25,601	(6,867)	-21%	7,081	28%
Travel and Related	11,480	14,082	13,382	(2,602)	-18%	700	5%
Professional Fees	18,925	19,814	10,837	(889)	-4%	8,977	83%
Communications and Information Services	8,875	7,622	7,048	1,253	16%	574	8%
Depreciation and Amortization	14,026	14,872	7,773	(846)	-6%	7,099	91%
Other Expenses	24,809	7,607	11,412	17,202	226%	(3,805)	-33%
Total Expenses	484,930	411,874	393,531	73,056	18%	18,343	5%
Income (Loss) Before Provision for Taxes	14,500	(5,936)	7,538	20,436	N/M	(13,474)	N/M
Provision for Taxes	9,392	239	3,046	9,153	N/M	(2,807)	-92%
Net Income (Loss)	5,108	(6,175)	$4,492	11,283	N/M	$(10,667)	N/M
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests	8,142	(13,751)		21,893	N/M
Net Income (Loss) Attributable to PJT Partners Inc.	$(3,034)	$7,576		$(10,610)	N/M

N/M	Not meaningful.

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

Year Ended December 31, 2016 versus Year Ended December 31, 2015

Revenues

Total Revenues were $499.4 million for the year ended December 31, 2016, an increase of $93.5 million compared with $405.9 million for the year ended December 31, 2015. The increase in Total Revenues was primarily driven by an increase of $91.6 million in Advisory Fees. The increase in Advisory Fees was driven by an overall increase in the number of clients and size of fees during the year ended December 31, 2016, primarily within the restructuring and special situations business. Placement Fees were $115.0 million for the year ended December 31, 2016, approximately flat compared with $114.1 million for the year ended December 31, 2015.

The following table provides revenue statistics for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Advisory Fees
Number of Clients	145	134	142
Number of Fee-Paying Clients with $1 Million or More	86	63	68
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	—	1	—
Percentage of Such Clients’ Fees of Total Advisory Fees	—	13.9%	—
Placement Fees
Number of Clients	78	76	75
Number of Fee-Paying Clients with $1 Million or More	31	35	35
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	—	—	—
Percentage of Such Clients’ Fees of Total Placement Fees	—	—	—

Expenses

Expenses were $484.9 million for the year ended December 31, 2016, an increase of $73.1 million compared with $411.9 million for the year ended December 31, 2015. The increase in expenses was primarily attributable to increases in Compensation and Benefits and Other Expenses of $65.8 million and $17.2 million, respectively, and partially offset by a decrease in Occupancy and Related of $6.9 million. The increase in Compensation and Benefits was primarily due to a full year of amortization of equity compensation related to the spin-off, as well as an increase in headcount and improved business performance. The increase in Other Expenses was primarily due to the previously disclosed $3.3 million charge (including an offset for insurance recovery) recorded in the first quarter of 2016, certain spin-off-related payables due to Blackstone, an increase in bad debt expense and increased costs associated with our operation as a stand-alone public company since October 1, 2015. The decrease in Occupancy and Related was primarily due to the prior year reflecting rent expense for both current and previous office locations during the period of transition.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2016 and 2015 was $9.4 million and $0.2 million, respectively. This resulted in an effective tax rate of 64.8% and -4.0%, respectively, based on our Income Before Provision for Taxes of $14.5 million for the year ended December 31, 2016 and Loss Before Provision for Taxes of $5.9 million for the year ended December 31, 2015. The effective tax rate increased in the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to the Company’s new entity structure on October 1, 2015 as a publicly traded corporation and due to permanent differences related to compensation and amounts the Company has agreed to pay Blackstone with respect to net realized cash benefits arising from certain compensation-related tax deductions.

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

Year Ended December 31, 2015 versus Year Ended December 31, 2014

Revenues

Total Revenues were $405.9 million for the year ended December 31, 2015, an increase of $4.9 million compared with $401.1 million for the year ended December 31, 2014. The increase in Total Revenues was primarily attributable to an increase of $14.7 million in Advisory Fees, partially offset by a decrease of $13.6 million in Placement Fees. The increase in Advisory Fees was primarily driven by significant fee realizations on a number of M&A transactions that closed during the year. The decrease in Placement Fees was primarily due to a decrease in corporate private placement fees, partially offset by an increase in fund placement fees.

Expenses

Expenses were $411.9 million for the year ended December 31, 2015, an increase of $18.3 million compared with $393.5 million for the year ended December 31, 2014. The increase in expenses was primarily attributable to increases in Professional Fees, Depreciation and Amortization and Occupancy and Related Expenses of $9.0 million, $7.1 million and $7.1 million, respectively, and partially offset by decreases of $3.8 million and $2.3 million in Other Expenses and Compensation and Benefits, respectively. The increase in Professional Fees was primarily related to an increase in legal and other professional services expense incurred in connection with the spin-off. The increase in Depreciation and Amortization was related to the impairment of intangible assets, as further described in Note 6. “Goodwill and Intangible Assets” and additional intangible assets associated with the acquisition of PJT Capital LP, as further described in Note 4. “Business Combinations” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. The increase in Occupancy and Related was primarily due to increased rent expense associated with the continuation of rent expense in our previous office locations during the period of transition into new office locations in New York, London and Hong Kong. The decrease in Other Expenses was primarily due to reversal of bad debt expense in 2015. The decrease in Compensation and Benefits was primarily from a change in terms of deferred compensation plan awards and a decrease in transaction-based equity amortization, and partially offset by an increase due to the Company’s decision to pay in cash the portion of partner discretionary compensation that would have otherwise been paid in deferred equity.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2015 and 2014 was $0.2 million and $3.0 million, respectively. This resulted in an effective tax rate of -4.0% and 40.4%, respectively, based on our Loss Before Provision for Taxes of $5.9 million for the year ended December 31, 2015 and Income Before Provision for Taxes of $7.5 million for the year ended December 31, 2014. The effective tax rate decreased in the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily due to the Company’s new entity structure on October 1, 2015 as a publicly traded corporation and the tax benefit recorded with respect to the operating loss incurred during the three months ended December 31, 2015.

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets have historically comprised cash and receivables earned from strategic advisory and placement fees. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses and taxes payable. We expect to pay a significant amount of incentive compensation late each year or during the first two months of each calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

Additionally, in connection with the spin-off, we entered into a credit facility with First Republic Bank to provide a $60.0 million revolving credit facility, with the ability to increase the credit facility up to $80.0 million during the period beginning December 1 each year through March 1 the following year, so long as no event of default has occurred and is continuing or would be caused by exercising such option. The revolving credit facility is further described in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

On October 10, 2016, PJT Partners Holdings LP entered into a Renewal Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, amending the terms of the Company’s revolving credit facility under the Loan Agreement. The Renewal Agreement provides for a one-year extension of the maturity of the revolving credit facility to October 2, 2018.

As of December 31, 2016 and 2015, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

We evaluate our cash needs on a regular basis in light of current market conditions. As of December 31, 2016 and 2015, we had cash and cash equivalents of $152.4 million and $82.3 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of December 31, 2016 and 2015, total accounts receivable were $227.6 million and $169.6 million, respectively, net of allowance for doubtful accounts of $4.4 million and $0.9 million, respectively. As of December 31, 2016 and 2015, $73.1 million and $62.6 million, respectively, of receivables attributable to our private fund advisory and placement business were expected to be collected at or more than one year from each date.

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

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 15. “Regulated Entities” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, restructuring and special situations and private fund advisory and placement services. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Our activities may also be subject to regulation, including regulatory capital requirements, by various other foreign jurisdictions and self-regulatory organizations.

We do not anticipate that compliance with any and all such requirements will materially adversely impact the availability of funds for domestic and parent-level purposes.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2016:

Contractual Obligations	2017	2018–2019	2020–2021	Thereafter	Total
	(Dollars in Thousands)
Operating Leases (a)	$19,193	$34,832	$33,564	$101,223	$188,812
Capital Leases (including interest)	100	200	81	—	381
Purchase Obligations	3,498	1,617	56	—	5,171
Amount Due Pursuant to Tax Receivable Agreement (b)	10	129	129	696	964
Total	$22,801	$36,778	$33,830	$101,919	$195,328

(a)

We lease our primary office space under agreements that expire at various dates through 2030. Further disclosure regarding rent is presented in Note 13. “Commitments and Contingencies—Commitments, Leases” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. In connection with these lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in the Consolidated and Combined Statements of Financial Condition. The amounts presented are net of contractual sublease commitments.

(b)

As of December 31, 2016, the Company had an amount due of $1.0 million pursuant to the tax receivable agreement in the consolidated and combined financial statements, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in Note 2. “Summary of Significant Accounting Policies” and Note 12. “Transactions with Related Parties” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Commitments and Contingencies

Litigation

As also discussed in Note 13. “Commitments and Contingencies—Litigation” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing, the Company previously recorded an expense of $8.9 million related to the Caspersen matter, which represented the amount that was considered to be probable and reasonably estimable as well as a related insurance reimbursement of $5.6 million deemed probable of receipt during the year ended December 31, 2016. The Company made payments totaling $8.9 million related to the charge and also received a $5.6 million insurance reimbursement during the year ended December 31, 2016.

With respect to potential additional claims related to funds fraudulently obtained by Mr. Caspersen, we believe that the total potential amount of any such claims to be less than $30 million, any such claims would be without merit and we would vigorously defend any such actions.

For other matters, including the litigation discussed under the caption “Legal Proceedings” elsewhere in this report, we are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations. However, the disposition of these contingencies could be material to our financial results in the period in which it occurs.

Indemnifications

We enter into contracts, including contracts with Blackstone relating to the spin-off, which contain a variety of indemnifications. Our maximum exposure under these arrangements is not known. However, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Other

See Notes 8, 10, 13 and 14 in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information in connection with income taxes, equity compensation plans, commitments and employee benefit plans, respectively.

Off-Balance Sheet Arrangements

The Company is not involved with any off-balance sheet arrangements that are not elsewhere reflected in our consolidated and combined financial statements.

Critical Accounting Policies

We prepare our consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America. In applying many of these accounting principles, we need to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in our consolidated and combined financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.)

Revenue Recognition

Revenues consist of Advisory Fees, Placement Fees and Interest Income and Other. Fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured.

Advisory Fees – Advisory Fees typically consist of retainer and transaction-based fee arrangements related to strategic advisory services, restructuring and special situations services and secondary advisory services provided by Park Hill Group. Advisory retainer and transaction-based fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. The amount and timing of the fees paid vary by the type of engagement. The majority of the Advisory Fees are dependent on the successful completion of a transaction.

Placement Fees – Placement Fees consist of fund placement services for alternative investment funds and private placements for corporate clients. Placement fees earned for services to corporate clients are recognized as earned upon successful completion of the transaction. Fund placement fees earned for services to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically LIBOR plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, revenue is recognized at each closing as the performance obligations are fulfilled. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end NAV. Typically, fees for such open-end fund structures are earned over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed and determinable.

The Company may receive non-refundable up-front fees upon execution of agreements with clients to provide placement services, which are recorded as revenues in the period over which services are provided.

Accrued but unpaid Advisory and Placement Fees are included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable, miscellaneous income, foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars and sublease income. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

Deferred Revenue – Deferred Revenue represents the receipt of Advisory and Placement Fees prior to such amounts being earned and is recognized using the straight-line method over the period that it is earned.

Expenses

Compensation and Benefits – Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and partners, and (b) equity-based compensation associated with the grants of equity-based awards to employees and partners. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

In certain instances, the Company may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied during the vesting period, the remaining unrecognized compensation cost is accelerated.

At the Company’s discretion, the Company may provide compensation to certain employees with repayment obligations. Such payments are recorded in Compensation and Benefits in the Consolidated and Combined Statements of Operations. The Company assesses the potential risk of forfeiture and likelihood of recouping amounts paid, and if deemed necessary, records a provision for forfeitures in the financial statements.

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to Blackstone’s initial public offering (“IPO”) as well as from the acquisition of PJT Capital LP that occurred on October 1, 2015. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available which is regularly reviewed by management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred tax assets and liabilities. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. The Company assesses positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction.

Tax Receivable Agreement

Holders of Partnership Units (other than PJT Partners Inc.) may, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement) exchange their Partnership Units for cash or, at our election, for shares of Class A common stock of PJT Partners Inc. on a one-for-one basis. PJT Partners Holdings LP intends to make an election under Section 754 of the Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The Internal Revenue Service may challenge all or part of the tax basis increase and increased deductions, and a court could sustain such a challenge.

We have entered into a tax receivable agreement that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of PJT Partners Inc. and not of PJT Partners Holdings LP. PJT Partners Inc. expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes.

In connection with the exchange of Partnership Units for cash in the quarter ended December 31, 2016, we recorded an estimated deferred tax asset of $1.1 million as a result of the increase in the tax basis of the Company’s assets attributable to the exchanges. Pursuant to the tax receivable agreement, 85% (or $1.0 million) of the tax benefits associated with this portion of the deferred tax asset and payable to such exchanging partners generally over 15 years and are recorded as Amount Due Pursuant to Tax Receivable Agreement in the Consolidated and Combined Statements of Financial Condition. The remaining tax benefit of $0.2 million is allocable to the Company and is recorded in Additional Paid-In Capital.

For purposes of the tax receivable agreement, the cash tax savings in income tax is computed by comparing the actual income tax liability of PJT Partners Inc. (calculated with certain assumptions) to the amount of such taxes that PJT Partners Inc. would have been required to pay had there been no increase to the tax basis of the assets of PJT Partners Holdings LP as a result of the exchanges and had PJT Partners Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless PJT Partners Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or PJT Partners Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations generally will be accelerated and due as if PJT Partners Inc. had exercised its right to terminate the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP, the payments that PJT Partners Inc. may make under the tax receivable agreement will be substantial. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by the holders of Partnership Units.

We account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from future exchanges as follows:

•	we record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal, state and local tax rates at the date of the exchange;
•

to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we reduce the deferred tax asset with a valuation allowance; and

•

we record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the Amount Due Pursuant to Tax Receivable Agreement and the remaining 15% of the estimated realizable tax benefit as an increase to Additional Paid-In Capital.

The effects of changes in estimates after the date of the redemption or exchange as well as subsequent changes in the enacted tax rates would be included in net income.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on PJT Partners can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Emerging Growth Company Implications

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies that are not emerging growth companies. These provisions include: (a) exemptions from the requirements to hold non-binding shareholder advisory votes on executive compensation or golden parachute arrangements, (b) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting, and (c) reduced disclosure about our executive compensation arrangements.

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

Credit Risk

We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. As of December 31, 2016 and 2015, our allowance for doubtful accounts was $4.4 million and $0.9 million, respectively, representing 1.9% and 0.5%, respectively, of the gross accounts receivable at the respective dates.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the years ended December 31, 2016 and 2015, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated and Combined Statements of Comprehensive Income (Loss) were gains of $0.3 million and $0.6 million, respectively, and in Interest Income and Other in the Consolidated and Combined Statements of Operations, a gain of $0.2 million and a loss of $0.2 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods as we do not consider there to be significant foreign exchange risk at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

We have audited the accompanying consolidated and combined statements of financial condition of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of PJT Partners Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2017

PJT Partners Inc.

Consolidated and Combined Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2016	2015
Assets
Cash and Cash Equivalents	$152,431	$82,322
Restricted Cash	—	827
Accounts Receivable (net of allowance for doubtful accounts of $4,374 and $862 at December 31, 2016 and December 31, 2015, respectively)	227,560	169,590
Intangible Assets, Net	14,713	23,646
Goodwill	72,286	75,769
Furniture, Equipment and Leasehold Improvements, Net	38,155	31,490
Other Assets	14,374	14,920
Deferred Tax Asset, Net	70,957	68,688
Total Assets	$590,476	$467,252
Liabilities, Redeemable Non-Controlling Interests and Equity (Deficit)
Accrued Compensation and Benefits	$140,076	$81,221
Accounts Payable, Accrued Expenses and Other Liabilities	17,354	29,533
Deferred Rent Liability	16,353	12,414
Amount Due Pursuant to Tax Receivable Agreement	964	—
Taxes Payable	1,527	1,672
Deferred Revenue	786	477
Total Liabilities	177,060	125,317
Commitments and Contingencies
Redeemable Non-Controlling Interests	421,976	309,855
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 18,003,272 issued and outstanding at December 31, 2016; 17,966,456 issued and outstanding at December 31, 2015)	180	180
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 271 issued and outstanding at December 31, 2016; 300 issued and outstanding at December 31, 2015)	—	—
Additional Paid-In Capital	9,145	43,132
Retained Deficit	(17,946)	(11,184)
Accumulated Other Comprehensive Income (Loss)	61	(48)
Total Equity (Deficit)	(8,560)	32,080
Total Liabilities, Redeemable Non-Controlling Interests and Equity (Deficit)	$590,476	$467,252

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Advisory Fees	$377,610	$286,014	$271,278
Placement Fees	114,968	114,058	127,664
Interest Income and Other	6,852	5,866	2,127
Total Revenues	499,430	405,938	401,069
Expenses
Compensation and Benefits	381,000	315,195	317,478
Occupancy and Related	25,815	32,682	25,601
Travel and Related	11,480	14,082	13,382
Professional Fees	18,925	19,814	10,837
Communications and Information Services	8,875	7,622	7,048
Depreciation and Amortization	14,026	14,872	7,773
Other Expenses	24,809	7,607	11,412
Total Expenses	484,930	411,874	393,531
Income (Loss) Before Provision for Taxes	14,500	(5,936)	7,538
Provision for Taxes	9,392	239	3,046
Net Income (Loss)	5,108	$(6,175)	$4,492
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests	8,142	(13,751)
Net Income (Loss) Attributable to PJT Partners Inc.	$(3,034)	$7,576
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(0.17)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,292,717
Revenues Earned from Affiliates
Advisory Fees	$—	$4,220	$31,948
Placement Fees	$—	$14,329	$14,911

		October 1, 2015 through December 31, 2015
Net Loss		$(24,935)
Net Loss Attributable to Redeemable Non-Controlling Interests		(13,751)
Net Loss Attributable to PJT Partners Inc.		$(11,184)
Net Loss Per Share of Class A Common Stock — Basic and Diluted		$(0.61)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted		18,258,174

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Net Income (Loss)	$5,108	$(6,175)	$4,492
Other Comprehensive Income, Net of Tax — Currency Translation Adjustment	252	622	1,243
Comprehensive Income (Loss)	5,360	(5,553)	$5,735
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests	8,285	(6)
Comprehensive Loss Attributable to PJT Partners Inc.	$(2,925)	$(5,547)

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated			Redeemable
	Class A	Class B	Class A	Class B	Additional		Other	Former Parent		Non-
	Common	Common	Common	Common	Paid-In	Retained	Comprehensive	Company		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Investment	Total	Interests
Balance at December 31, 2013	—	—	$—	$—	$—	$—	$(233)	$301,561	$301,328	$—
Net Income	—	—	—	—	—	—	—	4,492	4,492	—
Currency Translation Adjustment	—	—	—	—	—	—	1,243	—	1,243	—
Net Increase in Former Parent Company Investment	—	—	—	—	—	—	—	25,257	25,257	—
Balance at December 31, 2014	—	—	—	—	—	—	1,010	331,310	332,320	—
Net Income	—	—	—	—	—	—	—	18,760	18,760	—
Currency Translation Adjustment	—	—	—	—	—	—	635	—	635	—
Net Decrease in Former Parent Company Investment	—	—	—	—	—	—	—	(95,530)	(95,530)	—
Balance Before Spin-Off	—	—	—	—	—	—	1,645	254,540	256,185	—
Settlement of Due from Blackstone Balances	—	—	—	—	24,002	—	—	—	24,002	—
Establishment of Deferred Tax Asset Related to Reorganization	—	—	—	—	62,267	—	—	—	62,267	—
Tax Distributions	—	—	—	—	—	—	—	—	—	(4,663)
Forfeiture Liability for Equity Awards	—	—	—	—	(1,319)	—	—	—	(1,319)	—
Net Loss	—	—	—	—	—	(11,184)	—	—	(11,184)	(13,751)
Currency Translation Adjustment	—	—	—	—	—	—	(13)	—	(13)	—
Reorganization of Equity Structure	—	—	—	—	146,227	—	(1,680)	(254,540)	(109,993)	119,858
Issuance of Class A Common Stock	17,966,456	—	180	—	—	—	—	—	180	—
Issuance of Class B Common Stock	—	300	—	—	—	—	—	—	—	—
Equity-Based Compensation	—	—	—	—	11,782	—	—	—	11,782	8,589
Adjustment of Redeemable Non- Controlling Interests to Fair Value	—	—	—	—	(199,822)	—	—	—	(199,822)	199,822
Other	—	—	—	—	(5)	—	—	—	(5)	—
Balance at December 31, 2015	17,966,456	300	$180	$—	$43,132	$(11,184)	$(48)	$—	$32,080	$309,855

(continued)

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated		Redeemable
	Class A	Class B	Class A	Class B	Additional		Other		Non-
	Common	Common	Common	Common	Paid-In	Retained	Comprehensive		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total	Interests
Balance at December 31, 2015	17,966,456	300	$180	$—	$43,132	$(11,184)	$(48)	$32,080	$309,855
Net Income (Loss)	—	—	—	—	—	(3,034)	—	(3,034)	8,142
Currency Translation Adjustment	—	—	—	—	—	—	109	109	143
Dividends	—	—	—	—	—	(3,728)	—	(3,728)	—
Tax Distributions	—	—	—	—	—	—	—	—	(12,381)
Non-Cash Contributions from Former Parent	—	—	—	—	8,566	—	—	8,566	—
Equity-Based Compensation	—	—	—	—	50,510	—	—	50,510	38,500
Forfeiture Liability for Equity Awards	—	—	—	—	804	—	—	804	—
Net Share Settlement	—	—	—	—	(230)	—	—	(230)	(36)
Issuance of Shares of Class A Common Stock	36,816	—	—	—	—	—	—	—	—
Issuance of Shares of Class B Common Stock	—	7	—	—	(8,933)	—	—	(8,933)	8,933
Forfeitures of Shares of Class B Common Stock	—	(3)	—	—	1,511	—	—	1,511	(1,511)
Cash-Settled Exchanges of Partnership Units	—	(33)	—	—	170	—	—	170	(16,054)
Adjustment of Redeemable Non- Controlling Interests to Redemption Value	—	—	—	—	(86,385)	—	—	(86,385)	86,385
Balance at December 31, 2016	18,003,272	271	$180	$—	$9,145	$(17,946)	$61	$(8,560)	$421,976

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net Income (Loss)	$5,108	$(6,175)	$4,492
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	89,010	38,614	66,464
Depreciation and Amortization Expense	14,026	14,760	7,773
Bad Debt Expense (Recovery)	4,132	(2,260)	882
Foreign Currency Transaction Gains	710	—	—
Deferred Taxes	2,293	—	—
Other Non-Cash Amounts Included in Net Income (Loss)	—	834	(87)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(64,853)	(4,517)	(1,265)
Receivable from Affiliates	—	28,464	5,294
Due from Blackstone	—	35,042	(26,712)
Deferred Tax Assets	—	(66,090)	—
Other Assets	(429)	(12,126)	(4,149)
Accrued Compensation and Benefits	63,160	53,146	(3,533)
Accounts Payable, Accrued Expenses and Other Liabilities	(1,119)	20,556	299
Deferred Rent Liability	4,604	12,414	—
Deferred Tax Liability	—	106	—
Taxes Payable	(145)	512	(233)
Deferred Revenue	354	(1,097)	764
Net Cash Provided by Operating Activities	116,851	112,183	49,989
Investing Activities
Note Issued to Employee	—	(550)	—
Proceeds from Repayment of Note Issued to Employee	538	—	—
Cash from Acquisition of PJT Capital LP	—	12,653	—
Purchases of Intangible Assets	—	(1,337)	—
Purchases of Furniture, Equipment and Leasehold Improvements	(13,088)	(34,582)	—
Dispositions of Furniture, Equipment and Leasehold Improvements	—	457	—
Change in Restricted Cash	757	(827)	—
Net Cash Used in Investing Activities	(11,793)	(24,186)	—

(continued)

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Financing Activities
Dividends	$(3,728)	$—	$—
Tax Distributions	(12,381)	(4,663)	—
Contributions from Former Parent	—	49,371	—
Distribution to Former Parent	—	(88,895)	—
Employee Taxes Paid for Shares Withheld	(266)	—	—
Cash-Settled Exchanges of Partnership Units	(16,054)	—	—
Principal Payments on Capital Lease Obligations	(88)	(21)	—
Net Decrease from Former Parent Company Investment	—	—	(41,120)
Net Cash Used in Financing Activities	(32,517)	(44,208)	(41,120)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,432)	—	—
Net Increase in Cash and Cash Equivalents	70,109	43,789	8,869
Cash and Cash Equivalents, Beginning of Period	82,322	38,533	29,664
Cash and Cash Equivalents, End of Period	$152,431	$82,322	$38,533
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, including those to Former Parent, Net of Refunds Received	$6,813	$3,518	$3,668
Supplemental Disclosure of Significant Non-Cash Activities
Non-Cash Contributions from Former Parent	$8,566	$—	$—
Acquisition of PJT Capital LP
Accounts Receivable	—	(1,170)	—
Furniture, Equipment and Leasehold Improvements, Net	—	(334)	—
Other Assets	—	(362)	—
Intangible Assets	—	(13,300)	—
Goodwill	3,483	(6,896)	—
Deferred Tax Asset	(3,483)	—	—
Accrued Compensation and Benefits	—	29,424	—
Accounts Payable, Accrued Expenses and Other Liabilities	—	4,626	—
Taxes Payable	—	665	—
Reorganization and Separation Adjustments
Accounts Receivable	—	1,281	—
Receivable from Affiliates	—	(16,302)	—
Due from Blackstone	—	1,475	—
Furniture, Equipment and Leasehold Improvements, Net	—	4,258	—
Other Assets	—	70	—
Accrued Compensation and Benefits	—	(10,527)	—
Accounts Payable, Accrued Expenses and Other Liabilities	—	(445)	—
Taxes Payable	—	433	—
Accumulated Other Comprehensive Income	—	(1,680)	—
Furniture, Equipment and Leasehold Improvements, Net Included in Accounts Payable, Accrued Expenses and Other Liabilities	—	(7,296)	—

See notes to consolidated and combined financial statements.

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

PJT Partners delivers a wide array of strategic advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a unique portfolio of advisory services designed to help its clients realize major corporate milestones and solve complex issues. Also, through the Park Hill Group, the Company provides private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

The Company did not operate as an independent, stand-alone entity for all periods included in these consolidated and combined financial statements. Prior to the spin-off on October 1, 2015, the Company’s operations were included in Blackstone’s results as they were historically managed as part of Blackstone, in conformity with GAAP. For periods prior to October 1, 2015, the accompanying consolidated and combined financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Blackstone. Additionally prior to October 1, 2015, Blackstone’s net investment in PJT Partners was shown as Former Parent Company Investment in lieu of Stockholders’ Equity in the consolidated and combined financial statements.

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

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Both the Company and Blackstone consider the basis on which the expenses were previously allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented prior to October 1, 2015. The allocations may not, however, reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if PJT Partners had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the spin-off, the Company has been performing these functions using its own resources or purchased services. For an interim period, however, some of these functions may continue to be provided by Blackstone, pursuant to a transition services agreement for a period of 24 months with the option for Blackstone or the Company to terminate any given service with 60 days’ notice. See Note 12. “Transactions with Related Parties” for further information on services provided by Blackstone to the Company for the years ended December 31, 2016 and 2015.

During the second quarter of 2016, a misstatement was identified in the accounting for certain partnership interests in PJT Partners Holdings LP, which resulted in a reclassification from Redeemable Non-Controlling Interests to Retained Deficit and Additional Paid-In Capital. In accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the misstatement from quantitative and qualitative perspectives, and concluded that it was immaterial to the prior periods. Consequently, the Company revised the historical consolidated financial information presented therein. The immaterial restatement resulted in a reduction in Retained Deficit and an increase in Additional Paid-In Capital of $99.8 million and $43.1 million, respectively, and a decrease in Redeemable Non-Controlling Interests of $142.9 million in the Company’s Consolidated and Combined Statements of Financial Condition and Statements of Changes in Equity (Deficit) as of December 31, 2015. This immaterial restatement had no impact in the Company’s Consolidated and Combined Statements of Operations and Statements of Cash Flows.

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

Advisory Fees – Advisory Fees typically consist of retainer and transaction-based fee arrangements related to strategic advisory services, restructuring and special situations services and secondary advisory services provided by Park Hill Group. Advisory retainer and transaction-based fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. The amount and timing of the fees paid vary by the type of engagement. The majority of the Advisory Fees are dependent on the successful completion of a transaction.

Placement Fees – Placement Fees consist of fund placement services for alternative investment funds and private placements for corporate clients. Placement fees earned for services to corporate clients are recognized as earned upon successful completion of the transaction. Fund placement fees earned for services to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically the London Interbank Offered Rate (“LIBOR”) plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, revenue is recognized at each closing as the performance obligations are fulfilled. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, fees for such open-end fund structures are earned over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed and determinable.

The Company may receive non-refundable up-front fees upon execution of agreements with clients to provide placement services, which are recorded as revenues in the period over which services are provided.

Accrued but unpaid Advisory and Placement Fees are included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents and outstanding placement fees receivable, miscellaneous income, foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars and sublease income. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

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

Cash and Cash Equivalents

Cash and Cash Equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash is primarily held at two major U.S. financial institutions.

As of December 31, 2016, the Company had cash equivalents of $50.0 million representing investments in U.S. Treasury bills. The Company had no such investments in U.S. Treasury bills as of December 31, 2015.

The fair values of the U.S. Treasury bills are based on quoted prices for recent trading activity in identical instruments and are classified accordingly as Level I in the fair value hierarchy.

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

The Company is reimbursed by certain clients for reasonable travel, telephone, postage and other out-of pocket expenses incurred in relation to services provided. Expenses that are directly related to such transactions and billable to clients are presented net in the Consolidated and Combined Statements of Operations. Reimbursable expenses that are outstanding are reported in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

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

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to Blackstone’s initial public offering (“IPO”) as well as from the acquisition of PJT Capital LP that occurred on October 1, 2015. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available which is regularly reviewed by management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

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

Comprehensive Income (Loss)

Comprehensive Income consists of Net Income (Loss) and Other Comprehensive Income (Loss). The Company’s Other Comprehensive Income (Loss) is comprised of foreign currency cumulative translation adjustments.

Redeemable Non-Controlling Interests

The holders of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) have redemption rights not solely within the Company’s control and thus is considered a redeemable non-controlling interest. Redeemable Non-Controlling Interests have been presented separately from Equity in the Consolidated and Combined Statements of Financial Condition and the portion of net income or loss attributable to the redeemable non-controlling interests has been presented separately in the Consolidated and Combined Statements of Operations.

The Company has elected to recognize any changes in the redemption value immediately as they occur and adjusts the carrying amount of the redeemable non-controlling interests to its redemption value at the end of each reporting period. Reductions in the carrying amount of the redeemable non-controlling interests are only recorded if the Company has previously recorded increases in the carrying amount of the redeemable non-controlling interests. The change in redemption value is recognized in Additional Paid-In Capital in the Consolidated and Combined Statements of Financial Condition.

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

In certain instances, the Company may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied during the vesting period, the remaining unrecognized compensation cost is accelerated.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

At the Company’s discretion, the Company may provide compensation to certain employees with repayment obligations. Such payments are recorded in Compensation and Benefits in the Consolidated and Combined Statements of Operations. The Company assesses the potential risk of forfeiture and likelihood of recouping amounts paid, and if deemed necessary, records a provision for forfeitures in the financial statements.

Income Taxes

PJT Partners Inc. is a corporation subject to U.S. federal, state and local income taxes in jurisdictions where it does business. The Company’s businesses generally operate as partnerships for U.S. federal and state purposes and as corporate entities in non-U.S. jurisdictions. In the U.S. federal and state jurisdictions, taxes related to income earned by these entities generally represent obligations of the individual members and partners. Prior to October 1, 2015, these taxes were not reflected in the Company’s consolidated and combined financial statements.

The operating entities have generally been subject to New York City Unincorporated Business Tax (“UBT”) and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable. These taxes have been reflected in the Company’s consolidated and combined financial statements.

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

The Company uses the asset and liability method of accounting for deferred tax assets and liabilities. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amount Due Pursuant to Tax Receivable Agreement

Holders of Partnership Units (other than PJT Partners Inc.) may, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement) exchange their Partnership Units for cash, or, at the Company’s election, for shares of Class A common stock of PJT Partners Inc. on a one-for-one basis. PJT Partners Holdings LP intends to make an election under Section 754 of the Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Company entered into a tax receivable agreement that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of PJT Partners Inc. and not of PJT Partners Holdings LP. PJT Partners Inc. expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes.

For purposes of the tax receivable agreement, the cash tax savings in income tax is computed by comparing the actual income tax liability of PJT Partners Inc. (calculated with certain assumptions) to the amount of such taxes that PJT Partners Inc. would have been required to pay had there been no increase to the tax basis of the assets of PJT Partners Holdings LP as a result of the exchanges and had PJT Partners Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless PJT Partners Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or PJT Partners Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations generally will be accelerated and due as if PJT Partners Inc. had exercised its right to terminate the tax receivable agreement.

The Company accounts for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from exchanges as follows:

•

the Company records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal, state and local tax rates at the date of the exchange;

•

to the extent the Company estimates that it will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, the Company’s expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and

•

the Company records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the Amount Due Pursuant to Tax Receivable Agreement and the remaining 15% of the estimated realizable tax benefit as an increase to Additional Paid-In Capital.

The effects of changes in estimates after the date of the redemption or exchange as well as subsequent changes in the enacted tax rates would be included in net income.

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

Contingencies and Litigation

The Company records loss contingencies if (a) information available prior to issuance of the consolidated and combined financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated and combined financial statements, and (b) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a loss will occur, the Company does not record an accrual for a loss contingency but describes the contingency and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made. Costs incurred with defending matters are expensed as incurred. Accruals related to loss contingencies are recorded in Other Expenses in the Consolidated and Combined Statements of Operations.

Insurance Reimbursements

Receipts from insurance reimbursements up to the amount of the losses recognized are considered recoveries. These recoveries are accounted for when they are probable of receipt. Insurance recoveries are not recognized prior to the recognition of the related loss. Any receivable for insurance recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable. Insurance reimbursements are recorded in Other Expenses in the Consolidated and Combined Statements of Operations.

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and determining the transaction price and amounts allocated to performance obligations. Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract. As originally proposed, the guidance was effective prospectively for annual periods beginning after December 15, 2016 including interim periods within that reporting period. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective for annual reporting periods beginning after December 31, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is still in the process of determining the full impact the adoption of this guidance will have on its financial statements, but plans to adopt the standard using the modified retrospective approach as of January 1, 2018. The Company continues to evaluate guidance issued from the various standard setters and interpretations as available and will provide additional information about the expected impact of adoption as available.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In September 2015, the FASB issued guidance on measurement period adjustments with respect to business combinations. The amendments apply to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. An entity is now required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, not on a retrospective basis as previously required. The amendments apply prospectively to adjustments to provisional amounts that occur in fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Adoption of this guidance did not have a material impact on the Company’s consolidated and combined financial statements.

In February 2016, the FASB issued new guidance regarding leases. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Entities are also required to provide enhanced disclosure about leasing arrangements. The amendments retain lease classifications, distinguishing finance leases from operating leases, using criteria that are substantially similar for distinguishing capital leases from operating leases in previous guidance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption requires a modified retrospective approach. While the Company is still in the process of determining the full impact this guidance will have on its financial statements, the Company has tentatively determined the following based on its evaluation to date: (a) the Company will adopt the standard as of January 1, 2019, and (b) the Company currently expects the adoption of this guidance to have a material impact on the statement of financial condition due to assets and liabilities related to current operating leases being recorded in the statement of financial condition.

In March 2016, the FASB issued amendments to the guidance on employee share-based payment accounting intended to improve the accounting for employee share-based payments. This amended guidance simplified several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The amendments were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted. The Company elected to early adopt the new guidance in the second quarter of fiscal year 2016, which required the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of the adoption was the recognition of excess tax benefits in the Company’s Provision for Taxes rather than Additional Paid-In Capital for all periods in the year ended December 31, 2016. As no excess tax benefits were previously recognized during the three months ended March 31, 2016, no adjustments were required to show the impact to the previously reported amounts. Additionally, there were no previously unrecognized excess tax benefits. The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively and prior periods have been adjusted to remove the amounts of excess tax benefits presented in operating and financing activities in the Consolidated and Combined Statements of Cash Flows. Such prior period adjustment was immaterial. Additionally, the Company has retrospectively included in financing activities on the Consolidated and Combined Statements of Cash Flows amounts for employee taxes paid in instances when the Company withheld shares for tax withholding purposes. The Company has elected to maintain its current accounting policy of estimating forfeitures in its computation of equity-based compensation expense. Upon the adoption of this guidance, the Company excluded the estimated impact of excess tax benefits and tax deficiencies from the calculation of assumed proceeds for determining diluted net income (loss) per share using the treasury stock method. There was no impact on net income (loss) per share of Class A common stock.

In June 2016, the FASB issued guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated and combined financial statements.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In November 2016, the FASB issued guidance that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated and combined financial statements.

In January 2017, the FASB issued an update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. This new guidance becomes effective for the Company in the first quarter of fiscal 2019 and is applied prospectively. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated and combined financial statements.

In January 2017, the FASB issued guidance intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This new guidance becomes effective for the Company in its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is applied prospectively. The Company expects that the adoption of this guidance will not have a material impact on its consolidated and combined financial statements.

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

•

PJT Partners Inc.’s new capital structure, including the allocation of income (loss) between PJT Partners Inc. and redeemable non-controlling interests and the net settlement of Blackstone’s former net investment in PJT Partners;

•

The recording of $55.4 million in cash, which amount was determined prior to the spin-off and took into account the accounts receivable the Company had as of the date of the spin-off and was designed to satisfy all regulatory and statutory reserve requirements to provide minimum working capital to the Company;

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

Acquisition of PJT Capital LP

On October 1, 2015, PJT Partners Holdings LP acquired all of the outstanding equity interests in PJT Capital LP. The effect of the transaction was a transfer of PJT Capital LP interests to PJT Partners Holdings LP in exchange for unvested PJT Partners Holdings LP units. No other consideration was transferred. This transaction was accounted for as a business combination and PJT Capital LP’s operating results have been included in the Company’s financial statements from the date of the transaction. The Company incurred $0.1 million of costs related to the acquisition, which were included in Professional Fees in the Consolidated and Combined Statement of Operations for the year ended December 31, 2015.

The following table summarizes the allocation of the purchase price for PJT Capital LP at the acquisition date as well as measurement period adjustments recorded:

	October 1, 2015	Measurement Period Adjustments	December 31, 2016
Assets
Cash	$12,653	$—	$12,653
Accounts Receivable	1,170	—	1,170
Furniture, Equipment and Leasehold Improvements	334	—	334
Other Assets	362	—	362
Intangible Assets	13,300	—	13,300
Deferred Tax Assets	—	3,483	3,483
Goodwill	6,896	(3,483)	3,413
	34,715	—	34,715
Liabilities
Accrued Compensation and Benefits	29,424	—	29,424
Accounts Payable, Accrued Expenses and Other Liabilities	4,626	—	4,626
Taxes Payable	665	—	665
	34,715	—	34,715
Net Assets Acquired	$—	$—	$—

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

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The estimated fair value of the intangible assets acquired, which consisted of PJT Capital LP’s backlog of client assignments that existed at the time of the acquisition and trade name was based, in part, on a valuation using an income approach or market approach and has been included in Intangible Assets, Net in the Consolidated and Combined Statements of Financial Condition. The estimated fair value ascribed to the identifiable intangible assets is amortized on a straight-line basis over the estimated useful lives of the assets over periods ranging between one and ten years.

The Consolidated and Combined Statement of Operations for the year ended December 31, 2015 included the results of PJT Capital LP from the date of acquisition, October 1, 2015, through December 31, 2015. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2014 is as follows:

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

The pro forma results include (a) the amortization of identifiable intangible assets of PJT Capital LP, and (b) the estimated income tax expense related to the historical earnings of PJT Capital LP, which as a result of the acquisition, would have been subject to income tax at the effective tax rate of the Company.

Acquisition of Customer Mandates

On October 1, 2015, PJT Partners (UK) Limited, a subsidiary of the Company, purchased certain open customer mandates and other assets from a subsidiary of its former Parent. This transaction was accounted for as an asset acquisition. There were no capitalized transaction costs and the total purchase price was $1.5 million. The customer mandates acquired were recorded as intangible assets and are amortized over their estimated useful lives of 18 months. In connection with the transaction, the Company acquired $1.3 million of customer mandates and $0.2 million of other assets and liabilities, net.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable are long-term receivables of $73.1 million and $62.6 million as of December 31, 2016 and 2015, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Long-term receivables that were more than 90 days past due were $2.7 million and $2.2 million as of December 31, 2016 and 2015, respectively.

Changes in the allowance for doubtful accounts related to long-term receivables are presented below:

	Year Ended December 31,
	2016	2015	2014
Balance, Beginning of Period	$—	$392	$1,621
Bad Debt Recovery	—	(392)	(1,229)
Balance, End of Period	$—	$—	$392

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

	December 31,
	2016	2015
Balance, Beginning of Year	$75,769	$68,873
Goodwill Acquired (a)	—	6,896
Measurement Period Adjustment (b)	(3,483)	—
Balance, End of Year	$72,286	$75,769

(a)	The change in carrying amount of goodwill was the result of the business combination disclosed in Note 4. “Business Combinations.”
(b)	During the year ended December 31, 2016, the Company recorded a $3.5 million measurement period adjustment related to the acquisition of PJT Capital LP.

As of December 31, 2016 and 2015, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	December 31,
	2016	2015
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Client Backlog	—	7,600
Trade Name	5,700	5,700
Client Mandates and Other	1,276	1,483
Total Intangible Assets	33,452	41,259
Accumulated Amortization	(18,739)	(17,613)
Intangible Assets, Net (a)	$14,713	$23,646

(a)	Excludes fully amortized intangible assets.

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2016	2015	2014
Balance, Beginning of Year	$23,646	$19,797	$22,450
Additions	—	14,805	—
Amortization Expense	(8,870)	(10,939)	(2,653)
Translation Adjustments	(63)	(17)	—
Balance, End of Year	$14,713	$23,646	$19,797

At September 30, 2015, the Company performed an assessment of its intangible assets and determined that impairment indicators existed regarding certain customer relationship intangible assets established at the time of Blackstone’s IPO. The Company concluded there were no future cash flows associated with these intangible assets; therefore, the fair value was zero. As a result, the Company recorded an impairment charge of $6.0 million during the year ended December 31, 2015 to fully impair these intangible assets, which was included in Depreciation and Amortization in the Consolidated and Combined Statements of Operations. No such impairment was recorded during the year ended December 31, 2016.

Amortization of Intangible Assets held at December 31, 2016 is expected to be $2.4 million for the year ending December 31, 2017 and $2.3 million for the years ending 2018, 2019, 2020 and 2021. The intangible assets as of December 31, 2016 are expected to amortize over a weighted-average period of 8.7 years.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2016	2015
Office Equipment	$1,778	$1,873
Leasehold Improvements	32,889	23,330
Furniture and Fixtures	11,364	9,119
Total Furniture, Equipment and Leasehold Improvements	46,031	34,322
Accumulated Depreciation	(7,876)	(2,832)
Furniture, Equipment and Leasehold Improvements, Net	$38,155	$31,490

Depreciation expense, including allocations from the former Parent for the periods presented before October 1, 2015, was $5.2 million, $3.9 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company’s pretax income (loss) is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2016	2015	2014
Income (Loss) Before Provision for Taxes
Domestic	$38,360	$29,581	$8,952
International	(23,860)	(35,517)	(1,414)
Total	$14,500	$(5,936)	$7,538

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current
Federal Income Tax	$4,131	$50	$—
State and Local Income Tax	2,777	3,576	3,495
Foreign Income Tax	191	331	319
	7,099	3,957	3,814
Deferred
Federal Income Tax	2,376	(3,698)	—
State and Local Income Tax	(20)	(17)	(768)
Foreign Income Tax	(63)	(3)	—
	2,293	(3,718)	(768)
Provision for Taxes	$9,392	$239	$3,046

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2016	2015	2014
Income (Loss) Before Provision for Taxes	$14,500	$(5,936)	$7,538
Provision for Taxes	$9,392	$239	$3,046
Effective Income Tax Rate	64.8%	-4.0%	40.4%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2016	2015	2014
Expected Income Tax Expense (Benefit) at the Federal Statutory Rate	35.0%	35.0%	35.0%
Permanent Differences for Compensation	33.4%	-24.9%	—
Accrual to Blackstone Related to Employee Matters Agreement	9.9%	—	—
Partnership (Income) Loss Not Subject to U.S. Corporate Income Taxes	-21.2%	54.2%	-35.0%
Foreign Income Taxes	0.9%	-4.9%	4.2%
State and Local Income Taxes, Net of Federal Benefit	14.0%	-63.2%	36.2%
Return to Provision	-6.4%	—	—
Other	-0.8%	-0.2%	—
Effective Income Tax Rate	64.8%	-4.0%	40.4%

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2016	2015
Deferred Tax Assets
Tax Basis Step-Up from Blackstone	$51,321	$57,046
Deferred Compensation	22,570	15,173
Net Operating Loss	4,879	2,919
Deferred Rent	3,506	—
Partner Exchange Basis Step-Up	1,135	—
Other	973	3,184
Deferred Tax Assets Before Valuation Allowance	84,384	78,322
Valuation Allowance	(5,347)	(2,222)
Total Deferred Tax Assets	$79,037	$76,100
Deferred Tax Liabilities
Intangible Assets	$3,164	$5,008
Fixed Assets	2,408	—
Other	2,508	2,404
Total Deferred Tax Liabilities	8,080	7,412
Deferred Tax Asset, Net	$70,957	$68,688

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In connection with the exchange of Partnership Units for cash during the year ended December 31, 2016, the Company recorded an estimated deferred tax asset of $1.1 million as a result of the increase in the tax basis of the Company’s assets attributable to the exchanges. Pursuant to the tax receivable agreement, 85% (or $1.0 million) of the tax benefit associated with this deferred tax asset is payable to such exchanging partners generally over 15 years, and is recorded as Amount Due Pursuant to Tax Receivable Agreement in the Consolidated and Combined Statements of Financial Condition. The remaining tax benefit $0.2 million is allocable to the Company and is recorded in Additional Paid-In Capital.

With respect to foreign operations, the Company has an income tax net operating loss of $23.9 million with an unlimited life.

The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. The Company assesses positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction.

The Company considered its cumulative taxable income earned in recent periods and projections of future taxable income based on the growth trajectory of its business as positive evidence in evaluating its ability to utilize the deferred tax assets. The Company’s projections of future taxable income in the U.S. federal jurisdiction currently indicate that it is more likely than not that the U.S. federal deferred tax assets will be realized.

The Company evaluated the losses incurred in foreign operating jurisdictions in 2016 and 2015 as objective negative evidence, and concluded that it outweighs any positive evidence afforded by projections of taxable income in future years. Accordingly, the Company recorded a valuation allowance of $5.3 million and $2.2 million at December 31, 2016 and 2015, respectively, with respect to certain foreign deferred tax assets (consisting principally of the tax benefit associated with net operating losses incurred in certain foreign jurisdictions).

The Company does not believe that it meets the indefinite reversal criteria that would allow the Company to refrain from recognizing any deferred tax liability with respect to its foreign subsidiaries. Accordingly, the Company records a deferred tax liability with respect to an outside basis difference in its investment in a foreign subsidiary, where applicable.

The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2016, the Company is not generally subject to examination by the tax authorities for years before 2012.

The Company’s unrecognized tax benefits, excluding related interest and penalties, were:

	Year Ended December 31,
	2016	2015	2014
Unrecognized Tax Benefits — January 1	$—	$—	$5
Additions for Tax Positions of Prior Years	—	—	56
Settlements	—	—	(61)
Unrecognized Tax Benefits — December 31	$—	$—	$—

The Company does not anticipate a material increase or decrease in its unrecognized tax benefits during the coming year.

During the years ended December 31, 2016 and 2015, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

During the year ended December 31, 2014, interest expense of $42 thousand was accrued with respect to unrecognized tax positions and no penalties were accrued. During the year ended December 31, 2014, the Company paid $45 thousand of accrued interest in the settlement of an audit of a subsidiary tax return for the year 2007.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	NET LOSS PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net loss per share of Class A common stock for the year ended December 31, 2016 and period from October 1, 2015 (date of spin-off) through December 31, 2015 is presented below:

	Year Ended December 31, 2016	Period from October 1, 2015 through December 31, 2015
Numerator:
Net Income (Loss)	$5,108	$(24,935)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests	8,142	(13,751)
Net Loss Attributable to PJT Partners Inc.	$(3,034)	$(11,184)
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,292,717	18,258,174
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(0.17)	$(0.61)

The allocation of income (loss) between holders of shares of Class A common stock and the Redeemable Non-Controlling Interests began following the spin-off on October 1, 2015.

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, fully diluted Class A common stock outstanding would be 34,361,674 as of December 31, 2016. In computing the dilutive effect, if any, that the aforementioned exchange would have on net loss per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the year ended December 31, 2016 and period from October 1, 2015 through December 31, 2015, such exchange is not reflected in diluted net loss per share as the assumed exchange is not dilutive.

During the year ended December 31, 2016 and period from October 1, 2015 through December 31, 2015, unvested RSUs, participating RSUs and Partnership Units were all determined to be anti-dilutive and excluded from the calculation of net loss per share of Class A common stock. The following amounts would have been included in this calculation if their effect were dilutive for the respective periods:

	Year Ended December 31, 2016	Period from October 1, 2015 through December 31, 2015
Weighted-Average Unvested RSUs	2,087,696	623,316
Weighted-Average Participating RSUs	733,287	511,139
Weighted-Average Partnership Units	16,068,957	16,055,122

10.	EQUITY-BASED COMPENSATION

Overview

Until the consummation of the spin-off, certain of the Company’s employees participated in Blackstone’s equity compensation plans. The equity-based compensation expense recorded by the Company for the periods presented prior to October 1, 2015 included the expense associated with the employees historically attributable to the Company’s operations. As the equity-based compensation plans were Blackstone’s plans, the amounts were previously recognized within Former Parent Company Investment and Due from Blackstone in the Consolidated and Combined Statements of Financial Condition.

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

On October 1, 2015, generally 50% of Blackstone’s unvested equity awards (other than awards scheduled to vest within 180 calendar days following the spin-off) held by employees of the Company were converted into equity awards of PJT. These replacement awards have the same terms and conditions as the Blackstone equity awards, except that vesting conditions and settlement terms based on continued service to Blackstone are now based on continued service to the Company. As a result, the Company issued 963,517 RSUs in PJT Partners Inc. Class A common stock and 554,850 RSUs in PJT Partners Holdings LP.

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

The following table represents stock-based compensation expense and related income tax benefits for the years ended December 31, 2016, 2015 and 2014, respectively:

	Year Ended December 31,
	2016	2015	2014
Stock-Based Compensation Expense	$89,010	$65,342	$90,396
Income Tax Benefit	$10,678	$2,618	$308

Stock-based compensation expense for the year ended December 31, 2015 consists of $20.4 million of expense related to equity-classified awards and $44.9 million of expense allocated from the former Parent prior to the spin-off on October 1, 2015.

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the Company’s spin-off from Blackstone, annual compensation process and ongoing hiring process, the Company has issued shares of RSUs, which generally vest over a service life of three to five years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting or does not meet the requisite service requirement.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of December 31, 2016 and of changes during the period January 1, 2016 through December 31, 2016 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2015	5,344,573	$20.98	554,850	$23.73
Granted	736,135	27.15	—	—
Vested	(82,734)	17.46	(111,161)	16.33
Forfeited	(225,182)	23.65	—	—
Dividends Reinvested on Participating RSUs	3,322	22.08	—	—
Balance, December 31, 2016	5,776,114	$21.71	443,689	$25.58

As of December 31, 2016, there was $71.1 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 16.7% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.3 years.

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

A summary of the status of the Company’s unvested Partnership Units as of December 31, 2016 and of changes during the period January 1, 2016 through December 31, 2016 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2015	5,315,000	$21.00
Granted	340,228	26.23
Forfeited	(63,871)	28.29
Balance, December 31, 2016	5,591,357	$21.23

As of December 31, 2016, there was $76.9 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 5.5% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 2.1 years.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Equity-Based Awards with Both Service and Market Conditions

In connection with the spin-off, the Company also granted equity-based awards containing both service and market conditions. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such equity-based awards is five years with 20% vesting in the third year, 30% in the fourth year and 50% in the fifth year. The market condition requirement will be satisfied upon the publicly traded shares of Class A common stock achieving certain volume-weighted average share price targets over any consecutive 30-day trading period following the consummation of the spin-off, pro ratably at $48, $55, $63, $71 and $79 per share of Class A common stock.

The market condition requirements must be met prior to the sixth anniversary of the consummation of the spin-off. No portion of these awards will become vested until both the service and market conditions have been satisfied.

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of December 31, 2016 and of changes during the period January 1, 2016 through December 31, 2016 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2015	6,530,048	$5.72
Forfeited	(26,584)	5.72
Balance, December 31, 2016	6,503,464	$5.72

As of December 31, 2016, there was $22.7 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 5.5% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2016, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	11,074,322	2.3
Restricted Stock Units	5,852,412	1.3
Total Equity-Based Awards	16,926,734	1.9

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	STOCKHOLDERS’ EQUITY (DEFICIT)

Class A and Class B Common Stock

In connection with the spin-off on October 1, 2015, the Company issued 17,966,456 shares of Class A common stock. Holders of shares of the Company’s Class A common stock are (a) entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors; (b) entitled to receive dividends when and if declared by the Company’s board of directors out of funds legally available therefor; and (c) entitled to receive pro rata the Company’s remaining assets available for distribution upon any liquidation, dissolution or winding up of the Company.

Additionally, in connection with the spin-off on October 1, 2015, the Company issued 300 shares of Class B common stock. With respect to all matters presented to stockholders of the Company other than director elections and removals, each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit (including for this purpose, the number of Partnership Units that would be held by such holder assuming the conversion on such date of all vested and unvested LTIP Units held of record by such holder) in PJT Partners Holdings LP held by such holder. Shares of Class B common stock will initially entitle holders to only one vote per share in the election and removal of directors of PJT Partners Inc. However, all or a portion of the voting power of Class B common stock with respect to the election of directors of the Company may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. By written notice to the Company, each holder of Class B common stock may, at any time, request that such holder become entitled to a number of votes in the election and removal of directors of the Company not to exceed at any time the number of votes to which such holder is then entitled on all other matters presented to stockholders, or such lesser number of votes as may be specified in such holder’s request. The Company’s board of directors, in its sole discretion, may approve or decline any such request, and no such holder shall become entitled to such requested voting power in respect of such shares of Class B common stock unless and until the board of directors approves such request. Class B common stockholders have no economic rights in the Company, and do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of the Company.

Redeemable Non-Controlling Interests

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2016 and 2015, the non-controlling interest was 46.6% and 47.1%, respectively. The percentage of the Net Income Attributable to the Redeemable Non-Controlling Interests will vary from this percentage primarily due to the differing level of income taxes applicable to the controlling interest.

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

PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries indirectly through its equity interest in PJT Partners Holdings LP; therefore the shares of Class A common stock outstanding represent the controlling interest.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

12.	TRANSACTIONS WITH RELATED PARTIES

Prior to the spin-off on October 1, 2015, the Company was managed and operated in the normal course of business with other affiliates of Blackstone. Accordingly, certain shared costs were allocated to the Company and reflected as expenses in the stand-alone Consolidated and Combined Statements of Operations. Management of Blackstone and the Company considered the allocation methodologies used to be reasonable and appropriate reflections of the historical expenses attributable to the Company for purposes of the stand-alone financial statements. The expenses reflected in the Consolidated and Combined Statements of Operations may not be indicative of expenses that will be incurred by the Company in the future.

During the year ended December 31, 2016, the Company recorded $0.3 million related to certain professional fees payable to Blackstone. No such fees were recorded during the years ended December 31, 2015 or 2014. As of December 31, 2016, the Company had amounts payable to Blackstone for such expenses of $0.3 million.

Certain purchases of furniture, equipment and leasehold improvements were paid by Blackstone on the Company’s behalf. The Company had no amounts payable to Blackstone for such costs as of December 31, 2016 and $4.0 million as of December 31, 2015.

On December 31, 2015, a client remitted a $4.5 million payment to Blackstone in settlement of an accounts receivable balance instead of the Company. Blackstone subsequently wired such amount to the Company on January 4, 2016. As of December 31, 2015, such amount was included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

During the year ended December 31, 2016, the Company recorded $8.6 million in non-cash contributions related to the ultimate settlement of balances due to and from Blackstone.

Revenues Earned from Affiliates

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

There were no Advisory Fees earned from affiliates for the year ended December 31, 2016. Advisory Fees earned from affiliates totaled $4.2 million and $31.9 million for the years ended December 31, 2015 and 2014, respectively, representing 1.5% and 11.8% of total Advisory Fees for such periods, respectively. There were no Placement Fees earned from affiliates for the year ended December 31, 2016. Placement Fees earned from affiliates totaled $14.3 million and $14.9 million for the years ended December 31, 2015 and 2014, respectively, representing 12.6% and 11.7% of total Placement Fees for such periods, respectively. These fees were earned in the ordinary course of business.

There was no Interest Income earned from affiliates for the year ended December 31, 2016. Interest Income earned from affiliates totaled $0.2 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

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

In connection with the spin-off, the Company incurred severance costs of $19.8 million for the year ended December 31, 2014, which were recorded as Compensation and Benefits in the Consolidated and Combined Statements of Operations. The severance costs were primarily associated with the termination of employees and related benefits. Of the $19.8 million, $5.2 million was a non-cash equity-based compensation expense with its related credit recorded in Former Parent Company Investment in the Consolidated and Combined Statements of Financial Condition. During the year ended December 31, 2015, a net reversal of severance of $2.6 million was recorded. No such amounts were recorded during the year ended December 31, 2016.

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

As noted above, Blackstone previously provided payroll services on behalf of the Company before the spin-off on October 1, 2015. The severance liability was thus recorded based on whether Blackstone or the Company would pay the liability. As part of the spin-off on October 1, 2015, the Company settled the Due to Blackstone balance and therefore no severance liability remained at December 31, 2015.

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

The Company had amounts payable to Blackstone with respect to the Transition Services Agreement of $25 thousand and $0.5 million as of December 31, 2016 and 2015, respectively.

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

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to equity in the Consolidated and Combined Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.5 million and $1.3 million as of December 31, 2016 and 2015, respectively.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Consolidated and Combined Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of December 31, 2016, the Company had accrued $4.1 million, which the Company anticipates will be payable to Blackstone during the third quarter of 2017. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

Exchange Agreement

The Company has entered into an exchange agreement with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the limited partnership agreement of PJT Partners Holdings LP, on a quarterly basis, from and after the first

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

anniversary of the date of the consummation of the spin-off (subject to the terms of the exchange agreement), to exchange all or part of their Partnership Units for cash, or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of PJT Partners Inc. Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement). In the event cash-settled exchanges of Partnership Units are funded with new issuances of Class A common stock, the fair value of a share of PJT Partners Inc. Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging Partnership Unitholder will be entitled may be greater than or less than the then-current market value of PJT Partners Inc. Class A common stock. The exchange agreement also provides that a holder of Partnership Units will not have the right to exchange Partnership Units in the event that PJT Partners Inc. determines that such exchange would be prohibited by law, or would result in any breach of any debt agreement or other material contract of PJT Partners Inc. or PJT Partners Holdings LP.

During the year ended December 31, 2016, certain Partnership Unitholders exchanged 594,072 Partnership Units for cash in the amount of $16.1 million.

During the fourth quarter of 2016, the Company was presented with 361,588 Partnership Units to be exchanged. The Company elected to settle the exchange of these Partnership Units on February 16, 2017 using cash on hand for an aggregate payment of $13.0 million. The price per Partnership Unit paid by the Company was $36.09, which was equal to the volume-weighted average price of a share of the Company’s Class A common stock on February 13, 2017.

Registration Rights Agreement

The Company entered into a registration rights agreement with the limited partners of PJT Partners Holdings LP pursuant to which the Company granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act of 1933 shares of Class A common stock delivered in exchange for Partnership Units.

Tax Receivable Agreement

The Company entered into a tax receivable agreement that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of December 31, 2016, the Company had an amount due of $1.0 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Promissory Note

As of December 31, 2015, there was a $0.6 million unsecured promissory note from an employee held by the Company. The outstanding principal balance and accrued interest was included in Other Assets in the Consolidated and Combined Statements of Financial Condition. The promissory note bore a variable interest rate of the prime rate less one percent per annum, determined as of the date of the promissory note and then on the twentieth day of each month thereafter until the promissory note was repaid. During the three months ended March 31, 2016, the promissory note was repaid.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Aircraft Lease

On occasion, certain of the Company’s executive officers, employees and their families may make use of aircraft in which the Company owns a fractional interest (the “Aircraft”). Any such personal use of the Aircraft is charged to the executive officer or employee based on market rates and usage. The amount is not material to the consolidated and combined financial statements.

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

As of December 31, 2016, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense, including former Parent allocations of rent expense for periods prior to October 1, 2015, was $24.3 million, $17.2 million and $23.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense is included in Occupancy and Related in the Consolidated and Combined Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

As of December 31, 2016, the Company maintained an irrevocable standby letter of credit for operating leases of $4.5 million and as of December 31, 2015, the Company’s former Parent maintained an irrevocable standby letter of credit of $5.5 million.

Capital lease obligations recorded are payable through 2021 at a weighted-average interest rate of 2.3%. The net book value of all assets recorded under capital leases aggregated $0.4 million as of December 31, 2016 and 2015.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of December 31, 2016, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2017	$100	$22,768
2018	100	20,564
2019	100	19,980
2020	77	19,033
2021	4	19,528
Thereafter	—	105,527
Total Minimum Lease Payments	381	207,400
Less: Amount Representing Interest	16
Capital Lease Obligation	$365
Less: Sublease Proceeds		18,588
Net Minimum Lease Payments		$188,812

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

As previously disclosed, the Company terminated Andrew Caspersen on March 28, 2016 after learning of a number of unauthorized and unlawful transactions outside the scope of his employment with Park Hill. The Company recorded an expense of $8.9 million during the year ended December 31, 2016, which represented the amount that was considered to be probable and reasonably estimable as well as a related insurance reimbursement of $5.6 million deemed probable of receipt. The Company made payments totaling $8.9 million related to the charge and also received a $5.6 million insurance reimbursement during the year ended December 31, 2016.

With respect to potential additional claims related to funds fraudulently obtained by Mr. Caspersen, the Company believes that any such claims would be without merit and would vigorously defend any such actions.

For other matters, the Company is not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations.

Indemnification

The Company enters into contracts, including contracts with Blackstone relating to the spin-off, which contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is not known. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

14.	EMPLOYEE BENEFIT PLANS

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.6 million, $0.6 million and $0.5 million for the years December 31, 2016, 2015 and 2014, respectively, which are included in Compensation and Benefits in the Consolidated and Combined Statements of Operations.

15.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $65.6 million and $10.3 million as of December 31, 2016 and 2015, respectively, which exceeded the minimum net capital requirement by $64.1 million and $9.3 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $18.1 million and $19.0 million as of December 31, 2016 and 2015, respectively, which exceeded the minimum net capital requirement by $17.9 million and $18.8 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of December 31, 2016 and 2015, both of these entities were in compliance with local capital adequacy requirements.

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

	Year Ended December 31,
	2016	2015	2014
Revenues
Domestic	$465,046	$381,389	$352,391
International	34,384	24,549	48,678
Total	$499,430	$405,938	$401,069

	December 31,
	2016	2015
Assets
Domestic	$545,049	$444,040
International	45,427	23,212
Total	$590,476	$467,252

The Company is not subject to any material concentrations with respect to its revenues for the years ended December 31, 2016, 2015 and 2014, or credit risk with respect to its accounts receivable as of December 31, 2016 and 2015.

17.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on March 23, 2017 to Class A common stockholders of record on March 9, 2017.

The Company did not identify any other subsequent events besides the exchange of Partnership Units described in Note 12. “Transactions with Related Parties.”

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$115,304	$89,284	$121,346	$173,496
Expenses	112,571	99,539	123,306	149,514
Income (Loss) Before Provision for Taxes	$2,733	$(10,255)	$(1,960)	$23,982
Net Income (Loss)	$1,431	$(4,716)	$(10,336)	$18,729
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests	1,176	(4,393)	(625)	11,984
Net Income (Loss) Attributable to PJT Partners Inc.	$255	$(323)	$(9,711)	$6,745
Net Income (Loss) Per Share of Class A Common Stock — Basic and Diluted	$0.01	$(0.02)	$(0.53)	$0.35
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.05	$0.05

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$82,325	$72,469	$147,322	$103,822
Expenses	97,014	78,908	103,461	132,491
Income (Loss) Before Provision for Taxes	$(14,689)	$(6,439)	$43,861	$(28,669)
Net Income (Loss)	$(16,107)	$(7,023)	$41,890	$(24,935)
Net Loss Attributable to Redeemable Non-Controlling Interests				(13,751)
Net Loss Attributable to PJT Partners Inc.				$(11,184)
Net Loss Per Share of Class A Common Stock — Basic and Diluted	N/A	N/A	N/A	$(0.61)
Dividends Declared Per Share of Class A Common Stock	N/A	N/A	N/A	$—

PJT Partners Inc.

Schedule II – Valuation and Qualifying Accounts

(Dollars in Thousands)

	Allowance for Doubtful Accounts
	Year Ended December 31,
	2016	2015	2014
Balance, Beginning of Period	$862	$3,758	$2,876
Additions:
Bad Debt Expense (Reversal)	3,512	(2,260)	2,138
Deductions:
Charge-offs of Uncollectible Balances	—	—	(1,256)
Adjustment for Separation from Blackstone	—	(636)	—
Balance, End of Period	$4,374	$862	$3,758

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

We have audited the internal control over financial reporting of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Information regarding our compensation committee and compensation committee interlocks under the caption “Corporate Governance Matters—Board Committees” and “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

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

The consolidated and combined financial statements required to be filed in this Annual Report on Form 10-K are included in Item 8 above.

2.	Financial Statement Schedules

See “Index to Consolidated and Combined Financial Statements” in this Annual Report on Form 10-K included in Item 8 above.

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

10.4

Loan Agreement dated as of October 1, 2015, between PJT Partners Holdings LP and First Republic Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 13, 2016).

10.5

Renewal Agreement dated as of October 10, 2016, between PJT Partners Holdings LP and First Republic Bank (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 13, 2016).

Exhibit
Number	Exhibit Description

10.6

Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

10.7

Amendment to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.8	Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 12, 2016.

10.9

Exchange Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and the holders of partnership units from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

10.10

Tax Receivable Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and each of the limited partners from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

10.11

Registration Rights Agreement by and among PJT Partners Inc. and the covered persons from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

10.12

Stockholder Rights Agreement between PJT Partners Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

10.13+

PJT Partners Inc. 2015 Omnibus Incentive Plan, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

10.14+	PJT Partners Inc. Amended and Restated Bonus Deferral Plan, dated as of February 21, 2017.

10.15+

Form of PJT Partners Holdings LP Restricted Bonus Component Agreement (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.16+

Partner Agreement between PJT Partners Holdings LP and Paul J. Taubman, dated as of October 9, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 (File No. 001-36869) filed with the Securities Exchange Commission on September 3, 2015).

10.17+

Partner Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 9, 2014 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.18+

Amendment to Partner Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 1, 2015(incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.19+

Amendment to Partner Non-Competition and Non-Solicitation Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

Exhibit
Number	Exhibit Description

10.20+

Partner Agreement between PJT Partners Holdings LP and Helen T. Meates, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.21+

Partner Agreement between PJT Partners Holdings LP and James W. Cuminale, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.22+

Form of Founder Unit Grant Agreement (CEO) (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.23+

Form of Earn-Out Unit Grant Agreement (CEO) (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.24+

Form of Founder Unit Grant Agreement (non-CEO) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.25+

Form of Earn-Out Unit Grant Agreement (non-CEO) (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.26+

Form of Founder LTIP Unit Grant Agreement (non-CEO) (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.27+

Form of Director Restricted Stock Unit Grant Agreement (one-time award) (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.28+

Form of Director Restricted Stock Unit Grant Agreement (annual retainer) (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.29+

Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36869) filed with the Securities and Exchange Commission on August 12, 2016).

10.30+	Form of Special Equity Restricted Stock Unit Award Agreement.

10.31	Form of Director Indemnification Agreement.

21.1	Subsidiaries of PJT Partners Inc.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

Exhibit
Number	Exhibit Description

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management or compensating plan or arrangement

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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017

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

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 28, 2017
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 28, 2017
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ James Costos	Director	February 28, 2017
James Costos

/s/ Dennis S. Hersch	Director	February 28, 2017
Dennis S. Hersch

/s/ Emily K. Rafferty	Director	February 28, 2017
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 28, 2017
Thomas M. Ryan

/s/ Kenneth C. Whitney	Director	February 28, 2017
Kenneth C. Whitney