Form 10-Q
period 2017-03-31
PJT Partners Inc.
filed 2017-05-09
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

280 Park Avenue

New York, New York 10017

(Address of principal executive offices)(Zip Code)

(212) 364-7800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2017, there were 18,522,710 shares of Class A common stock, par value $0.01 per share, and 262 shares of Class B common stock, par value $0.01 per share, outstanding.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of The Blackstone Group L.P. (“Blackstone” or our “former Parent”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to Blackstone’s unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. Throughout this Quarterly Report on Form 10-Q, we refer to this transaction as the “spin-off” or the “acquisition.” PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the company’s operating subsidiaries, and certain cash and cash equivalents it may hold from time to time. As sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries.

Additionally in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the words “PJT Partners Inc.” refers to PJT Partners Inc., and “PJT Partners,” the “company,” “we,” “us” and “our” refer to PJT Partners Inc., together with its consolidated subsidiaries, including PJT Partners Holdings LP and its operating subsidiaries.

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

The risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on its business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2017	2016
Assets
Cash and Cash Equivalents	$73,465	$152,431
Investments	24,937	—
Accounts Receivable (net of allowance for doubtful accounts of $2,020 and $4,374 at March 31, 2017 and December 31, 2016, respectively)	200,358	227,560
Intangible Assets, Net	14,046	14,713
Goodwill	72,286	72,286
Furniture, Equipment and Leasehold Improvements, Net	37,137	38,155
Other Assets	15,062	14,374
Deferred Tax Asset, Net	73,305	70,957
Total Assets	$510,596	$590,476
Liabilities, Redeemable Non-Controlling Interests and Equity (Deficit)
Accrued Compensation and Benefits	$39,274	$140,076
Accounts Payable, Accrued Expenses and Other Liabilities	16,999	17,354
Deferred Rent Liability	16,179	16,353
Amount Due Pursuant to Tax Receivable Agreement	1,911	964
Taxes Payable	2,288	1,527
Deferred Revenue	1,419	786
Total Liabilities	78,070	177,060
Commitments and Contingencies
Redeemable Non-Controlling Interests	494,563	421,976
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 18,519,225 issued and outstanding at March 31, 2017; 18,003,272 issued and outstanding at December 31, 2016)	185	180
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 262 issued and outstanding at March 31, 2017; 271 issued and outstanding at December 31, 2016)	—	—
Additional Paid-In Capital	—	9,145
Retained Deficit	(62,284)	(17,946)
Accumulated Other Comprehensive Income	62	61
Total Equity (Deficit)	(62,037)	(8,560)
Total Liabilities, Redeemable Non-Controlling Interests and Equity (Deficit)	$510,596	$590,476

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2017	2016
Revenues
Advisory Fees	$99,339	$81,554
Placement Fees	19,502	31,951
Interest Income and Other	2,128	1,799
Total Revenues	120,969	115,304
Expenses
Compensation and Benefits	95,676	88,171
Occupancy and Related	6,206	6,418
Travel and Related	2,883	2,745
Professional Fees	4,189	3,496
Communications and Information Services	2,413	2,053
Depreciation and Amortization	2,092	3,901
Other Expenses	5,422	5,787
Total Expenses	118,881	112,571
Income Before Provision (Benefit) for Taxes	2,088	2,733
Provision (Benefit) for Taxes	(871)	1,302
Net Income	2,959	1,431
Net Income Attributable to Redeemable Non-Controlling Interests	1,626	1,176
Net Income Attributable to PJT Partners Inc.	$1,333	$255
Net Income Per Share of Class A Common Stock — Basic and Diluted	$0.07	$0.01
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,479,025	18,261,984
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$2,959	$1,431
Other Comprehensive Income, Net of Tax — Currency Translation Adjustment	2	136
Comprehensive Income	2,961	1,567
Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests	1,627	1,240
Comprehensive Income Attributable to PJT Partners Inc.	$1,334	$327

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated		Redeemable
	Class A	Class B	Class A	Class B	Additional		Other		Non-
	Common	Common	Common	Common	Paid-In	Retained	Comprehensive		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total	Interests
Balance at December 31, 2015	17,966,456	300	$180	$—	$43,132	$(11,184)	$(48)	$32,080	$309,855
Net Income	—	—	—	—	—	255	—	255	1,176
Currency Translation Adjustment	—	—	—	—	—	—	136	136	—
Dividends	—	—	—	—	—	(934)	—	(934)	—
Non-Cash Contributions from Former Parent	—	—	—	—	2,376	—	—	2,376	—
Equity-Based Compensation	—	—	—	—	11,701	—	—	11,701	8,934
Forfeiture Liability for Equity Awards	—	—	—	—	331	—	—	331	—
Issuance of Shares of Class B Common Stock	—	4	—	—	(3,401)	—	—	(3,401)	3,401
Forfeitures of Shares of Class B Common Stock	—	(1)	—	—	1,511	—	—	1,511	(1,511)
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	35,295	—	—	35,295	(35,295)
Balance at March 31, 2016	17,966,456	303	$180	$—	$90,945	$(11,863)	$88	$79,350	$286,560

Balance at December 31, 2016	18,003,272	271	$180	$—	$9,145	$(17,946)	$61	$(8,560)	$421,976
Net Income	—	—	—	—	—	1,333	—	1,333	1,626
Currency Translation Adjustment	—	—	—	—	—	—	1	1	1
Dividends	—	—	—	—	—	(950)	—	(950)	—
Equity-Based Compensation	—	—	—	—	21,952	—	—	21,952	11,304
Forfeiture Liability for Equity Awards	—	—	—	—	94	—	—	94	—
Net Share Settlement	—	—	—	—	(3,368)	—	—	(3,368)	—
Issuance of Shares of Class A Common Stock	515,953	—	5	—	(5)	—	—	—	—
Issuance of Shares of Class B Common Stock	—	5	—	—	(1,283)	—	—	(1,283)	1,283
Cash-Settled Exchanges of Partnership Units	—	(14)	—	—	167	—	—	167	(13,050)
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	(26,702)	(44,721)	—	(71,423)	71,423
Balance at March 31, 2017	18,519,225	262	$185	$—	$—	$(62,284)	$62	$(62,037)	$494,563

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net Income	$2,959	$1,431
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity-Based Compensation Expense	33,256	20,618
Depreciation and Amortization Expense	2,092	3,901
Bad Debt Expense (Recovery)	199	(25)
Foreign Currency Transaction Gains	(599)	(421)
Deferred Taxes	(1,239)	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	28,336	(11,941)
Deferred Tax Assets	—	(666)
Other Assets	(603)	(5,803)
Accrued Compensation and Benefits	(101,042)	(12,310)
Accounts Payable, Accrued Expenses and Other Liabilities	(245)	12,554
Deferred Rent Liability	(222)	2,872
Deferred Tax Liability	—	15
Taxes Payable	759	759
Deferred Revenue	635	(140)
Net Cash Provided by (Used in) Operating Activities	(35,714)	10,844
Investing Activities
Proceeds from Repayment of Note Issued to Employee	—	538
Purchases of Investments	(25,000)	—
Purchases of Furniture, Equipment and Leasehold Improvements	(346)	(6,432)
Net Cash Used in Investing Activities	(25,346)	(5,894)
Financing Activities
Dividends	(950)	(934)
Employee Taxes Paid for Shares Withheld	(3,368)	—
Cash-Settled Exchanges of Partnership Units	(13,050)	—
Principal Payments on Capital Lease Obligations	(23)	(25)
Net Cash Used in Financing Activities	(17,391)	(959)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(515)	(330)
Net Increase (Decrease) in Cash and Cash Equivalents	(78,966)	3,661
Cash and Cash Equivalents, Beginning of Period	152,431	82,322
Cash and Cash Equivalents, End of Period	$73,465	$85,983
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$2,160	$722
Supplemental Disclosure of Significant Non-Cash Activities
Non-Cash Contributions from Former Parent	$—	$2,376

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) delivers a wide array of strategic advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a unique portfolio of advisory services designed to help its clients realize major corporate milestones and solve complex issues. Also, through Park Hill Group, the Company provides private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

On October 1, 2015, The Blackstone Group L.P. (“Blackstone” or the “former Parent”) distributed on a pro rata basis to its common unitholders all of the issued and outstanding shares of Class A common stock of PJT Partners Inc. held by it. This pro rata distribution is referred to as the “Distribution.” The separation of the PJT Partners business from Blackstone and related transactions, including the Distribution, the internal reorganization that preceded the Distribution and the acquisition by PJT Partners of PJT Capital LP (together with its general partner and their respective subsidiaries, “PJT Capital”) that occurred substantially concurrently with the Distribution, is referred to as the “spin-off.”

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2017, the non-controlling interest was 45.3%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

The spin-off, including the consummation of the acquisition of PJT Capital and the Distribution is described in Note 3. “Reorganization and Spin-off” and information regarding the Class A and Class B common stock issued in connection with the spin-off and Redeemable Non-Controlling Interests is described in Note 11. “Stockholders’ Equity (Deficit)” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Intercompany transactions have been eliminated for all periods presented.

For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the second quarter of 2016, a misstatement was identified in the accounting for certain partnership interests in PJT Partners Holdings LP, which resulted in a reclassification from Redeemable Non-Controlling Interests to Retained Deficit and Additional Paid-In Capital. In accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the misstatement from quantitative and qualitative perspectives, and concluded that it was immaterial to the prior periods. Consequently, the Company has revised the historical consolidated financial information presented herein. The immaterial restatement resulted in a reduction in Retained Deficit and an increase in Additional Paid-In Capital of $8.8 million and $90.9 million, respectively, and a decrease in Redeemable Non-Controlling Interests of $99.7 million in the Company’s Condensed Consolidated Statement of Changes in Equity (Deficit) as of March 31, 2016. This immaterial restatement had no impact in the Company’s Condensed Consolidated Statement of Operations or Statement of Cash Flows.

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and determining the transaction price and amounts allocated to performance obligations. Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract. As originally proposed, the guidance was effective prospectively for annual periods beginning after December 15, 2016 including interim periods within that reporting period. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective for annual reporting periods beginning after December 31, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company plans to adopt the standard using the modified retrospective approach as of January 1, 2018. The Company is still in the process of determining the full impact that adoption of this guidance will have on its financial statements and continues to evaluate the authoritative literature issued from the various standard setters. The Company will provide additional information about the expected impact of adoption as available.

In February 2016, the FASB issued new guidance regarding leases. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Entities are also required to provide enhanced disclosure about leasing arrangements. The amendments retain lease classifications, distinguishing finance leases from operating leases, using criteria that are substantially similar for distinguishing capital leases from operating leases in previous guidance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption requires a modified retrospective approach. While the Company is still in the process of determining the full impact this guidance will have on its financial statements, the Company has tentatively determined the following based on its evaluation to date: (a) the Company will adopt the standard as of January 1, 2019, and (b) the Company currently expects that adoption of this guidance will have a material impact on the statement of financial condition due to assets and liabilities related to current operating leases being recorded in the statement of financial condition.

In June 2016, the FASB issued guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019, including interim

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued guidance that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. Adoption requires a retrospective approach. The Company is currently assessing the impact of the adoption of this guidance, but does not expect that adoption of this guidance on January 1, 2018 will have a material impact on its Consolidated Statements of Cash Flows.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. This new guidance becomes effective for the Company in the first quarter of 2019 and is applied prospectively. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued guidance intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This new guidance becomes effective for the Company in its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is applied prospectively, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.

3.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable are long-term receivables of $65.7 million and $73.1 million as of March 31, 2017 and December 31, 2016, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Long-term receivables which were more than 90 days past due as of March 31, 2017 and December 31, 2016 were $2.1 million and $2.7 million, respectively.

There was no allowance for doubtful accounts with respect to long-term receivables as of March 31, 2017 or December 31, 2016.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2017	2016
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Trade Name	5,700	5,700
Client Mandates and Other	—	1,276
Total Intangible Assets	32,176	33,452
Accumulated Amortization	(18,130)	(18,739)
Intangible Assets, Net (a)	$14,046	$14,713

(a)	Excludes fully amortized intangible assets.

Amortization expense was $0.7 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively.

Amortization of intangible assets held at March 31, 2017 is expected to be $2.4 million for the year ending December 31, 2017 and $2.3 million for each of the years ending December 31, 2018, 2019, 2020 and 2021. The intangible assets as of March 31, 2017 are expected to amortize over a weighted-average period of 8.5 years.

5.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31,	December 31,
	2017	2016
Office Equipment	$1,800	$1,778
Leasehold Improvements	33,106	32,889
Furniture and Fixtures	11,547	11,364
Total Furniture, Equipment and Leasehold Improvements	46,453	46,031
Accumulated Depreciation	(9,316)	(7,876)
Furniture, Equipment and Leasehold Improvements, Net	$37,137	$38,155

Depreciation expense was $1.4 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

6.	FAIR VALUE MEASUREMENTS

The Company generally invests in U.S. Treasury securities with remaining maturities of less than twelve months. As of March 31, 2017 and December 31, 2016, the Company held investments in U.S. Treasury securities of $25.9 million and $50.0 million, respectively, of which $1.0 million and $50.0 million were included in Cash and Cash Equivalents in the Condensed Consolidated Statements of Financial Condition. U.S. Treasury securities with remaining maturities of greater than 90 days are included in Investments in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In making an assessment of the fair value hierarchy classification, the Company considers the amount of trading activity, observability of pricing inputs as well as whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). As of March 31, 2017 and December 31, 2016, all U.S. Treasury securities held by the Company were classified as Level II in the fair value hierarchy. During the three months ended March 31, 2017, there were no transfers from Level I to Level II related to U.S. Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the three months ended March 31, 2017.

7.	INCOME TAXES

The Company’s effective tax rate was -41.7% and 47.6% for the three months ended March 31, 2017 and 2016, respectively. The Company’s income tax benefit was $0.9 million for the three months ended March 31, 2017 and income tax provision was $1.3 million for the three months ended March 31, 2016.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2017 due to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The decrease in tax rate for the three months ended March 31, 2017 from the three months ended March 31, 2016 was primarily attributable to a tax benefit recorded related to the delivery of vested shares at a value in excess of their amortized cost.

As of March 31, 2017, the Company had no unrecognized tax benefits.

8.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net Income	$2,959	$1,431
Net Income Attributable to Redeemable Non-Controlling Interests	1,626	1,176
Net Income Attributable to PJT Partners Inc.	$1,333	$255
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,479,025	18,261,984
Net Income Per Share of Class A Common Stock — Basic and Diluted	$0.07	$0.01

Common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, Class A common stock outstanding would be 33,986,500, excluding unvested restricted stock units (“RSUs”) and participating RSUs, as of March 31, 2017. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended March 31, 2017 and 2016, such exchange is not reflected in diluted net income per share as the assumed exchange is anti-dilutive.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the three months ended March 31, 2017 and 2016, unvested RSUs, participating RSUs and Partnership Units were all determined to be anti-dilutive and excluded from the calculation of net income per share of Class A common stock. The following amounts would have been included in this calculation if their effect were dilutive for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Weighted-Average Unvested RSUs	3,260,169	1,186,918
Weighted-Average Participating RSUs	575,275	789,924
Weighted-Average Partnership Units	15,507,475	16,123,221

9.	EQUITY-BASED COMPENSATION

Overview

Further information regarding equity-based compensation awards granted in connection with the spin-off is described in Note 10. “Equity-Based Compensation” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

On October 1, 2015, the Company adopted the PJT Partners Inc. 2015 Omnibus Incentive Plan (the “PJT Equity Plan”) for the purpose of providing incentive compensation measured by reference to the value of the Company’s Class A common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. The Company has initially authorized 12.2 million shares of Class A common stock for issuance under the PJT Equity Plan.

The following table represents equity-based compensation expense and related income tax benefit for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Equity-Based Compensation Expense	$33,256	$20,618
Income Tax Benefit	$4,670	$4,135

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the Company’s spin-off from Blackstone, annual compensation process and ongoing hiring process, the Company has issued RSUs, which generally vest over a service life of three to five years. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of March 31, 2017 and of changes during the period January 1, 2017 through March 31, 2017 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2016	5,776,114	$21.71	443,689	$25.58
Granted	1,309,570	36.68	—	—
Vested	(611,448)	23.84	—	—
Forfeited	(40,827)	21.54	—	—
Dividends Reinvested on Participating RSUs	2,738	33.07	—	—
Balance, March 31, 2017	6,436,147	$24.56	443,689	$25.58

As of March 31, 2017, there was $95.2 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 14.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Partnership Units

In connection with the spin-off on October 1, 2015, certain individuals were issued Class A common stock of PJT Partners Inc., as well as Partnership Units that, subject to certain terms and conditions, are redeemable at the option of the holder for cash, or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of five years.

A summary of the status of the Company’s unvested Partnership Units as of March 31, 2017 and of changes during the period January 1, 2017 through March 31, 2017 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2016	5,591,357	$21.23
Granted	34,894	36.76
Vested	(4,571)	28.29
Balance, March 31, 2017	5,621,680	$21.32

As of March 31, 2017, there was $73.2 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

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

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of March 31, 2017 and December 31, 2016 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2016	6,503,464	$5.72
Balance, March 31, 2017	6,503,464	$5.72

As of March 31, 2017, there was $21.3 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2017, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	11,498,051	2.0
Restricted Stock Units	6,545,070	1.3
Total Equity-Based Awards	18,043,121	1.8

10.	TRANSACTIONS WITH RELATED PARTIES

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

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

During the first quarter of 2017, the Company was presented with 526,733 Partnership Units to be exchanged. The Company elected to settle the exchange of these Partnership Units on May 9, 2017 for an aggregate payment of $19.1 million with cash from the Company’s working capital. The price per Partnership Unit paid by the Company was $36.29, which is equal to the volume-weighted average price of a share of the Company’s Class A common stock on May 4, 2017.

With respect to the fourth quarter 2016 exchange, certain Partnership Unitholders exchanged 361,588 Partnership Units for cash in the amount of $13.0 million, which was paid on February 16, 2017.

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

Tax Receivable Agreement

The Company entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2017 and December 31, 2016, the Company had amounts due of $1.9 million and $1.0 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Aircraft Lease

On occasion, certain of the Company’s executive officers, employees and their families may make use of aircraft in which the Company owns a fractional interest (the “Aircraft”). Any such personal use of the Aircraft is charged to the executive officer or employee based on market rates and usage. The amount is not material to the condensed consolidated financial statements.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

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

As of March 31, 2017, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense was $5.9 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively. Rent expense is included in Occupancy and Related in the Condensed Consolidated Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

As of March 31, 2017 and December 31, 2016, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.6 million and $4.5 million, respectively.

Capital lease obligations recorded are payable through 2021 at a weighted-average interest rate of 2.3%. The net book value of all assets recorded under capital leases aggregated $0.3 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2017	$75	$16,992
2018	101	20,617
2019	101	20,033
2020	77	19,086
2021	4	19,581
Thereafter	—	105,966
Total Minimum Lease Payments	358	202,275
Less: Amount Representing Interest	15
Capital Lease Obligation	$343
Less: Sublease Proceeds		17,749
Net Minimum Lease Payments		$184,526

Litigation

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, after consultation with

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

external counsel, the Company believes it is not probable and/or reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company.

As previously disclosed, the Company terminated Andrew Caspersen on March 28, 2016 after learning of a number of unauthorized and unlawful transactions outside the scope of his employment with Park Hill. The Company recorded an expense of $8.9 million during the three months ended March 31, 2016, which represented the amount that was considered to be probable and reasonably estimable, as well as a related insurance reimbursement of $5.6 million deemed probable of receipt. The Company made payments totaling $8.9 million related to the charge and also received a $5.6 million insurance reimbursement during the year ended December 31, 2016.

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

Indemnifications

The Company has entered and may continue to enter into contracts, including contracts with Blackstone relating to the spin-off, which contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is not known. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Transactions and Agreements with Blackstone

During the three months ended March 31, 2016, the Company recorded $0.3 million related to certain professional fees payable to Blackstone. Such amounts were paid during the three months ended March 31, 2017. As of March 31, 2017, the Company had no amounts payable to Blackstone for such expenses and $0.3 million as of December 31, 2016.

During the three months ended March 31, 2016, the Company recorded $2.4 million in non-cash contributions related to the settlement of balances due to and from Blackstone.

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

The Company had amounts payable to Blackstone with respect to the Transition Services Agreement of $25 thousand as of March 31, 2017 and December 31, 2016.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.4 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of March 31, 2017 and December 31, 2016, the Company had accrued $5.7 million and $4.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.3 million for the three months ended March 31, 2017 and 2016, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

13.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $50.3 million and $65.6 million as of March 31, 2017 and December 31, 2016, respectively, which exceeded the minimum net capital requirement by $49.6 million and $64.1 million, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $12.3 million and $18.1 million as of March 31, 2017 and December 31, 2016, respectively, which exceeded the minimum net capital requirement by $12.1 million and $17.9 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of March 31, 2017 and December 31, 2016, both of these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended March 31,
	2017	2016
Revenues
Domestic	$105,421	$112,111
International	15,548	3,193
Total	$120,969	$115,304

	March 31,	December 31,
	2017	2016
Assets
Domestic	$480,095	$545,049
International	30,501	45,427
Total	$510,596	$590,476

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company had one client that represented 10.3% of total revenues for the three months ended March 31, 2017. The Company is not subject to any material concentrations with respect to its revenues for the three months ended March 31, 2016 or credit risk with respect to its accounts receivable as of March 31, 2017 and December 31, 2016.

15.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on June 22, 2017 to Class A common stockholders of record on June 8, 2017.

The Company did not identify any other subsequent events besides the exchange payment described in Note 10. “Transactions with Related Parties—Exchange Agreement.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners’ Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10‑Q.

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

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A announced volumes during the first quarter of 2017 were up 12% compared to the same period in the prior year1. We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Restructuring activity remained strong in the recent quarter driven by continued activity in retail, energy and power. While the current low default rate outlook is generally consistent with recent historic low levels, we anticipate that, in addition to retail, energy and power, restructuring opportunities could also arise in other sectors, including healthcare; technology, media and telecommunications; and shipping.

As investors seek to enhance returns, diversification and portfolio yield, alternative assets continue to be in demand by institutional investors on a global basis. Within certain asset classes, we are seeing increased interest in narrow and niche strategies as well as customized solutions such as joint ventures, separate account and direct investment opportunities. Park Hill is well positioned to benefit from this demand given its access to best-in-breed managers and operators.

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for First Quarter 2017, based on figures extracted from Thomson Reuters databases as of March 31, 2017.

On June 23, 2016, the United Kingdom (“U.K.”) voted to leave the European Union (“E.U.”), commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. The full impact of Brexit remains uncertain and the political climate in Europe continues to take shape. It is likely to take a significant period of time before the future terms of the E.U. are determined. Circumstances relating to Brexit have the potential to impact particular client transactions as well as the Company’s decisions around our organization and/or operations.

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, U.S. Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; and sublease income. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Condensed Consolidated Statements of Financial Condition.

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, bonuses, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to employees and partners. Changes in this expense are driven by fluctuations in the number of employees, business performance, increases in wages as a result of inflation or labor market conditions, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus and equity plans can also have a significant impact on this expense category and may vary from year to year.

We maintain compensation programs, including salaries, annual incentive bonuses (that may include components of restricted cash and/or restricted stock units), and other benefits programs. We manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel and it reflects the impact of newly-hired senior professionals, including related grants of equity awards which are generally valued at their grant date.

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

•	Travel and Related – consisting of costs for our partners and employees to render services where our clients are located;
•	Professional Fees – consisting principally of consulting, audit and tax, recruiting and legal services;
•	Communications and Information Services – consisting primarily of costs for our technology infrastructure and telecommunications costs;
•	Depreciation and Amortization – consisting of depreciation and amortization on our furniture, fixtures and equipment and intangible assets; and
•	Other Expenses – consisting principally of research, bad debt, regulatory fees, insurance, fees paid for access to external market data and transaction-related payable to Blackstone.

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

The operating entities have generally been subject to New York City Unincorporated Business Tax (“UBT”) and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable. These taxes have been reflected in the Company’s condensed consolidated financial statements.

PJT Partners Inc. is subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from the operating partnership (PJT Partners Holdings LP).

Redeemable Non-Controlling Interest

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) have redemption rights not solely within the Company’s control and thus their ownership interest is considered a redeemable non-controlling interest. Redeemable Non-Controlling Interests have been presented separately from Equity in the Condensed Consolidated Statements of Financial Condition and the portion of net income or loss attributable to the redeemable non-controlling interests has been presented separately in the Condensed Consolidated Statements of Operations.

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$99,339	$81,554	22%
Placement Fees	19,502	31,951	-39%
Interest Income and Other	2,128	1,799	18%
Total Revenues	120,969	115,304	5%
Expenses
Compensation and Benefits	95,676	88,171	9%
Occupancy and Related	6,206	6,418	-3%
Travel and Related	2,883	2,745	5%
Professional Fees	4,189	3,496	20%
Communications and Information Services	2,413	2,053	18%
Depreciation and Amortization	2,092	3,901	-46%
Other Expenses	5,422	5,787	-6%
Total Expenses	118,881	112,571	6%
Income Before Provision (Benefit) for Taxes	2,088	2,733	-24%
Provision (Benefit) for Taxes	(871)	1,302	N/M
Net Income	2,959	1,431	107%
Net Income Attributable to Redeemable Non-Controlling Interests	1,626	1,176	38%
Net Income Attributable to PJT Partners Inc.	$1,333	$255	423%

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Advisory Fees
Number of Clients	67	75
Number of Fee-Paying Clients with $1 Million or More	24	13
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	2	2
Percentage of Such Clients’ Fees of Total Advisory Fees	22.6%	23.4%

Placement Fees
Number of Clients	46	44
Number of Fee-Paying Clients with $1 Million or More	7	7
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	1	4
Percentage of Such Clients’ Fees of Total Placement Fees	15.9%	52.9%

Total Revenues were $121.0 million for the three months ended March 31, 2017, an increase of $5.7 million compared with $115.3 million for the three months ended March 31, 2016. Advisory Fees were $99.3 million for the three months ended March 31, 2017, an increase of $17.8 million compared with $81.6 million for the three months ended March 31, 2016. The increase in Advisory Fees was driven by an overall increase in the average fees earned during the three months ended March 31, 2017 in both our strategic advisory and restructuring and special situations businesses. Placement Fees were $19.5 million for the three months ended March 31, 2017, a decrease of $12.4 million compared with $32.0 million for the three months ended March 31, 2016. The decrease in Placement Fees was primarily driven by a decrease in the average fees earned during the three months ended March 31, 2017.

Expenses

Expenses were $118.9 million for the three months ended March 31, 2017, an increase of $6.3 million compared with $112.6 million for the three months ended March 31, 2016. The increase in expenses was primarily attributable to an increase in Compensation and Benefits of $7.5 million, and partially offset by a decrease in Depreciation and Amortization of $1.8 million. The increase in Compensation and Benefits was primarily due to an increase in headcount and improved business performance. The decrease in Depreciation and Amortization was primarily due to a decrease in amortization expense related to certain intangible assets identified in connection with the spin-off that have fully amortized.

Provision (Benefit) for Taxes

The Company’s Benefit for Taxes for the three months ended March 31, 2017 was $0.9 million, which represents an effective tax rate of -41.7% on pretax income of $2.1 million. The Company’s Provision for Taxes for the three months ended March 31, 2016 was $1.3 million, which represents an effective tax rate of 47.6% on pretax income of $2.7 million.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2017 due to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City UBT and to certain compensation charges that are not deductible for income tax purposes.

The decrease in tax rate for the three months ended March 31, 2017 from the three months ended March 31, 2016 was primarily attributable to a tax benefit recorded related to the delivery of vested shares at a value in excess of their amortized cost.

Redeemable Non-Controlling Interests

Net Income Attributable to Redeemable Non-Controlling Interests is derived from the Income Before Provision (Benefit) for Taxes and the percentage allocation of the net income (loss) between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss).

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, investments, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets are generally comprised of cash and cash equivalents, investments in U.S. Treasury securities and receivables earned from strategic advisory and placement fees. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses and taxes payable. We expect to pay a significant amount of incentive compensation late each year or during the first two months of each calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

Additionally, in connection with the spin-off, we entered into a credit facility with First Republic Bank to provide a $60.0 million revolving credit facility, with the ability to increase the credit facility up to $80.0 million during the period beginning December 1 each year through March 1 the following year, so long as no event of default has occurred and is continuing or would be caused by exercising such option. The revolving credit facility is further described in Note 11. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

On October 10, 2016, PJT Partners Holdings LP entered into a Renewal Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, amending the terms of the Company’s revolving credit facility under the Loan Agreement. The Renewal Agreement provides for a one-year extension of the maturity of the revolving credit facility to October 2, 2018.

As of March 31, 2017 and December 31, 2016, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

We evaluate our cash needs on a regular basis in light of current market conditions. As of March 31, 2017 and December 31, 2016, we had cash, cash equivalents and investments in U.S. Treasury securities of $98.4 million and $152.4 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of March 31, 2017 and December 31, 2016, accounts receivable were $200.4 million and $227.6 million, respectively, net of allowance for doubtful accounts of $2.0 million and $4.4 million, respectively. Included in Accounts Receivable are long-term receivables of $65.7 million and $73.1 million as of March 31, 2017 and December 31, 2016, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 13. “Regulated Entities” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, restructuring and special situations and private fund advisory and placement services. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Our activities may also be subject to regulation, including regulatory capital requirements, by various other foreign jurisdictions and self-regulatory organizations.

We do not anticipate that compliance with any and all such requirements will materially adversely impact the availability of funds for domestic and parent-level purposes.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2017:

	April 1, 2017 to
Contractual Obligations	December 31, 2017	2018–2019	2020–2021	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$14,373	$34,905	$33,638	$101,610	$184,526
Capital Leases (including interest)	75	202	81	—	358
Purchase Obligations	2,735	2,169	61	—	4,965
Tax Benefit Liability (b)	4,096	1,599	—	—	5,695
Amount Due Pursuant to Tax Receivable Agreement (c)	11	244	255	1,401	1,911
Contractual Obligations	$21,290	$39,119	$34,035	$103,011	$197,455

(a)

We lease our office space under agreements that expire at various dates through 2030. Further disclosure regarding rent is presented in Note 11. “Commitments and Contingencies—Commitments, Leases” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. The amounts presented are net of contractual sublease commitments.

(b)

Pursuant to the Employee Matters Agreement, we have agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. Further disclosure regarding this liability is presented in Note 11. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Employee Matters Agreement” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

(c)

As of March 31, 2017, the Company had an amount due of $1.9 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented below.

Commitments and Contingencies

We previously recorded an expense of $8.9 million during the three months ended March 31, 2016 related to the Caspersen matter, which represented the amount that was considered to be probable and reasonably estimable, as well as a related insurance reimbursement of $5.6 million deemed probable of receipt. We made payments totaling $8.9 million related to the charge and also received a $5.6 million insurance reimbursement during the year ended December 31, 2016.

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

Indemnifications

We have entered and may continue to enter into contracts, including contracts with Blackstone relating to the spin-off, which contain a variety of indemnifications. Our maximum exposure under these arrangements is not known. However, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of PJT Partners Inc. and not of PJT Partners Holdings LP. PJT Partners Inc. expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes.

In connection with the exchange of Partnership Units for cash during the three months ended March 31, 2017, we recorded an additional estimated deferred tax asset of $1.1 million as a result of the increase in the tax basis of the Company’s assets attributable to the exchanges. Pursuant to the tax receivable agreement, 85% of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners generally over 15 years and are recorded as Amount Due Pursuant to Tax Receivable Agreement in the Condensed Consolidated Statements of Financial Condition. The remaining tax benefit is allocable to the Company and is recorded in Additional Paid-In Capital.

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Other

See Notes 7, 9, 11 and 12 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity compensation plans, commitments and employee benefit plans, respectively.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2016. A discussion of critical accounting policies is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes in our significant accounting policies or critical accounting policies during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

The Company is not involved with any off-balance sheet arrangements that are not elsewhere reflected in our condensed consolidated financial statements.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on our financial statements can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

Emerging Growth Company Implications

Information regarding our emerging growth company status and implications can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk can be found in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our subsequently filed Quarterly Reports on Form 10‑Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the issuances during the first quarter of 2017 of LTIP Units in PJT Partners Holdings LP to employees of the Company, PJT Partners Inc. issued five corresponding shares of its Class B common stock, par value $0.01 per share, to these employees. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the first quarter of 2017 and plans to regularly pay quarterly dividends.

Refer to “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2016 for further disclosure of the Company’s dividend policy.

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

Date: May 9, 2017

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)