Form 10-Q
period 2017-06-30
PJT Partners Inc.
filed 2017-08-04
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 31, 2017, there were 18,523,099 shares of Class A common stock, par value $0.01 per share, and 250 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Forward-Looking Statements

Certain material presented herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include certain information concerning future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2017	2016
Assets
Cash and Cash Equivalents	$60,880	$152,431
Investments	34,915	—
Accounts Receivable (net of allowance for doubtful accounts of $2,002 and $4,374 at June 30, 2017 and December 31, 2016, respectively)	220,598	227,560
Intangible Assets, Net	13,463	14,713
Goodwill	72,286	72,286
Furniture, Equipment and Leasehold Improvements, Net	36,087	38,155
Other Assets	26,289	14,374
Deferred Tax Asset, Net	75,074	70,957
Total Assets	$539,592	$590,476
Liabilities, Redeemable Non-Controlling Interests and Equity (Deficit)
Accrued Compensation and Benefits	$73,976	$140,076
Accounts Payable, Accrued Expenses and Other Liabilities	18,315	17,354
Deferred Rent Liability	16,444	16,353
Amount Due Pursuant to Tax Receivable Agreement	3,318	964
Taxes Payable	1,233	1,527
Deferred Revenue	436	786
Total Liabilities	113,722	177,060
Commitments and Contingencies
Redeemable Non-Controlling Interests	575,591	421,976
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 18,522,845 issued and outstanding at June 30, 2017; 18,003,272 issued and outstanding at December 31, 2016)	185	180
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 250 issued and outstanding at June 30, 2017; 271 issued and outstanding at December 31, 2016)	—	—
Additional Paid-In Capital	—	9,145
Accumulated Deficit	(149,992)	(17,946)
Accumulated Other Comprehensive Income	86	61
Total Equity (Deficit)	(149,721)	(8,560)
Total Liabilities, Redeemable Non-Controlling Interests and Equity (Deficit)	$539,592	$590,476

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Advisory Fees	$73,349	$59,078	$172,688	$140,632
Placement Fees	33,503	28,652	53,005	60,603
Interest Income and Other	2,458	1,554	4,586	3,353
Total Revenues	109,310	89,284	230,279	204,588
Expenses
Compensation and Benefits	87,564	71,964	183,240	160,135
Occupancy and Related	6,659	6,622	12,865	13,040
Travel and Related	3,073	2,802	5,956	5,547
Professional Fees	4,803	6,691	8,992	10,187
Communications and Information Services	2,854	2,647	5,267	4,700
Depreciation and Amortization	2,022	4,025	4,114	7,926
Other Expenses	4,418	4,788	9,840	10,575
Total Expenses	111,393	99,539	230,274	212,110
Income (Loss) Before Benefit for Taxes	(2,083)	(10,255)	5	(7,522)
Benefit for Taxes	(1,518)	(5,539)	(2,389)	(4,237)
Net Income (Loss)	(565)	(4,716)	2,394	(3,285)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests	(780)	(4,393)	846	(3,217)
Net Income (Loss) Attributable to PJT Partners Inc.	$215	$(323)	$1,548	$(68)
Net Income (Loss) Per Share of Class A Common Stock — Basic and Diluted	$0.01	$(0.02)	$0.08	$(0.00)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,825,696	18,264,742	18,654,187	18,263,365
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (Loss)	$(565)	$(4,716)	$2,394	$(3,285)
Other Comprehensive Income, Net of Tax — Currency Translation Adjustment	60	436	62	572
Comprehensive Income (Loss)	(505)	(4,280)	2,456	(2,713)
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests	(744)	(4,124)	883	(2,884)
Comprehensive Income (Loss) Attributable to PJT Partners Inc.	$239	$(156)	$1,573	$171

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated		Redeemable
	Class A	Class B	Class A	Class B	Additional		Other		Non-
	Common	Common	Common	Common	Paid-In	Accumulated	Comprehensive		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total	Interests
Balance at December 31, 2015	17,966,456	300	$180	$—	$43,132	$(11,184)	$(48)	$32,080	$309,855
Net Loss	—	—	—	—	—	(68)	—	(68)	(3,217)
Currency Translation Adjustment	—	—	—	—	—	—	572	572	—
Dividends	—	—	—	—	—	(1,862)	—	(1,862)	—
Non-Cash Contributions from Former Parent	—	—	—	—	4,061	—	—	4,061	—
Equity-Based Compensation	—	—	—	—	23,937	—	—	23,937	18,225
Forfeiture Liability for Equity Awards	—	—	—	—	653	—	—	653	—
Net Share Settlement	—	—	—	—	—	—	—	—	(36)
Issuance of Shares of Class B Common Stock	—	4	—	—	(3,401)	—	—	(3,401)	3,401
Forfeitures of Shares of Class B Common Stock	—	(2)	—	—	1,511	—	—	1,511	(1,511)
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	27,932	—	—	27,932	(27,932)
Balance at June 30, 2016	17,966,456	302	$180	$—	$97,825	$(13,114)	$524	$85,415	$298,785

Balance at December 31, 2016	18,003,272	271	$180	$—	$9,145	$(17,946)	$61	$(8,560)	$421,976
Net Income	—	—	—	—	—	1,548	—	1,548	846
Currency Translation Adjustment	—	—	—	—	—	—	25	25	37
Dividends	—	—	—	—	—	(1,900)	—	(1,900)	—
Tax Distributions	—	—	—	—	—	—	—	—	(13,691)
Equity-Based Compensation	—	—	—	—	38,716	—	—	38,716	21,974
Forfeiture Liability for Equity Awards	—	—	—	—	147	—	—	147	—
Net Share Settlement	—	—	—	—	(3,463)	—	—	(3,463)	(35)
Deliveries of Vested Shares of Class A Common Stock	519,573	—	5	—	(5)	—	—	—	—
Issuance of Shares of Class B Common Stock	—	7	—	—	(1,662)	—	—	(1,662)	1,662
Forfeitures of Shares of Class B Common Stock	—	(1)	—	—	—	—	—	—	—
Cash-Settled Exchanges of Partnership Units	—	(27)	—	—	416	—	—	416	(32,166)
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	(43,294)	(131,694)	—	(174,988)	174,988
Balance at June 30, 2017	18,522,845	250	$185	$—	$—	$(149,992)	$86	$(149,721)	$575,591

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net Income (Loss)	$2,394	$(3,285)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Equity-Based Compensation Expense	60,690	42,185
Depreciation and Amortization Expense	4,114	7,926
Bad Debt Expense	607	1,185
Deferred Taxes	(1,370)	(1,750)
Other	(1,229)	(320)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	9,252	(16,211)
Deferred Tax Assets	—	(228)
Other Assets	(11,696)	(11,853)
Accrued Compensation and Benefits	(67,586)	(815)
Accounts Payable, Accrued Expenses and Other Liabilities	1,091	4,641
Deferred Rent Liability	(122)	5,049
Taxes Payable	(295)	(795)
Deferred Revenue	(355)	4,679
Net Cash Provided by (Used in) Operating Activities	(4,505)	30,408
Investing Activities
Proceeds from Repayment of Note Issued to Employee	—	538
Purchases of Investments	(34,995)	—
Purchases of Furniture, Equipment and Leasehold Improvements	(527)	(8,716)
Change in Restricted Cash	—	800
Net Cash Used in Investing Activities	(35,522)	(7,378)
Financing Activities
Dividends	(1,900)	(1,862)
Tax Distributions	(13,691)	—
Employee Taxes Paid for Shares Withheld	(3,498)	(36)
Cash-Settled Exchanges of Partnership Units	(32,166)	—
Principal Payments on Capital Lease Obligations	(47)	(6)
Net Cash Used in Financing Activities	(51,302)	(1,904)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(222)	(248)
Net Increase (Decrease) in Cash and Cash Equivalents	(91,551)	20,878
Cash and Cash Equivalents, Beginning of Period	152,431	82,322
Cash and Cash Equivalents, End of Period	$60,880	$103,200
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$14,838	$3,886
Supplemental Disclosure of Significant Non-Cash Activities
Non-Cash Contributions from Former Parent	$—	$4,061

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

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2017, the non-controlling interest was 44.4%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and determining the transaction price and amounts allocated to performance obligations. Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract. As originally proposed, the guidance was effective prospectively for annual periods beginning after December 15, 2016 including interim periods within that reporting period. The FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective for annual reporting periods beginning after December 31, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company plans to adopt the standard using the modified retrospective approach as of January 1, 2018. The Company has performed an assessment of the impact that adoption of this guidance will have on its consolidated financial statements, but is awaiting the outcome of decisions from the AICPA’s industry task force on Broker-Dealers, the AICPA’s Revenue Recognition Working Group and the AICPA’s Financial Reporting Executive Committee (FinREC) in order to conclude on the revenue recognition pattern of advisory fees and the corresponding impact on the recognition of reimbursable expenses. The Company expects to provide disclosures regarding its assessment of performance obligations, contract balances, contract costs, significant judgments made and any practical expedients that have been applied. The Company will provide additional information about the expected impact of adoption as available.

In February 2016, the FASB issued new guidance regarding leases. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Entities are also required to provide enhanced disclosure about leasing arrangements. The amendments retain lease classifications, distinguishing finance leases from operating leases, using criteria that are substantially similar for distinguishing capital leases from operating leases in previous guidance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption requires a modified retrospective approach. Based on the Company’s initial evaluation, adoption on January 1, 2019 will result in the present value of the Company’s lease commitments that have a term in excess of one year being recorded on the Company’s Statements of Financial Condition as a right-of-use asset with a corresponding liability. The Company’s lease commitments, as discussed in Note 11. “Commitments and Contingencies—Commitments, Leases,” primarily relate to office space. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

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

Included in Accounts Receivable are long-term receivables of $77.2 million and $73.1 million as of June 30, 2017 and December 31, 2016, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Long-term receivables that were more than 90 days past due as of June 30, 2017 and December 31, 2016 were $1.3 million and $2.7 million, respectively.

There was no allowance for doubtful accounts with respect to long-term receivables as of June 30, 2017 or December 31, 2016.

4.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2017	2016
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Trade Name	5,700	5,700
Client Mandates and Other	—	1,276
Total Intangible Assets	32,176	33,452
Accumulated Amortization	(18,713)	(18,739)
Intangible Assets, Net (a)	$13,463	$14,713

(a)	Excludes fully amortized intangible assets.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amortization expense was $0.6 million and $1.3 million for the three and six months ended June 30, 2017, respectively, and $2.8 million and $5.6 million for the three and six months ended June 30, 2016, respectively.

Amortization of intangible assets held at June 30, 2017 is expected to be $2.4 million for the year ending December 31, 2017 and $2.3 million for each of the years ending December 31, 2018, 2019, 2020 and 2021.

5.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30,	December 31,
	2017	2016
Office Equipment	$1,815	$1,778
Leasehold Improvements	33,404	32,889
Furniture and Fixtures	11,683	11,364
Total Furniture, Equipment and Leasehold Improvements	46,902	46,031
Accumulated Depreciation	(10,815)	(7,876)
Furniture, Equipment and Leasehold Improvements, Net	$36,087	$38,155

Depreciation expense was $1.4 million and $2.9 million for the three and six months ended June 30, 2017, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2016, respectively.

6.	FAIR VALUE MEASUREMENTS

The Company generally invests in U.S. Treasury securities with remaining maturities of less than twelve months. As of June 30, 2017 and December 31, 2016, the Company held investments in U.S. Treasury securities of $35.8 million and $50.0 million, respectively, of which $0.9 million and $50.0 million were included in Cash and Cash Equivalents in the Condensed Consolidated Statements of Financial Condition. U.S. Treasury securities with remaining maturities of greater than 90 days are included in Investments in the Condensed Consolidated Statements of Financial Condition.

In making an assessment of the fair value hierarchy classification, the Company considers the amount of trading activity, observability of pricing inputs as well as whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). As of June 30, 2017 and December 31, 2016, all U.S. Treasury securities held by the Company were classified as Level II in the fair value hierarchy. During the three and six months ended June 30, 2017, there were no transfers from Level I to Level II related to U.S. Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the three and six months ended June 30, 2017.

7.	INCOME TAXES

The Company’s effective tax rate was 72.9% for the three months ended June 30, 2017, not meaningful for the six months ended June 30, 2017, and 54.0% and 56.3% for the three and six months ended June 30, 2016, respectively. The Company’s income tax benefit was $1.5 million and $2.4 million for the three and six months ended June 30, 2017, respectively, and income tax benefit was $5.5 million and $4.2 million for the three and six months ended June 30, 2016, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2017 due to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The decrease in tax rate for the six months ended June 30, 2017 from the six months ended June 30, 2016 was primarily attributable to the relative size of the tax benefit on discrete items recognized during the six months ended June 30, 2017 as compared with the nominal tax expense recognized on pretax income during the same period. The discrete tax benefit is related to the delivery of vested shares at a value in excess of their amortized cost.

As of June 30, 2017, the Company had no unrecognized tax benefits.

8.	NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income (loss) per share of Class A common stock for the three and six months ended June 30, 2017 and 2016 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net Income (Loss)	$(565)	$(4,716)	$2,394	$(3,285)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests	(780)	(4,393)	846	(3,217)
Net Income (Loss) Attributable to PJT Partners Inc.	$215	$(323)	$1,548	$(68)
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,825,696	18,264,742	18,654,187	18,263,365
Net Income (Loss) Per Share of Class A Common Stock — Basic and Diluted	$0.01	$(0.02)	$0.08	$(0.00)

Common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable lock-up, vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 33,856,935 and 33,922,721 for the three and six months ended June 30, 2017, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and six months ended June 30, 2017 and 2016, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is anti-dilutive.

During the three and six months ended June 30, 2017 and 2016, unvested RSUs, participating RSUs and Partnership Units were all determined to be anti-dilutive and excluded from the calculation of net income (loss) per share of Class A common stock. The following amounts would have been included in this calculation if their effect were dilutive for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-Average Unvested RSUs	3,576,351	1,754,382	3,368,471	1,646,233
Weighted-Average Participating RSUs	461,417	754,174	517,719	772,005
Weighted-Average Partnership Units	15,031,239	16,061,039	15,268,534	16,091,960

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	EQUITY-BASED COMPENSATION

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

The following table represents equity-based compensation expense and related income tax benefit for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equity-Based Compensation Expense	$27,434	$21,567	$60,690	$42,185
Income Tax Benefit	$3,640	$4,328	$8,310	$8,463

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the spin-off, annual compensation process and ongoing hiring process, the Company has issued RSUs, which generally vest over a service life of three to five years. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of June 30, 2017 and of changes during the period January 1, 2017 through June 30, 2017 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2016	5,776,114	$21.71	443,689	$25.58
Granted	1,426,158	36.71	—	—
Vested	(617,189)	23.88	(1,977)	31.16
Forfeited	(48,428)	22.06	—	—
Dividends Reinvested on Participating RSUs	5,221	33.38	—	—
Balance, June 30, 2017	6,541,876	$24.78	441,712	$25.56

As of June 30, 2017, there was $84.2 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 14.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of the status of the Company’s unvested Partnership Units as of June 30, 2017 and of changes during the period January 1, 2017 through June 30, 2017 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2016	5,591,357	$21.23
Granted	44,894	37.01
Vested	(4,571)	28.29
Balance, June 30, 2017	5,631,680	$21.35

As of June 30, 2017, there was $67.3 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of June 30, 2017 and December 31, 2016 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2016	6,503,464	$5.72
Balance, June 30, 2017	6,503,464	$5.72

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of June 30, 2017, there was $19.2 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2017, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	11,633,253	1.8
Restricted Stock Units	6,729,049	1.1
Total Equity-Based Awards	18,362,302	1.5

10.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 888,321 Partnership Units for cash in the amount of $32.2 million during the six months ended June 30, 2017.

During the second quarter of 2017, the Company was presented with 180,056 Partnership Units to be exchanged. The Company expects to settle the exchange of these Partnership Units on August 9, 2017 with cash from the Company’s working capital. The price per Partnership Unit will be equal to the volume-weighted average price of a share of the Company’s Class A common stock on August 4, 2017.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Tax Receivable Agreement

The Company entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2017 and December 31, 2016, the Company had amounts due of $3.3 million and $1.0 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

As of June 30, 2017 and December 31, 2016, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense was $6.2 million and $12.1 million for the three and six months ended June 30, 2017, respectively, and $6.3 million and $12.5 million for the three and six months ended June 30, 2016, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Rent expense is included in Occupancy and Related in the Condensed Consolidated Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

As of June 30, 2017 and December 31, 2016, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.8 million and $4.5 million, respectively.

Capital lease obligations recorded are payable through 2021 at a weighted-average interest rate of 2.3%. The net book value of all assets recorded under capital leases aggregated $0.3 million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2017	$53	$11,081
2018	106	22,418
2019	106	22,435
2020	79	21,346
2021	4	21,841
Thereafter	—	112,369
Total Minimum Lease Payments	348	211,490
Less: Amount Representing Interest	13
Capital Lease Obligation	$335
Less: Sublease Proceeds		17,206
Net Minimum Lease Payments		$194,284

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

As previously disclosed, the Company terminated Andrew Caspersen on March 28, 2016 after learning of a number of unauthorized and unlawful transactions outside the scope of his employment with Park Hill Group. The Company recorded an expense of $8.9 million during the three months ended March 31, 2016, which represented the amount that was considered to be probable and reasonably estimable, as well as a related insurance reimbursement of $5.6 million deemed probable of receipt. The Company made payments totaling $8.9 million related to the charge and also received a $5.6 million insurance reimbursement during the year ended December 31, 2016.

With respect to actual and potential additional claims related to funds fraudulently obtained by Mr. Caspersen, the Company believes that any such claims are without merit and the Company will vigorously defend any such actions.

With respect to the Company’s other litigation matters, the Company is not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations.

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

Transactions and Agreements with Blackstone

During the six months ended June 30, 2016, the Company recorded $0.3 million related to certain professional fees payable to Blackstone. As of June 30, 2017, the Company had no amounts payable to Blackstone for such expenses and $0.3 million as of December 31, 2016.

During the six months ended June 30, 2016, the Company recorded $4.1 million in non-cash contributions related to the settlement of balances due to and from Blackstone.

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

The Company had amounts payable to Blackstone with respect to the Transition Services Agreement of $25 thousand as of June 30, 2017 and December 31, 2016.

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.4 million and $0.5 million as of June 30, 2017 and December 31, 2016, respectively.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of June 30, 2017 and December 31, 2016, the Company had accrued $5.8 million and $4.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.1 million and $0.4 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2016, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

13.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $51.0 million and $65.6 million as of June 30, 2017 and December 31, 2016, respectively, which exceeded the minimum net capital requirement by $50.7 million and $64.1 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $7.5 million and $18.1 million as of June 30, 2017 and December 31, 2016, respectively, which exceeded the minimum net capital requirement by $7.3 million and $17.9 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of June 30, 2017 and December 31, 2016, both of these entities were in compliance with local capital adequacy requirements.

14.	BUSINESS INFORMATION

The Company’s activities providing strategic advisory, restructuring and special situations and private fund advisory and placement services constitute a single reportable segment. An operating segment is a component of an entity that conducts business, incurs revenues and expenses for which discrete financial information is available that

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

is reviewed by the chief operating decision maker in assessing performance and making resource allocation decisions. The Company has a single operating segment and therefore a single reportable segment.

The Company is organized as one operating segment in order to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of senior professionals across the Company. The chief operating decision maker assesses performance and allocates resources based on broad considerations including the market opportunity, available expertise across the Company and the strength and efficacy of professionals’ collaboration, and not based upon profit or loss measures for the Company’s separate product lines.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Domestic	$101,447	$85,651	$206,868	$197,762
International	7,863	3,633	23,411	6,826
Total	$109,310	$89,284	$230,279	$204,588

	June 30,	December 31,
	2017	2016
Assets
Domestic	$498,002	$545,049
International	41,590	45,427
Total	$539,592	$590,476

The Company had one client that represented 11.4% of total revenues for the three months ended June 30, 2017. The Company is not subject to any material concentrations with respect to its revenues for the six months ended June 30, 2017 and three and six months ended June 30, 2016 or credit risk with respect to its accounts receivable as of June 30, 2017 and December 31, 2016.

15.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on September 21, 2017 to Class A common stockholders of record on September 7, 2017.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A announced volumes during the first half of 2017 were up 2% compared with the same period in the prior year1. We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Restructuring activity increased towards the end of the quarter despite a continued low default rate environment. Opportunities were across a broad range of industries including retail; energy; healthcare; technology, media and telecommunications; and shipping.

As investors seek to enhance returns, diversification and portfolio yield, alternative assets continue to be in demand by institutional investors on a global basis. Within certain asset classes, we are seeing increased interest in narrow and niche strategies as well as customized solutions such as joint ventures, separate account and direct investment opportunities. We believe that Park Hill Group is well positioned to benefit from this demand given its access to best-in-breed managers and operators.

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for First Half 2017, based on figures extracted from Thomson Reuters databases as of June 30, 2017.

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

Key Financial Measures

Revenues

Substantially all of our revenues are derived from Advisory Fees and Placement Fees. These revenues are primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

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

•	Travel and Related – consisting of costs for our partners and employees to render services where our clients are located;
•	Professional Fees – consisting principally of consulting, audit and tax, recruiting, legal and other professional services;
•	Communications and Information Services – consisting primarily of costs for our technology infrastructure and telecommunications costs;
•	Depreciation and Amortization – consisting of depreciation and amortization on our furniture, equipment, leasehold improvements and intangible assets; and
•	Other Expenses – consisting principally of bad debt, regulatory fees, insurance, fees paid for access to external market data, advertising and transaction-related payable to Blackstone.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$73,349	$59,078	24%	$172,688	$140,632	23%
Placement Fees	33,503	28,652	17%	53,005	60,603	-13%
Interest Income and Other	2,458	1,554	58%	4,586	3,353	37%
Total Revenues	109,310	89,284	22%	230,279	204,588	13%
Expenses
Compensation and Benefits	87,564	71,964	22%	183,240	160,135	14%
Occupancy and Related	6,659	6,622	1%	12,865	13,040	-1%
Travel and Related	3,073	2,802	10%	5,956	5,547	7%
Professional Fees	4,803	6,691	-28%	8,992	10,187	-12%
Communications and Information Services	2,854	2,647	8%	5,267	4,700	12%
Depreciation and Amortization	2,022	4,025	-50%	4,114	7,926	-48%
Other Expenses	4,418	4,788	-8%	9,840	10,575	-7%
Total Expenses	111,393	99,539	12%	230,274	212,110	9%
Income (Loss) Before Benefit for Taxes	(2,083)	(10,255)	N/M	5	(7,522)	N/M
Benefit for Taxes	(1,518)	(5,539)	N/M	(2,389)	(4,237)	N/M
Net Income (Loss)	(565)	(4,716)	N/M	2,394	(3,285)	N/M
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests	(780)	(4,393)	N/M	846	(3,217)	N/M
Net Income (Loss) Attributable to PJT Partners Inc.	$215	$(323)	N/M	$1,548	$(68)	N/M

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Advisory Fees
Number of Fee-Paying Clients	52	66	89	94
Number of Fee-Paying Clients with $1 Million or More	18	13	41	37
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	2	1	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	30.7%	12.7%	N/A	N/A

Placement Fees
Number of Fee-Paying Clients	46	46	55	56
Number of Fee-Paying Clients with $1 Million or More	11	9	20	16
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	3	2	—	1
Percentage of Such Clients’ Fees of Total Placement Fees	36.1%	33.0%	N/A	12.5%

Total Revenues were $109.3 million for the three months ended June 30, 2017, an increase of $20.0 million compared with $89.3 million for the three months ended June 30, 2016. Advisory Fees were $73.3 million for the three months ended June 30, 2017, an increase of $14.3 million compared with $59.1 million for the three months ended June 30, 2016. The increase in Advisory Fees was driven by an increase in average fees earned during the three months ended June 30, 2017, primarily in our strategic advisory business. Placement Fees were $33.5 million for the three months ended June 30, 2017, an increase of $4.9 million compared with $28.7 million for the three months ended June 30, 2016. The increase in Placement Fees was driven by an increase in average fees earned during the three months ended June 30, 2017.

Total Revenues were $230.3 million for the six months ended June 30, 2017, an increase of $25.7 million compared with $204.6 million for the six months ended June 30, 2016. Advisory Fees were $172.7 million for the six months ended June 30, 2017, an increase of $32.1 million compared with $140.6 million for the six months ended June 30, 2016. The increase in Advisory Fees was driven by an increase in average fees earned during the six months ended June 30, 2017 in both our strategic advisory and restructuring and special situations businesses. Placement Fees were $53.0 million for the six months ended June 30, 2017, a decrease of $7.6 million compared with $60.6 million for the six months ended June 30, 2016. The decrease in Placement Fees was driven by a decrease in average fees earned during the six months ended June 30, 2017.

Expenses

Expenses were $111.4 million for the three months ended June 30, 2017, an increase of $11.9 million compared with $99.5 million for the three months ended June 30, 2016. The increase in expenses was primarily attributable to an increase in Compensation and Benefits of $15.6 million, and partially offset by decreases in Depreciation and Amortization and Professional Fees of $2.0 million and $1.9 million, respectively. The increase in Compensation and Benefits was primarily due to an increase in headcount and improved business performance. The decrease in Depreciation and Amortization was primarily due to a decrease in amortization expense related to certain intangible assets identified in connection with the spin-off that have fully amortized.

Expenses were $230.3 million for the six months ended June 30, 2017, an increase of $18.2 million compared with $212.1 million for the six months ended June 30, 2016. The increase in expenses was primarily attributable to an increase in Compensation and Benefits of $23.1 million, and partially offset by decreases in Depreciation and

Amortization and Professional Fees of $3.8 million and $1.2 million, respectively. The increase in Compensation and Benefits was primarily due to an increase in headcount and improved business performance. The decrease in Depreciation and Amortization was primarily due to a decrease in amortization expense related to certain intangible assets identified in connection with the spin-off that have fully amortized.

Benefit for Taxes

The Company’s Benefit for Taxes for the three months ended June 30, 2017 was $1.5 million, which represents an effective tax rate of 72.9% on pretax loss of $2.1 million. The Company’s Benefit for Taxes for the three months ended June 30, 2016 was $5.5 million, which represents an effective tax rate of 54.0% on pretax loss of $10.3 million.

The Company’s Benefit for Taxes for the six months ended June 30, 2017 was $2.4 million on pretax income of $5 thousand. The effective tax rate is not meaningful for the six months ended June 30, 2017. The Company’s Benefit for Taxes for the six months ended June 30, 2016 was $4.2 million, which represents an effective tax rate of 56.3% on pretax loss of $7.5 million.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2017 due to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City UBT and to certain compensation charges that are not deductible for income tax purposes.

The decrease in tax rate for the six months ended June 30, 2017 from the six months ended June 30, 2016 was primarily attributable to the relative size of the tax benefit on discrete items recognized during the six months ended June 30, 2017 as compared with the nominal tax expense recognized on pretax income during the same period. The discrete tax benefit is related to the delivery of vested shares at a value in excess of their amortized cost.

Redeemable Non-Controlling Interests

Net Income Attributable to Redeemable Non-Controlling Interests is derived from the Income (Loss) Before Benefit for Taxes and the percentage allocation of the net income (loss) between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss).

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, investments, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets are generally comprised of cash and cash equivalents, investments in U.S. Treasury securities and receivables arising from advisory and placement engagements. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses and taxes payable. We expect to pay a significant amount of incentive compensation late each year or during the first two months of each calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

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

As of June 30, 2017 and December 31, 2016, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

We evaluate our cash needs on a regular basis in light of current market conditions. As of June 30, 2017 and December 31, 2016, we had cash, cash equivalents and investments in U.S. Treasury securities of $95.8 million and $152.4 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of June 30, 2017 and December 31, 2016, accounts receivable were $220.6 million and $227.6 million, respectively, net of allowance for doubtful accounts of $2.0 million and $4.4 million, respectively. Included in Accounts Receivable are long-term receivables of $77.2 million and $73.1 million as of June 30, 2017 and December 31, 2016, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2017:

	July 1, 2017 to
Contractual Obligations	December 31, 2017	2018–2019	2020–2021	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$9,406	$38,997	$38,048	$107,833	$194,284
Capital Leases (including interest)	53	212	83	—	348
Purchase Obligations	1,668	2,303	66	—	4,037
Tax Benefit Liability (b)	4,096	1,744	—	—	5,840
Amount Due Pursuant to Tax Receivable Agreement (c)	11	393	442	2,472	3,318
Contractual Obligations	$15,234	$43,649	$38,639	$110,305	$207,827

(a)

We lease our office space under agreements that expire at various dates through 2030. Further disclosure regarding rent is provided in Note 11. “Commitments and Contingencies—Commitments, Leases” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. The amounts presented are net of contractual sublease commitments.

(b)

Pursuant to the Employee Matters Agreement, we have agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. Further disclosure regarding this liability is provided in Note 11. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Employee Matters Agreement” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

(c)

As of June 30, 2017, the Company had an amount due of $3.3 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is provided below.

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

With respect to actual and potential additional claims related to funds fraudulently obtained by Mr. Caspersen, we believe that the total potential amount of any such claims to be less than $30 million, any such claims are without merit and we will vigorously defend any such actions.

With respect to our other litigation matters, we are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations. However, the disposition of these contingencies could be material to our financial results in the period in which it occurs.

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

In connection with the exchange of Partnership Units for cash during the six months ended June 30, 2017, we recorded an additional estimated deferred tax asset of $2.8 million as a result of the increase in the tax basis of the Company’s assets attributable to the exchanges. Pursuant to the tax receivable agreement, 85% of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners generally over 15 years and are recorded as Amount Due Pursuant to Tax Receivable Agreement in the Condensed Consolidated Statements of Financial Condition. The remaining tax benefit is allocable to the Company and is recorded in Additional Paid-In Capital.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2016. A discussion of critical accounting policies is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2017.

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

From time to time, the Company and its affiliates may be subject to legal proceedings and claims in the ordinary course of business. In addition, government agencies and self-regulatory organizations in countries in which we conduct business, conduct periodic examinations and may initiate administrative proceedings regarding the Company’s and its affiliates’ business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. It is our policy to cooperate fully with such governmental requests, examinations and administrative proceedings. In view of the inherent difficulty of determining whether any loss in connection with any such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

On June 29, 2017, The Moore Charitable Foundation and Kendall JMAC, LLC filed an action in the Supreme Court of the State of New York, County of New York, against PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Mr. Caspersen, in an action styled The Moore Charitable Foundation, et al. v. PJT Partners Inc., et al., No. 654584/2017 (N.Y. Sup. Ct. June 29, 2017). Generally, the complaint alleges that PJT Partners Inc.’s and Park Hill Group’s inadequate supervision enabled Caspersen to commit multiple frauds while using PJT Partners Inc.’s and Park Hill Group’s name and business resources. The complaint alleges claims against PJT Partners Inc. and Park Hill Group for fraud under theories of apparent authority and respondeat superior, negligent supervision and retention and conversion. We believe that this action is without merit and will defend it vigorously.

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleged, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants were grouped together with other defendants who were all alleged generically to have conspired to defraud the State of New Mexico. In May 2011, the trial court ruled that, as defendants had argued, FATA cannot constitutionally be applied retroactively. Plaintiffs appealed and, in December 2012, the intermediate appellate court affirmed the trial court’s determination that FATA cannot constitutionally be applied retroactively. Plaintiffs appealed. On June 25, 2015, the New Mexico Supreme Court reversed the intermediate appellate court and held that a provision of FATA imposing treble damages could be applied retroactively. The New Mexico Supreme Court reserved judgment on whether FATA’s provision imposing a civil penalty could be applied retroactively. The New Mexico Supreme Court also ordered this case to be consolidated with another case by the same plaintiffs, to which the Park Hill Defendants had not been parties. The proceedings in the trial court had been stayed pending resolution of Plaintiffs’ appeal. On November 30, 2015, the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. On June 6, 2017, the court granted the motion to dismiss brought on behalf of the State of New Mexico, the effect of which will be that the action against the Park Hill Defendants will be dismissed, although it is likely that the Plaintiffs will file an appeal.

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

In connection with the issuance during the second quarter of 2017 of (a) LTIP Units in PJT Partners Holdings LP to an employee of the Company and (b) the transfer by a limited partner of PJT Partners Holdings LP partnership units, PJT Partners Inc. issued two corresponding shares of its Class B common stock, par value $0.01 per share, to these employees and limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the second quarter of 2017 and plans to regularly pay quarterly dividends.

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

Date: August 4, 2017

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)