Form 10-Q
period 2017-09-30
PJT Partners Inc.
filed 2017-11-07
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 1, 2017, there were 18,595,394 shares of Class A common stock, par value $0.01 per share, and 240 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2017	2016
Assets
Cash and Cash Equivalents	$102,281	$152,431
Investments	55,112	—
Accounts Receivable (net of allowance for doubtful accounts of $1,934 and $4,374 at September 30, 2017 and December 31, 2016, respectively)	168,417	227,560
Intangible Assets, Net	12,879	14,713
Goodwill	72,286	72,286
Furniture, Equipment and Leasehold Improvements, Net	35,099	38,155
Other Assets	23,216	14,374
Deferred Tax Asset, Net	92,729	70,957
Total Assets	$562,019	$590,476
Liabilities, Redeemable Non-Controlling Interests and Equity (Deficit)
Accrued Compensation and Benefits	$79,970	$140,076
Accounts Payable, Accrued Expenses and Other Liabilities	22,789	17,354
Deferred Rent Liability	16,789	16,353
Amount Due Pursuant to Tax Receivable Agreement	3,840	964
Taxes Payable	1,073	1,527
Deferred Revenue	433	786
Total Liabilities	124,894	177,060
Commitments and Contingencies
Redeemable Non-Controlling Interests	574,272	421,976
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 18,585,160 issued and outstanding at September 30, 2017; 18,003,272 issued and outstanding at December 31, 2016)	186	180
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 239 issued and outstanding at September 30, 2017; 271 issued and outstanding at December 31, 2016)	—	—
Additional Paid-In Capital	10,204	9,145
Accumulated Deficit	(147,599)	(17,946)
Accumulated Other Comprehensive Income	62	61
Total Equity (Deficit)	(137,147)	(8,560)
Total Liabilities, Redeemable Non-Controlling Interests and Equity (Deficit)	$562,019	$590,476

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Advisory Fees	$60,457	$100,728	$233,145	$241,360
Placement Fees	15,907	18,327	68,912	78,930
Interest Income and Other	2,086	2,291	6,672	5,644
Total Revenues	78,450	121,346	308,729	325,934
Expenses
Compensation and Benefits	68,018	95,841	251,258	255,976
Occupancy and Related	6,746	6,481	19,611	19,521
Travel and Related	3,369	3,208	9,325	8,755
Professional Fees	6,374	3,983	15,366	14,170
Communications and Information Services	2,556	1,970	7,823	6,670
Depreciation and Amortization	2,038	4,004	6,152	11,930
Other Expenses	4,963	7,819	14,803	18,394
Total Expenses	94,064	123,306	324,338	335,416
Loss Before Provision (Benefit) for Taxes	(15,614)	(1,960)	(15,609)	(9,482)
Provision (Benefit) for Taxes	(13,258)	8,376	(15,647)	4,139
Net Income (Loss)	(2,356)	(10,336)	38	(13,621)
Net Loss Attributable to Redeemable Non-Controlling Interests	(5,699)	(625)	(4,853)	(3,842)
Net Income (Loss) Attributable to PJT Partners Inc.	$3,343	$(9,711)	$4,891	$(9,779)
Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.17	$(0.53)	$0.25	$(0.53)
Diluted	$0.16	$(0.53)	$0.22	$(0.53)
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	18,918,181	18,319,785	18,841,975	18,282,180
Diluted	22,918,655	18,319,785	22,417,842	18,282,180
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.15	$0.15

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss)	$(2,356)	$(10,336)	$38	$(13,621)
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(57)	(266)	5	306
Comprehensive Income (Loss)	(2,413)	(10,602)	43	(13,315)
Less:
Comprehensive Loss Attributable to Redeemable Non-Controlling Interests	(5,732)	(783)	(4,849)	(3,667)
Comprehensive Income (Loss) Attributable to PJT Partners Inc.	$3,319	$(9,819)	$4,892	$(9,648)

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated		Redeemable
	Class A	Class B	Class A	Class B	Additional		Other		Non-
	Common	Common	Common	Common	Paid-In	Accumulated	Comprehensive		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total	Interests
Balance at December 31, 2015	17,966,456	300	$180	$—	$43,132	$(11,184)	$(48)	$32,080	$309,855
Net Loss	—	—	—	—	—	(9,779)	—	(9,779)	(3,842)
Currency Translation Adjustment	—	—	—	—	—	—	306	306	—
Dividends	—	—	—	—	—	(2,796)	—	(2,796)	—
Tax Distributions	—	—	—	—	—	—	—	—	(5,751)
Non-Cash Contributions from Former Parent	—	—	—	—	4,061	—	—	4,061	—
Equity-Based Compensation	—	—	—	—	36,898	—	—	36,898	28,154
Forfeiture Liability for Equity Awards	—	—	—	—	759	—	—	759	—
Net Share Settlement	—	—	—	—	(220)	—	—	(220)	(36)
Issuance of Shares of Class A Common Stock	36,382	—	—	—	—	—	—	—	—
Issuance of Shares of Class B Common Stock	—	5	—	—	(8,403)	—	—	(8,403)	8,403
Forfeitures of Shares of Class B Common Stock	—	(2)	—	—	1,511	—	—	1,511	(1,511)
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	(56,746)	—	—	(56,746)	56,746
Balance at September 30, 2016	18,002,838	303	$180	$—	$20,992	$(23,759)	$258	$(2,329)	$392,018

Balance at December 31, 2016	18,003,272	271	$180	$—	$9,145	$(17,946)	$61	$(8,560)	$421,976
Net Income (Loss)	—	—	—	—	—	4,891	—	4,891	(4,853)
Currency Translation Adjustment	—	—	—	—	—	—	1	1	4
Dividends	—	—	—	—	—	(2,849)	—	(2,849)	—
Tax Distributions	—	—	—	—	—	—	—	—	(19,125)
Equity-Based Compensation	—	—	—	—	55,781	—	—	55,781	32,598
Forfeiture Liability for Equity Awards	—	—	—	—	177	—	—	177	—
Net Share Settlement	—	—	—	—	(4,025)	—	—	(4,025)	(35)
Deliveries of Vested Shares of Class A Common Stock	581,888	—	6	—	(6)	—	—	—	—
Issuance of Shares of Class B Common Stock	—	11	—	—	(2,789)	—	—	(2,789)	2,789
Forfeitures of Shares of Class B Common Stock	—	(3)	—	—	1,939	—	—	1,939	(1,939)
Cash-Settled Exchanges of Partnership Units	—	(40)	—	—	508	—	—	508	(39,364)
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	(50,526)	(131,695)	—	(182,221)	182,221
Balance at September 30, 2017	18,585,160	239	$186	$—	$10,204	$(147,599)	$62	$(137,147)	$574,272

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net Income (Loss)	$38	$(13,621)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	88,379	65,082
Depreciation and Amortization Expense	6,152	11,930
Bad Debt Expense	525	2,438
Deferred Taxes	(18,389)	(2,995)
Other	(1,872)	(255)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	62,895	(15,406)
Other Assets	(8,526)	(3,836)
Accrued Compensation and Benefits	(62,884)	45,156
Accounts Payable, Accrued Expenses and Other Liabilities	5,545	(519)
Deferred Rent Liability	102	4,823
Taxes Payable	(460)	(495)
Deferred Revenue	(365)	4,687
Net Cash Provided by Operating Activities	71,140	96,989
Investing Activities
Proceeds from Repayment of Note Issued to Employee	—	538
Purchases of Investments	(55,173)	—
Purchases of Furniture, Equipment and Leasehold Improvements	(844)	(12,751)
Change in Restricted Cash	—	778
Net Cash Used in Investing Activities	(56,017)	(11,435)
Financing Activities
Dividends	(2,849)	(2,796)
Tax Distributions	(19,125)	(5,751)
Employee Taxes Paid for Shares Withheld	(4,060)	(256)
Cash-Settled Exchanges of Partnership Units	(39,364)	—
Principal Payments on Capital Lease Obligations	(72)	(66)
Net Cash Used in Financing Activities	(65,470)	(8,869)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	197	(2,108)
Net Increase (Decrease) in Cash and Cash Equivalents	(50,150)	74,577
Cash and Cash Equivalents, Beginning of Period	152,431	82,322
Cash and Cash Equivalents, End of Period	$102,281	$156,899
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$15,392	$7,195
Supplemental Disclosure of Significant Non-Cash Activities
Non-Cash Contributions from Former Parent	$—	$4,061

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) deliver a wide array of strategic advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a unique portfolio of advisory services designed to help its clients realize major corporate milestones and solve complex issues. Also, through Park Hill Group, the Company provides private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

Following the spin-off, PJT Partners Inc. became the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2017, the non-controlling interest was 44.1%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

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

Included in Accounts Receivable are long-term receivables of $65.3 million and $73.1 million as of September 30, 2017 and December 31, 2016, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Long-term receivables that were more than 90 days past due as of September 30, 2017 and December 31, 2016 were $1.0 million and $2.7 million, respectively.

There was no allowance for doubtful accounts with respect to long-term receivables as of September 30, 2017 or December 31, 2016.

4.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2017	2016
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Trade Name	5,700	5,700
Client Mandates and Other	—	1,276
Total Intangible Assets	32,176	33,452
Accumulated Amortization	(19,297)	(18,739)
Intangible Assets, Net (a)	$12,879	$14,713

(a)	Excludes fully amortized intangible assets.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amortization expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, and $2.6 million and $8.2 million for the three and nine months ended September 30, 2016, respectively.

Amortization of intangible assets held at September 30, 2017 is expected to be $2.4 million for the year ending December 31, 2017 and $2.3 million for each of the years ending December 31, 2018, 2019, 2020 and 2021.

5.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30,	December 31,
	2017	2016
Office Equipment	$1,825	$1,778
Leasehold Improvements	33,527	32,889
Furniture and Fixtures	12,069	11,364
Total Furniture, Equipment and Leasehold Improvements	47,421	46,031
Accumulated Depreciation	(12,322)	(7,876)
Furniture, Equipment and Leasehold Improvements, Net	$35,099	$38,155

Depreciation expense was $1.5 million and $4.3 million for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $3.7 million for the three and nine months ended September 30, 2016, respectively.

6.	FAIR VALUE MEASUREMENTS

The Company generally invests in U.S. Treasury securities with remaining maturities of less than twelve months. As of September 30, 2017 and December 31, 2016, the Company held investments in U.S. Treasury securities of $56.0 million and $50.0 million, respectively, of which $0.9 million and $50.0 million were included in Cash and Cash Equivalents in the Condensed Consolidated Statements of Financial Condition. U.S. Treasury securities with original maturities of greater than 90 days are included in Investments in the Condensed Consolidated Statements of Financial Condition.

In making an assessment of the fair value hierarchy classification, the Company considers the amount of trading activity, observability of pricing inputs as well as whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band). As of September 30, 2017 and December 31, 2016, all U.S. Treasury securities held by the Company were classified as Level II in the fair value hierarchy. During the three and nine months ended September 30, 2017, there were no transfers from Level I to Level II related to U.S. Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the three and nine months ended September 30, 2017.

7.	INCOME TAXES

The Company’s effective tax rate was 84.9% and 100.2% for the three and nine months ended September 30, 2017, respectively, and -427.3% and -43.7% for the three and nine months ended September 30, 2016, respectively. The Company’s income tax benefit was $13.3 million and $15.6 million for the three and nine months ended September 30, 2017, respectively, and income tax provision was $8.4 million and $4.1 million for the three and nine months ended September 30, 2016, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2017 due to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The change in the Company’s effective tax rate between the three and nine months ended September 30, 2016 and three and nine months ended September 30, 2017 was largely due to the use of the actual year-to-date rate as of September 30, 2016 in determining tax expense in comparison to using an annualized effective tax rate in determining tax expense for the nine months ended September 30, 2017.

As of September 30, 2017, the Company had no unrecognized tax benefits.

8.	NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income (loss) per share of Class A common stock for the three and nine months ended September 30, 2017 and 2016 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net Income (Loss) Attributable to PJT Partners Inc.	$3,343	$(9,711)	$4,891	$(9,779)
Less:
Dividends on Participating Securities (a)	20	—	68	—
Net Income Attributable to Participating Securities (a)	50	—	51	—
Net Income (Loss) Attributable to Shares of Class A Common Stock — Basic	3,273	(9,711)	4,772	(9,779)
Incremental Net Income from Dilutive Securities	286	—	123	—
Net Income (Loss) Attributable to Shares of Class A Common Stock — Diluted	$3,559	$(9,711)	$4,895	$(9,779)
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	18,918,181	18,319,785	18,841,975	18,282,180
Weighted-Average Number of Incremental Shares from Unvested RSUs	4,000,474	(b)	3,575,867	(b)
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	22,918,655	18,319,785	22,417,842	18,282,180
Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.17	$(0.53)	$0.25	$(0.53)
Diluted	$0.16	$(0.53)	$0.22	$(0.53)

(a)

Because the restricted stock unit (“RSU”) participating securities do not have a mandatory redemption amount and the holders of the participating securities are not obligated to fund losses, neither the vested RSUs nor the unvested RSUs are subject to any contractual obligation to share in losses of the Company.

(b)	These securities were determined to be anti-dilutive for these periods and therefore excluded from the calculation of net income (loss) per share of Class A common stock.

Common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 33,653,384 and 33,930,510 for the three and nine months ended September 30, 2017, respectively, excluding unvested RSUs and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and nine months ended September 30, 2017 and 2016, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is anti-dilutive.

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2017 and 2016, respectively, which have been excluded from the calculation of net income (loss) per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-Average Unvested RSUs	(a)	2,202,324	(a)	1,821,987
Weighted-Average Participating RSUs	405,472	706,257	479,957	749,963
Weighted-Average Partnership Units	14,735,203	16,191,980	15,088,535	16,125,184

(a)	These securities were determined to be dilutive for these periods.

Share Repurchase Program

On October 26, 2017, the Company’s Board of Directors authorized the repurchase of up to $100 million of shares of the Company’s Class A common stock. Under this repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

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

The following table represents equity-based compensation expense and related income tax benefit for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equity-Based Compensation Expense	$27,689	$22,897	$88,379	$65,082
Income Tax Benefit	$3,600	$2,745	$11,910	$7,835

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

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of September 30, 2017 and of changes during the period January 1, 2017 through September 30, 2017 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2016	5,776,114	$21.71	443,689	$25.58
Granted	1,459,754	36.74	—	—
Vested	(724,330)	22.88	(199,689)	18.02
Forfeited	(56,365)	22.81	—	—
Dividends Reinvested on Participating RSUs	7,831	33.52	—	—
Balance, September 30, 2017	6,463,004	$24.98	244,000	$31.76

As of September 30, 2017, there was $70.1 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 14.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 0.9 years.

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

A summary of the status of the Company’s unvested Partnership Units as of September 30, 2017 and of changes during the period January 1, 2017 through September 30, 2017 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2016	5,591,357	$21.23
Granted	74,894	37.24
Vested	(4,571)	28.29
Balance, September 30, 2017	5,661,680	$21.44

As of September 30, 2017, there was $61.4 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.4 years.

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

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of September 30, 2017 and of changes during the period January 1, 2017 through September 30, 2017 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2016	6,503,464	$5.72
Forfeited	(50,633)	5.72
Balance, September 30, 2017	6,452,831	$5.72

As of September 30, 2017, there was $16.9 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2017, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	11,723,249	1.5
Restricted Stock Units	6,538,228	0.9
Total Equity-Based Awards	18,261,477	1.3

10.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 1,068,377 Partnership Units for cash in the amount of $39.4 million during the nine months ended September 30, 2017.

During the third quarter of 2017, the Company was presented with 155,335 Partnership Units to be exchanged. The Company elected to settle the exchange of these Partnership Units on November 7, 2017 for an aggregate payment of $6.1 million with cash from the Company’s working capital. The price per Partnership Unit paid by the Company was $39.58, which is equal to the volume-weighted average price of a share of the Company’s Class A common stock on November 2, 2017.

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

Tax Receivable Agreement

The Company entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2017 and December 31, 2016, the Company had amounts due of $3.8 million and $1.0 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

Commitments

Line of Credit

On October 1, 2015, PJT Partners Holdings LP entered into a Loan Agreement (the “Loan Agreement”) and related documents with First Republic Bank. The Loan Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Loan Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The proceeds of the revolving credit facility are available for working capital and general corporate purposes. Beginning October 30, 2017, drawings under the credit facility bear interest equal to the greater of a per annum rate of (a) 3%, or (b) the prime rate minus 1.0%. Undrawn commitments bear a commitment fee. The Loan Agreement contains customary representations, covenants and events of default. Financial covenants consist of a minimum consolidated tangible net worth, maximum leverage ratio, minimum consolidated liquidity ratio and limitation on additional indebtedness, each tested quarterly.

On October 30, 2017, PJT Partners Holdings LP entered into a Renewal Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, amending the terms of the Company’s revolving credit facility under the Loan Agreement. The Renewal Agreement provides for an extension of the maturity of the revolving credit facility to October 1, 2019.

As of September 30, 2017 and December 31, 2016, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense was $6.3 million and $18.4 million for the three and nine months ended September 30, 2017, respectively, and $5.9 million and $18.5 million for the three and nine months ended September 30, 2016, respectively. Rent expense is included in Occupancy and Related in the Condensed Consolidated Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

As of September 30, 2017 and December 31, 2016, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.9 million and $4.5 million, respectively.

Capital lease obligations recorded are payable through 2021 at a weighted-average interest rate of 2.3%. The net book value of all assets recorded under capital leases aggregated $0.3 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of September 30, 2017, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2017	$27	$5,509
2018	107	22,657
2019	107	22,611
2020	80	21,518
2021	3	22,013
Thereafter	—	113,786
Total Minimum Lease Payments	324	208,094
Less: Amount Representing Interest	12
Capital Lease Obligation	$312
Less: Sublease Proceeds		18,734
Net Minimum Lease Payments		$189,360

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Transactions and Agreements with Blackstone

During the nine months ended September 30, 2016, the Company recorded $0.3 million related to certain professional fees payable to Blackstone. As of September 30, 2017, the Company had no amounts payable to Blackstone for such expenses and $0.3 million as of December 31, 2016.

During the nine months ended September 30, 2016, the Company recorded $4.1 million in non-cash contributions related to the settlement of balances due to and from Blackstone.

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

The Company had amounts payable to Blackstone with respect to the Transition Services Agreement of $25 thousand as of September 30, 2017 and December 31, 2016.

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.3 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of September 30, 2017 and December 31, 2016, the Company had accrued $7.2 million and $4.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

13.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3‑1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $90.6 million and $65.6 million as of September 30, 2017 and December 31, 2016, respectively, which exceeded the minimum net capital requirement by $90.3 million and $64.1 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $9.8 million and $18.1 million as of September 30, 2017 and December 31, 2016, respectively, which exceeded the minimum net capital requirement by $9.5 million and $17.9 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of September 30, 2017 and December 31, 2016, both of these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Domestic	$62,399	$104,283	$269,267	$302,045
International	16,051	17,063	39,462	23,889
Total	$78,450	$121,346	$308,729	$325,934

	September 30,	December 31,
	2017	2016
Assets
Domestic	$510,209	$545,049
International	51,810	45,427
Total	$562,019	$590,476

The Company is not subject to any material concentrations with respect to its revenues for the three and nine months ended September 30, 2017 and three and nine months ended September 30, 2016 or credit risk with respect to its accounts receivable as of September 30, 2017 and December 31, 2016.

15.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on December 20, 2017 to Class A common stockholders of record on December 6, 2017.

The Company did not identify any other subsequent events besides those described in Notes 8, 10 and 11.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A announced volumes during the first nine months of 2017 were up 3% compared with the same period in the prior year1. We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Restructuring activity increased during the quarter given momentum from new deal activity. Opportunities were across a broad range of industries including retail; energy; technology, media and telecommunications; and shipping.

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

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for First Nine Months 2017, based on figures extracted from Thomson Reuters databases as of September 29, 2017.

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in U.S. Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; and sublease income. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Condensed Consolidated Statements of Financial Condition.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$60,457	$100,728	(40%)	$233,145	$241,360	(3%)
Placement Fees	15,907	18,327	(13%)	68,912	78,930	(13%)
Interest Income and Other	2,086	2,291	(9%)	6,672	5,644	18%
Total Revenues	78,450	121,346	(35%)	308,729	325,934	(5%)
Expenses
Compensation and Benefits	68,018	95,841	(29%)	251,258	255,976	(2%)
Occupancy and Related	6,746	6,481	4%	19,611	19,521	0%
Travel and Related	3,369	3,208	5%	9,325	8,755	7%
Professional Fees	6,374	3,983	60%	15,366	14,170	8%
Communications and Information Services	2,556	1,970	30%	7,823	6,670	17%
Depreciation and Amortization	2,038	4,004	(49%)	6,152	11,930	(48%)
Other Expenses	4,963	7,819	(37%)	14,803	18,394	(20%)
Total Expenses	94,064	123,306	(24%)	324,338	335,416	(3%)
Loss Before Provision (Benefit) for Taxes	(15,614)	(1,960)	697%	(15,609)	(9,482)	65%
Provision (Benefit) for Taxes	(13,258)	8,376	N/M	(15,647)	4,139	N/M
Net Income (Loss)	(2,356)	(10,336)	(77%)	38	(13,621)	N/M
Net Loss Attributable to Redeemable Non-Controlling Interests	(5,699)	(625)	812%	(4,853)	(3,842)	26%
Net Income (Loss) Attributable to PJT Partners Inc.	$3,343	$(9,711)	N/M	$4,891	$(9,779)	N/M

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Advisory Fees
Number of Fee-Paying Clients	61	68	116	116
Number of Fee-Paying Clients with $1 Million or More	18	20	62	63
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	—	2	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	N/A	21.9%	N/A	N/A

Placement Fees
Number of Fee-Paying Clients	49	39	67	62
Number of Fee-Paying Clients with $1 Million or More	4	5	23	22
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	—	2	—	—
Percentage of Such Clients’ Fees of Total Placement Fees	N/A	35.9%	N/A	N/A

Total Revenues were $78.5 million for the three months ended September 30, 2017, a decrease of $42.9 million compared with $121.3 million for the three months ended September 30, 2016. Advisory Fees were $60.5 million for the three months ended September 30, 2017, a decrease of $40.3 million compared with $100.7 million for the three months ended September 30, 2016. The decrease in Advisory Fees was driven by lower average fees earned during the three months ended September 30, 2017, primarily as a result of the absence of large transaction closings during the third quarter of 2017 compared with the third quarter of 2016. Placement Fees were $15.9 million for the three months ended September 30, 2017, a decrease of $2.4 million compared with $18.3 million for the three months ended September 30, 2016. Despite an increase in the number of transaction closings during the third quarter of 2017 compared with the third quarter of 2016, a decline in the average fees earned per transaction resulted in an overall decline in revenues.

Total Revenues were $308.7 million for the nine months ended September 30, 2017, a decrease of $17.2 million compared with $325.9 million for the nine months ended September 30, 2016. Advisory Fees were $233.1 million for the nine months ended September 30, 2017, down slightly compared with $241.4 million for the nine months ended September 30, 2016. Placement Fees were $68.9 million for the nine months ended September 30, 2017, a decrease of $10.0 million compared with $78.9 million for the nine months ended September 30, 2016. Despite an increase in the number of transaction closings during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016, a decline in the average fees earned per transaction resulted in an overall decline in revenues.

Expenses

Expenses were $94.1 million for the three months ended September 30, 2017, a decrease of $29.2 million compared with $123.3 million for the three months ended September 30, 2016. The decrease in expenses was primarily attributable to decreases in Compensation and Benefits of $27.8 million, Other Expenses of $2.9 million and Depreciation and Amortization of $2.0 million, and partially offset by an increase in Professional Fees of $2.4 million. The decrease in Compensation and Benefits was primarily due to lower revenues. The decrease in Other Expenses was primarily related to a decrease in the net realized cash benefit from certain compensation-related tax deductions payable to Blackstone and a decrease in bad debt expense. The decrease in Depreciation and Amortization was primarily due to a decrease in amortization expense related to certain intangible assets identified in connection with the spin-off that were fully amortized in the prior year.

Expenses were $324.3 million for the nine months ended September 30, 2017, a decrease of $11.1 million compared with $335.4 million for the nine months ended September 30, 2016. The decrease in expenses was primarily attributable to decreases in Depreciation and Amortization of $5.8 million, Compensation and Benefits of $4.7 million and Other Expenses of $3.6 million, and partially offset by increases in Professional Fees and Communication and Information Services of $1.2 million and $1.2 million, respectively. The decrease in Depreciation and Amortization was primarily due to a decrease in amortization expense related to certain intangible assets identified in connection with the spin-off that were fully amortized in the prior year. The decrease in Compensation and Benefits was primarily due to lower revenues. Other Expenses were lower in the nine months ended September 30, 2017 primarily due to the absence of the Caspersen-related charge recorded during 2016 and lower bad debt expense.

Provision (Benefit) for Taxes

The Company’s Benefit for Taxes for the three months ended September 30, 2017 was $13.3 million, which represents an effective tax rate of 84.9% on pretax loss of $15.6 million. The Company’s Provision for Taxes for the three months ended September 30, 2016 was $8.4 million, which represents an effective tax rate of -427.3% on pretax loss of $2.0 million.

The Company’s Benefit for Taxes for the nine months ended September 30, 2017 was $15.6 million, which represents an effective tax rate of 100.2% on pretax loss of $15.6 million. The Company’s Provision for Taxes for the nine months ended September 30, 2016 was $4.1 million, which represents an effective tax rate of -43.7% on pretax loss of $9.5 million.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2017 due to corporate entities subject to U.S. federal, state, local and foreign income taxes; to non-corporate entities that are subject to New York City UBT and to certain compensation charges that are not deductible for income tax purposes.

The change in the Company’s effective tax rate between the three and nine months ended September 30, 2016 and three and nine months ended September 30, 2017 was largely due to the use of the actual year-to-date rate as of September 30, 2016 in determining tax expense in comparison to using an annualized effective tax rate in determining tax expense for the nine months ended September 30, 2017.

Redeemable Non-Controlling Interests

Net Loss Attributable to Redeemable Non-Controlling Interests is derived from the Income (Loss) Before Provision (Benefit) for Taxes and the percentage allocation of the net income (loss) between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss).

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

On October 30, 2017, PJT Partners Holdings LP entered into a Renewal Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, amending the terms of the Company’s revolving credit facility under the Loan Agreement. The Renewal Agreement provides for an extension of the maturity of the revolving credit facility to October 1, 2019.

As of September 30, 2017 and December 31, 2016, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

We evaluate our cash needs on a regular basis in light of current market conditions. As of September 30, 2017 and December 31, 2016, we had cash, cash equivalents and investments in U.S. Treasury securities of $157.4 million and $152.4 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of September 30, 2017 and December 31, 2016, accounts receivable were $168.4 million and $227.6 million, respectively, net of allowance for doubtful accounts of $1.9 million and $4.4 million, respectively. Included in Accounts Receivable are long-term receivables of $65.3 million and $73.1 million as of September 30, 2017 and December 31, 2016, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses, including cash compensation to our employees, funding the cash redemption of Partnership Units, paying income taxes, making distributions to our shareholders in accordance with our dividend policy, capital expenditures, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate or raise cash in the future. This depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors. Furthermore, our ability to forecast future cash flows is more limited because we do not have a long-established operating history as a stand-alone company. If our cash flows from operations are less than we expect, we may need to incur debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangements we have in place will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) our credit ratings or absence of a credit rating, (b) the liquidity of the overall capital markets, and (c) the current state of the economy. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

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

Share Repurchase Program

On October 26, 2017, our Board of Directors authorized the repurchase of up to $100 million of shares of the Company’s Class A common stock. Under this repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2017:

	October 1, 2017 to
Contractual Obligations	December 31, 2017	2018–2019	2020–2021	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$4,679	$38,015	$37,586	$109,080	$189,360
Capital Leases (including interest)	27	214	83	—	324
Purchase Obligations	1,274	7,025	3,222	—	11,521
Tax Benefit Liability (b)	4,096	3,074	—	—	7,170
Amount Due Pursuant to Tax Receivable Agreement (c)	11	439	512	2,878	3,840
Contractual Obligations	$10,087	$48,767	$41,403	$111,958	$212,215

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

(c)

As of September 30, 2017, the Company had an amount due of $3.8 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is provided below.

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

In connection with the exchange of Partnership Units for cash during the nine months ended September 30, 2017, we recorded an additional estimated deferred tax asset of $3.4 million as a result of the increase in the tax basis of the Company’s assets attributable to the exchanges. Pursuant to the tax receivable agreement, 85% of the tax benefits associated with this portion of the deferred tax asset are payable to such exchanging partners generally over 15 years and are recorded as Amount Due Pursuant to Tax Receivable Agreement in the Condensed Consolidated Statements of Financial Condition. The remaining tax benefit is allocable to the Company and is recorded in Additional Paid-In Capital.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2016. A discussion of critical accounting policies is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2017.

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

Emerging Growth Company Implications

Information regarding our emerging growth company status and implications can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. We will cease to be an emerging growth company at the end of fiscal year 2017.

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

On April 15, 2016, Plaintiff Gregory G. Barrett filed in the Southern District of New York a putative class action for violation of the federal securities laws against defendants PJT Partners Inc. and Andrew W. W. Caspersen in an action styled Gregory G. Barrett v. PJT Partners Inc. and Andrew W. W. Caspersen, No. 1:16-cv-02841-VEC (S.D.N.Y.). Generally, the complaint alleged that PJT Partners made misstatements about its business, operational and compliance policies and its compliance and fraud-prevention controls. These alleged misstatements allegedly caused members of the putative class, investors who purchased PJT Partners common stock during the class period, November 12, 2015 to March 28, 2016, to pay an inflated price for PJT Partners common stock. The complaint alleged claims under section 10(b) and Rule 10b-5 of the Exchange Act against PJT Partners and Mr. Caspersen, and under 20(a) of the Exchange Act against Mr. Caspersen. On June 14, 2016, plaintiff Gregory G. Barrett filed a motion for appointment as lead plaintiff and for approval of Pomerantz LLP as lead counsel. On August 3, 2016, the motion was granted. On September 23, 2016, lead plaintiff filed an amended class action complaint. The amended complaint alleged claims under section 10(b) and Rule 10b-5 of the Exchange Act against PJT Partners, Paul J. Taubman, Helen T. Meates and Mr. Caspersen and under Section 20(a) of the Exchange Act against Mr. Taubman and Ms. Meates. The Company, Mr. Taubman and Ms. Meates moved to dismiss the amended complaint on November 4, 2016. On September 8, 2017, the court granted the motion to dismiss and on October 11, 2017, the court entered judgment in favor of the Company, Mr. Taubman and Ms. Meates.

On June 29, 2017, The Moore Charitable Foundation and Kendall JMAC, LLC filed an action in the Supreme Court of the State of New York, County of New York, against PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Mr. Caspersen, in an action styled The Moore Charitable Foundation, et al. v. PJT Partners Inc., et al., No. 654584/2017 (N.Y. Sup. Ct. June 29, 2017). Generally, the complaint alleges that PJT Partners Inc.’s and Park Hill Group’s inadequate supervision enabled Caspersen to commit multiple frauds while using PJT Partners Inc.’s and Park Hill Group’s name and business resources. The complaint alleges claims against PJT Partners Inc. and Park Hill Group for fraud under theories of apparent authority and respondeat superior, negligent supervision and retention and conversion. PJT Partners and Park Hill Group moved to dismiss the complaint on August 24, 2017. We believe that this action is without merit and will defend it vigorously.

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleged, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants were grouped together with other defendants who were all alleged generically to have conspired to defraud the State of New Mexico. In May 2011, the trial court ruled that, as defendants had argued, FATA cannot constitutionally be applied retroactively. Plaintiffs appealed and, in December 2012, the intermediate appellate court affirmed the trial court’s determination that FATA cannot constitutionally be applied retroactively. Plaintiffs appealed. On June 25, 2015, the New Mexico Supreme Court reversed the intermediate appellate court and held that a provision of FATA imposing treble damages could be applied retroactively. The New Mexico Supreme Court reserved judgment on whether FATA’s provision imposing a civil penalty could be applied retroactively. The New Mexico Supreme Court also ordered this case to be consolidated with another case by the same plaintiffs, to which the Park Hill Defendants had not been parties. The proceedings in the trial court had been stayed pending resolution of Plaintiffs’ appeal. On November 30, 2015, the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. On June 6, 2017, the court granted the motion to dismiss brought on behalf of the State of New Mexico, the effect of which dismissed the action against the Park Hill Defendants. On October 5, 2017, Plaintiffs appealed the court’s decision.

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

In connection with the issuance during the third quarter of 2017 of (a) LTIP Units in PJT Partners Holdings LP to a partner of the Company and (b) the transfer by a limited partner of PJT Partners Holdings LP partnership units, PJT Partners Inc. issued four corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the third quarter of 2017 and plans to regularly pay quarterly dividends.

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

Date: November 7, 2017

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)