Form 10-K
period 2017-12-31
PJT Partners Inc.
filed 2018-02-27
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2017, the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was $719.6 million.

As of February 21, 2018, there were 18,863,135 shares of Class A common stock, par value $0.01 per share, and 213 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-Looking Statements

Certain material presented herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include certain information concerning future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

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

The risk factors discussed in the “Risk Factors” section of this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

Overview

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. We also provide, through Park Hill Group, private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds. PJT Partners began trading on the New York Stock Exchange (“NYSE”) under the symbol “PJT” on October 1, 2015.

We have world-class franchises in each of the three areas in which we compete:

Strategic Advisory

Our team of leading Strategic Advisory professionals delivers innovative solutions to highly complex challenges across mergers and acquisitions (“M&A”), Strategic Advisory and Capital Markets Advisory. Our strategic advisory business offers a broad range of financial advisory and transaction execution capability, including M&A, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales.

Restructuring and Special Situations

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

Park Hill Group

Park Hill Group, our private fund advisory and placement business, is a world-leading fund placement agent in each of the principal alternative asset classes, providing private fund advisory and placement services for a diverse range of investment strategies. Moreover, Park Hill Group is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups.

Our Key Competitive Strengths

We intend to execute on our strategy by capitalizing on the following strengths of our organization:

•

Strong Legacy, New Energy. PJT Partners combines three decades of experience and excellence with the energy and enthusiasm of a new firm. Our teams act as trusted advisors to a diverse group of clients around the world, providing clients with creative solutions addressing a range of complex strategic initiatives. The creativity and depth of our advice, and the integrity and judgment with which we deliver it, provide a strong foundation for our new and growing business. The quality of our advice is core to what we do.

•

One Dedicated Firm with Three Highly Complementary Businesses. Our firm benefits from having three leading and complementary businesses. Our differentiated and diverse portfolio of industry, product and geographical expertise enables us to serve our clients in a unique way. Our premier advisory practices allow us to provide best-in-class advice to clients whether they are looking for growth through strategic alternatives, advice in a restructuring or reorganization or access to capital. Our deep networks across businesses allow us to connect clients and help them meet their strategic objectives.

•

Defined by Deep Relationships. Our partners have decades of experience and long-standing relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments. Their expertise across multiple product areas, industry verticals and geographies are sought by clients in complex, cross-border situations in dozens of countries. Our Park Hill business has generated long-standing relationships across Europe, the Middle East, Africa and Asia that give them unique access to global capital and drives incremental value for our clients.

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

•

Strong Character, Culture and Collaboration. We have a cohesive partnership centered around core values, including character, culture and collaboration. Our culture provides the ideal environment for idea sharing, collaboration and innovation. Our bankers are encouraged to make frequent client connections and leverage the experience and insights of fellow partners to deliver clients optimal service and outcomes. Our culture also fosters retention of top talent and provides a superior platform from which to recruit top bankers at all levels.

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

Our Growth Strategy

Our strategy to achieve our growth objectives has the following components:

•

Maintain Market Leadership in Restructuring and Special Situations and Park Hill, while Expanding our Addressable Market. Our firm is strengthened by the deep client relationships and strong brand reputations we have in our leading restructuring and special situations and Park Hill businesses. These businesses are benefiting from the new, independent platform through expanded financial sponsor dialogues; the elimination of certain conflicts associated with our former Parent; and increased footprint and product expertise in our growing strategic advisory business.

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

Our Talent

As a global advisory-focused investment bank focused solely on providing innovative services to our clients, our people are our most valuable asset. Our partners average over 25 years of relevant experience, which they leverage to provide the highest quality advice across our broad suite of strategic advisory, restructuring and special situations and private fund advisory and placement services. Our partners are supported by a first-rate team of professionals and we are committed to developing and maximizing their talent and skills. We strive to maintain a work environment that fosters professionalism, excellence, integrity and collaboration among our employees.

We opportunistically and strategically hire professionals with experience and backgrounds relevant to our various businesses. We work with prestigious undergraduate and graduate programs that have resulted in a steady and high-quality pipeline of junior financial professionals. We place a high degree of emphasis on cultural fit and individual character. Across our firm we devote significant time and resources to training and mentoring our employees to ensure every individual achieves their highest possible potential. This philosophy of investing in our people has been and will continue to be core to our culture and organization.

As of December 31, 2017, we employed 473 individuals globally, including 61 partners.

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

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the U.S. and across the globe. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. PJT Partners LP, through which strategic advisory and restructuring and special situations services are conducted in the United States, and Park Hill Group LLC, which is an entity within the Park Hill Group private fund advisory and placement services business, are registered broker-dealers. These registered broker-dealers are subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of, its member firms, which would include any such registered broker-dealer. State securities regulators also have regulatory or oversight authority over any such registered broker-dealer.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including capital structure, recordkeeping and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

PJT Partners LP is registered as a “municipal advisor” with the SEC and the Municipal Securities Rulemaking Board (the “MSRB”). In 2013 as required under the Dodd-Frank Act, the SEC issued its final rule regarding the new category of regulated financial activity: “municipal advisors” (the “MA Rule”). The MA Rule, which became effective in 2014, imposes a fiduciary duty on municipal advisors when advising municipal entities. In addition to the SEC rule, the MSRB has developed a number of implementing rules and interpretive guidance relating to municipal advisors, and we have implemented policies and procedures reasonably designed to comply with such rules and guidance. In recent years, broker-dealer and municipal advisor interaction with municipal entities has become an area of greater rulemaking and regulatory interest; however, we do not expect a materially adverse impact on municipal advisory services.

Further, Park Hill Group is a registered commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps and various other financial instruments in which certain of Park Hill Group’s clients may invest.

In addition to the regulation we are subject to in the U.S., we are subject to regulation internationally. PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million.

Certain parts of our business are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information. Any failure to comply with these regulations could expose us to liability and/or reputational damage.

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

Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties. In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals,” or SDNs. Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.

The Foreign Corrupt Practices Act (the “FCPA”) and the UK 2010 Bribery Act (the “UK Bribery Act”) prohibit the payment of bribes to foreign government officials and political figures. The FCPA prohibits us from making or offering to make any payment, or giving anything of value to a foreign official for the purpose of influencing that official to assist us in obtaining or retaining an improper business advantage. The FCPA has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens acting in an official capacity for or on behalf of foreign government-run or -owned organizations or public international organizations. The FCPA also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. Similarly, the UK Bribery Act prohibits us from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.

Park Hill Group is also affected by various state and local regulations or policies that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including but not limited to, regulations in New York State, New York City, Illinois and California. Similar measures are being considered or have been implemented in other jurisdictions.

Organizational Structure

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The ownership interests of the holders (other than PJT Partners Inc.) of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) are reflected as non-controlling interests in PJT Partners Inc.’s consolidated and combined financial statements as of December 31, 2017.

Our employees and certain current and former Blackstone executive officers and employees also hold all issued and outstanding shares of the Class B common stock of PJT Partners Inc. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units (which is a class of partnership interests) in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. Blackstone’s senior management, including Mr. Schwarzman and all of Blackstone’s other executive officers, provided an irrevocable proxy to Mr. Taubman to vote their shares of Class B common stock for so long as Mr. Taubman is the Chief Executive Officer of PJT Partners Inc. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share, representing significantly less than one percent of the voting power entitled to vote thereon. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The voting power on applicable matters afforded to holders of partnership interests by their shares of Class B common stock is automatically and correspondingly reduced as they exchange Partnership Units for cash or for shares of Class A common stock of PJT Partners Inc. pursuant to the exchange agreement. If at any time the ratio at which Partnership Units are exchangeable for shares of Class A common stock of PJT Partners Inc. changes from one-for-one, the number of votes to which Class B common stockholders are entitled on applicable matters will be adjusted accordingly. Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.

We and the holders of Partnership Units (other than PJT Partners Inc.) also have entered into an exchange agreement under which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of their Partnership Units for cash or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Further, pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, we may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of our Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement). In the event that PJT Partners Inc. elects to fund cash-settled exchanges of Partnership Units with new issuances of Class A common stock, the fair value of a share of our Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging Partnership Unitholder will be entitled may be greater than or less than the then-current market value of our Class A common stock.

Refer to Note 12. “Transactions with Related Parties” and Note 13. “Commitments and Contingencies—Transactions and Agreements with Blackstone” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” for further information about agreements entered into in connection with the spin-off.

The Company is organized as one operating segment. Financial and other information relating to our operating segment, including foreign and domestic operations for each of the last three fiscal years, is further described in Note 16. “Business Information” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Available Information

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

Our website address is www.pjtpartners.com. We make available free of charge on or through www.pjtpartners.com our annual reports on Form 10‑K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Hard copies may be obtained free of charge by contacting Investor Relations at PJT Partners Inc., 280 Park Avenue, New York, New York 10017 or by calling (212) 364-7800. Although we refer to our website in this report, the contents of our website are not included or incorporated by reference into this report. All references to our website in this report are intended to be inactive textual references only.

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

As a participant in the financial services industry, we are materially affected by conditions in the global financial markets and economic conditions throughout the world, including many factors beyond our control. For example, a substantial portion of our revenue is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. In addition, during periods of strong market and economic conditions, the volume and value of restructuring and reorganization transactions may decrease, thereby reducing the demand for our restructuring and special situations services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of such advisory transactions. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions.

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

Park Hill Group provides private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity, hedge and real estate funds. Our ability to assist fund managers and sponsors raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. Additionally, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited, the results of Park Hill Group may be adversely affected.

Our revenue in any given period is dependent in part on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

A substantial portion of our revenue in any given period is dependent in part on the number of fee-paying clients in such period. We had 120 clients and 114 clients that generated fees equal to or greater than $1 million for the years ended December 31, 2017 and 2016, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2017 or 2016.

We have recorded net losses in the past and we may experience net losses in the future.

We have recorded consolidated or combined net losses in three of the five years ended December 31, 2017. A primary component of these net losses in each period was significant non-cash charges, consisting primarily of transaction-based equity-based compensation charges associated with Blackstone’s initial public offering (“IPO”) and in connection with the spin-off, the amortization of intangible assets that were recorded in connection with Blackstone’s IPO and the acquisition of PJT Capital LP. We expect such non-cash charges to continue to be significant in future periods and, as a result, we may record net losses in future periods.

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

We depend on the efforts and reputations of Mr. Taubman and our other senior bankers. Our senior banking team’s reputations and relationships with clients and potential clients are critical elements in the success of our business. Mr. Taubman and our other senior executives and bankers are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, maintaining relationships with our clients, and identifying business opportunities. The loss of one or more of these executives or other key individuals could impair our business and development until qualified replacements are found. We may not be able to replace these individuals quickly or with persons of equal experience and capabilities. Although we have employment agreements with certain of these individuals, we cannot prevent them from terminating their employment with us. In addition, our non-competition agreements with such individuals may not be enforced by the courts. The loss of the services of any of them, in particular Mr. Taubman, could have a material adverse effect on our business, including our ability to attract clients.

Our ability to retain and motivate our partners and other key personnel is critical to the success of our business.

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

As part of the spin-off, the Company granted a significant amount of restricted stock unit retention awards to PJT Partners personnel as well as restricted stock unit retention awards, subject to satisfaction of certain performance hurdles. A significant portion of such awards are expected to vest on March 31, 2018. The near-term vesting of these equity awards may diminish our ability to retain and motivate our professionals. There is no guarantee that our non-competition and current compensation arrangements with our professionals, in which we mandatorily defer a substantial portion of their annual incentive bonus in the form of equity awards with multi-year vesting periods, will provide sufficient protections or incentives to prevent our partners and other key personnel from resigning to join our competitors. The departure of a number of partners or groups of professionals could have a material adverse effect on our business and profitability.

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

In addition, with respect to Park Hill Group, our private fund advisory and placement services business, we face the risk that we may not be able to collect on all or a portion of the fees that we recognize. The placement fees earned by Park Hill Group are generally recognized by us for accounting purposes upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are typically paid by a Park Hill Group client over a period of time with interest (for example, three to four years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund. There is a risk that during that period of time, Park Hill Group may not be able to collect all or a portion of the fees Park Hill Group is due for the funds advisory services it has already provided to such client. For instance, a Park Hill Group client’s fund may be liquidated prior to the time that all or a portion of the fees due to Park Hill Group are due to be paid. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the placement fees earned by Park Hill Group would be adversely affected.

In addition, we face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees. Certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We recorded an allowance for doubtful accounts at December 31, 2017 and 2016 of $1.9 million and $4.4 million, respectively.

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

We confront actual, potential or perceived conflicts of interest in our business. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts of interest. However, these policies, controls and procedures may not timely identify or appropriately manage such conflicts of interest as identifying and managing actual or perceived conflicts of interest is complex and difficult. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including a reluctance of some potential clients and counterparties to do business with us.

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

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common shares.

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

Our primary competitors are large financial institutions, many of which have far greater financial and other resources and have the ability to offer a wider range of products and services. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who are able to and often do, provide financing or market making services that are often a crucial component of the types of transactions on which we advise. In addition to our larger competitors, over the last several years the number of independent investment banks that offer independent advisory services has increased. As these independent firms or new entrants into the market seek to gain market share there could be pricing pressures, which would adversely affect our revenues and earnings.

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

As a participant in the financial services industry, we are subject to extensive regulation in the U.S. and internationally. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. As a result of market volatility and disruption in recent years, the U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including providing assistance to financial institutions and taking certain regulatory actions. The long-term effects of these actions and of legislative and regulatory initiatives (including the Dodd-Frank Wall Street Reform and Consumer Protection Act) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial markets and participants in general, and as to us in particular.

We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. In addition, the regulatory environment in which we operate is subject to modification and further regulation. Such changes may increase the expenses we incur without necessarily leading to commensurate increases in operating revenue and income. Certain laws and regulations within the U.S. and internationally include extraterritorial application that may lead to overlapping or conflicting legal and regulatory burdens with additional risks and implementation expenses. New laws or regulations applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes.

Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with U.S. and international regulation. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them. Additionally, the results of the most recent United States presidential and congressional elections could also create legal and regulatory uncertainty. Further, changes to existing tax laws and regulations in the U.S. and in other jurisdictions in which we and our clients operate may reduce the level of M&A activity, including cross-border M&A activity.

The trade agreements under which U.S. companies currently exchange products and services around the world are subject to change. It is not known what specific measures might be proposed or how they would be implemented and enforced. There can be no assurance that pending or future legislation or execution in the U.S. that could significantly increase costs with respect to our foreign operations and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted.

In addition, several states and municipalities in the United States, including, but not limited to, California, Illinois, New York State and New York City have adopted “pay-to-play” and placement agent rules, which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements of Park Hill Group or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact our Park Hill Group business.

Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines, suspensions of personnel or other sanctions, including revocation of our registration or any of our subsidiaries as a financial advisor and could impair retention or recruitment of personnel. In addition, any changes in the regulatory framework could impose additional expenses or capital requirements on us, result in limitations on the manner in which our business is conducted, have an adverse impact upon our financial condition and business and require substantial attention by senior management. Moreover, our business is subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations.

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

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber-attacks and, while we are not aware of any such occurrence that may have had a material impact to date, a successful breach of our systems, or the systems used by our clients, alliance partners or vendors, could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our and third-party systems on which we rely, there can be no assurance that these measures will provide adequate protection, especially because the cyber-attack techniques used change frequently or are not recognized until launched. If our or third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

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

We may not be able to generate sufficient cash in the future to service any future indebtedness or other contractual obligations, or a significant deterioration in the credit markets or the failure of one or more commercial banking institutions, could adversely affect our liquidity.

While the Company currently has no indebtedness, our ability to make scheduled payments on or to refinance any future debt obligations or other contractual obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any future indebtedness. If our cash flows and capital resources are insufficient to fund any future debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness or other contractual obligations.

As of December 31, 2017, we had cash, cash equivalents and investments of $182.7 million, of which $37.1 million was invested in U.S. Treasury bills. We monitor developments relating to the liquidity of these instruments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash or other assets could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which could have a material adverse effect on the value of our stock.

Our international operations are subject to certain risks, which may affect our revenue.

For the year ended December 31, 2017, we earned 13.6% of our total revenues from our international operations. We intend to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our larger clients are non-U.S. entities seeking to enter into transactions involving U.S.

businesses. Our international operations carry special financial, business, regulatory and reputational risks, which could include the following:

•	greater difficulties in managing and staffing foreign operations;
•	language and cultural differences;
•	fluctuations in foreign currency exchange rates that could adversely affect our results;
•	unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers;
•	restrictions on travel;
•	longer transaction cycles;
•	higher operating costs;
•	adverse consequences or restrictions on the repatriation of earnings;
•	potentially adverse tax consequences, such as trapped foreign losses;
•	less stable political and economic environments; and
•	civil disturbances or other catastrophic events that reduce business activity.

If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results.

We may enter into new lines of business, which may result in additional risks and uncertainties in our business.

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

Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue in other currencies (including euros and pounds sterling), we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results.

A change in relevant income tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could result in an audit adjustment or revaluation of our deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented in the consolidated and combined financial statements.

As part of the process of preparing our consolidated and combined financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to our facts and circumstances is sometimes open to interpretation. Management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations or treaties enacted in the future may cause us to remeasure our deferred tax assets and have a material change to our effective tax rate.

The Tax Cuts and Jobs Act (the “Tax Legislation”) has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. Accounting principles generally accepted in the United States of America require all companies to reflect the effects of the new law in financial statements of the period in which the law was enacted. Accordingly, we remeasured our deferred tax assets and liabilities based on the new rate and recorded an adjustment related to a decrease in the Amount Due Pursuant to Tax Receivable Agreement as of December 31, 2017. The impacts of the Tax Legislation, including the adjustment to the deferred tax account, are our best estimates based on the information that is available at the time of these financial statements and may change as additional information becomes available. Adjustments to deferred tax expense could arise if the actual timing of future deferred tax reversals and originations differs from current estimates. In addition, the Tax Legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. Furthermore, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. If an adjustment related to the Tax Legislation is required, it will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC guidance. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our Class A common stock.

The range of potential outcomes relating to arrangements between the European Union and the United Kingdom may adversely affect our business.

We conduct our business in European Union (“E.U.”) countries through our subsidiary that is licensed in the United Kingdom (“U.K.”). On June 23, 2016, the U.K. voted in favor of a referendum to leave the E.U. and on March 29, 2017, the U.K. began the process to withdraw from the E.U. At the time that the U.K. ultimately leaves the E.U., the commercial, regulatory and legal environment that would exist, and to which our U.K. operations would be subject, would be impacted by the nature of arrangements that are yet to be determined between the U.K. and the E.U. These arrangements are difficult to predict, and uncertainty regarding their outcome may continue for a significant period of time. We currently do not expect that any of the potential arrangements that are likely to be agreed would have a material adverse impact on our business. These potential arrangements may, however, result in certain changes in the way that we conduct our businesses, which could result in increased costs. Our U.K. entity, PJT Partners (UK) Limited, primarily services European-domiciled clients. Adverse conditions arising from a U.K. exit from the E.U. could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise. A U.K. exit from the E.U. could also cause PJT Partners (UK) Limited to lose its E.U. financial services passport license, which allows it to operate, on a cross-border and off-shore basis, into all E.U. countries without obtaining regulatory approval outside of the U.K., which would increase our legal, compliance and operational costs. In addition, the result of the referendum and the uncertainty it produced has impacted geopolitical perspectives and macroeconomic factors, including interest rates, foreign currency exchange rates and equity markets, and it has increased volatility in many of the markets in which we operate. If these conditions continue or if current conditions worsen, our advisory business may be adversely affected, which may materially impact our financial position and results of operations.

The cost of compliance with international broker-dealer, employment, labor, benefits, privacy and tax laws and regulations may adversely affect our business and hamper our ability to expand internationally.

Since we operate our business both in the U.S. and internationally, we are subject to many distinct broker-dealer, employment, labor, benefits, privacy and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. In addition, the E.U.’s new data privacy and security framework, the General Data Protection Regulations (the “GDPR”), will take effect on May 25, 2018. As we engage in significant business in Europe, we will be subject to the GDPR’s requirements. If we are required to comply with other new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.

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

For periods prior to October 1, 2015, the historical financial information we have included in this Annual Report on Form 10‑K has been derived from the consolidated financial statements of Blackstone, and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during such periods presented. Blackstone did not account for us, and we were not operated, as a single stand-alone entity for the periods presented prior to October 1, 2015. In addition, the historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. For example, following the spin-off, changes have occurred in our cost structure, funding and operations, including changes in our tax structure, increased costs associated with reduced economies of scale and increased costs associated with becoming a public, stand-alone company.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we identify a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our shares.

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

The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share, representing significantly less than one percent of the voting power entitled to vote thereon. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. At December 31, 2017, our executive officers and directors held and/or controlled (including by way of the proxy granted to Mr. Taubman by certain executive officers of Blackstone) 3.4% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 35.2% of the combined voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At

December 31, 2017, our Class B common stockholders held significantly less than one percent of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 52.8% of the combined voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including Mr. Taubman, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, other than director elections and removals, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including Mr. Taubman, may gain the ability in the future to exercise significant influence over the outcome of director elections and removals, as well.

Additionally, as of December 31, 2017, our Class B common stockholders own 44.0% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unitholders’ tax or other considerations even where no similar benefit would accrue to us.

PJT Partners Inc. may be required to make payments under a tax receivable agreement for most of the benefits relating to certain tax depreciation or amortization deductions that we may claim as a result of certain increases in tax basis.

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

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of Class A common stock of $45.60 and the London Interbank Offered Rate (“LIBOR”) of 2.11% at December 29, 2017, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2017, the aggregate amount of these termination payments would be $148.2 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

We may be responsible for U.S. federal income tax liabilities that relate to the distribution.

The spin-off was conditioned on the receipt of an opinion of tax counsel to the effect that certain transactions in Blackstone’s internal reorganization should qualify as tax-free distributions under Section 355 of the Internal Revenue Code (the “Code”), and a certain transaction in the internal reorganization should qualify as a tax-free reorganization under Section 368 of the Code. Blackstone’s receipt of the opinion of tax counsel satisfied a condition to completion of the spin-off. An opinion of tax counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion. The opinion is based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could cause the tax consequences of the transactions to be different than those set forth in the opinion.

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

We have agreed not to enter into certain transactions that could cause any portion of the spin-off to be taxable to the Distributing Corporations, including under Section 355(e) of the Code. Pursuant to the Tax Matters Agreement, we agreed to indemnify Blackstone for any tax to a Distributing Corporation resulting from certain acquisitions of our stock, whether or not Blackstone consented to such actions or we were otherwise permitted to take such action under the Tax Matters Agreement. In addition, if certain transactions in the internal reorganization were taxable or became taxable, then under U.S. Department of the Treasury regulations we would be severally liable for the resulting U.S. federal income tax liability of one of the Distributing Corporations. These obligations may discourage, delay or prevent a change of control of PJT Partners Inc.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of Class A common stock;

•	provide that our board of directors will be divided into three classes, with terms of the directors of only one class expiring in any given year;
•

prohibit Class A common stockholders from acting by written consent unless such action is recommended by all directors then in office, but permit Class B common stockholders to act by written consent without requiring any such recommendation;

•

provide that our board of directors is expressly authorized to make, alter or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80% or more of the voting power of all of the outstanding shares of our capital stock entitled to vote;

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

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or as to which the DGCL confers jurisdiction in the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware, unless we agree otherwise. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors, officers and stockholders.

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

See “Certain Relationships and Related Person Transactions—PJT Partners Holdings LP Amended and Restated Limited Partnership Agreement” in our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders (our “2017 Proxy Statement”).

Risks Relating to Our Class A Common Stock

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional partnership units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2017, we have 2,981,400,546 shares of Class A common stock authorized but unissued, including 14,641,268 shares of Class A common stock that may be issued upon exchange of Partnership Units. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. We have reserved 7,000,000 shares for issuance of new awards under our 2015 Omnibus Incentive Plan. In addition, as described under “Executive Compensation—Partner Agreements—Merger and Spin-off Transaction Equity Grants—Founder Earn-Out Units” in our 2017 Proxy Statement, Mr. Taubman and the other partners and employees of the Company received Earn-Out Units in PJT Partners Holdings LP that are subject to both service and market conditions. Any Class A common stock that we issue, including under our 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of PJT Partners Inc.

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

In addition, we and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement under which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of their Partnership Units for cash or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Further, pursuant to the terms of the partnership agreement of PJT Partners Holdings LP, we may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units.

Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund cash-settled exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder. Issuing significant numbers of shares of our Class A common stock upon exchange of Partnership Units could adversely affect the tax consequences to Blackstone of the distribution. Accordingly, while we will retain the right under the Exchange Agreement to elect to settle exchanges in cash or Class A common stock in our sole discretion, we currently intend to limit such issuances of Class A common stock in settlement of exchanges of Partnership Units to the extent necessary to preserve the intended tax-free nature of the spin-off and to comply with our obligations under the Tax Matters Agreement. The market price of shares of our Class A common stock could decline as a result of sales of our Class A common stock to fund cash-settled exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of Class A common stock received in stock-settled exchanges or, in each case, the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. See “Certain Relationships and Related Person Transactions—Exchange Agreement” in our 2017 Proxy Statement.

Our decision to return cash to our shareholders through repurchases of our Class A common stock may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders.

We have authority from our board of directors to repurchase shares of our Class A common stock in an amount up to $100 million. As of December 31, 2017, the available amount remaining for repurchases under this program was $97.7 million, which we may implement through open market purchases, privately negotiated transactions or otherwise, after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement) and other factors we deem relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized. Furthermore, there can be no assurance that any past or future repurchases will have a positive impact on our stock price or that the share repurchase plan provides the best use of our capital because the value of our common stock may decline significantly below the levels at which we repurchased shares of common stock.

If we were to cease or were unable to repurchase shares of our Class A common stock, or choose to allocate available capital to the repayment of borrowings, payment of dividends or other corporate purposes, the number of shares outstanding may increase over time, diluting the ownership of our existing stockholders.

Our decision to repurchase shares of our Class A common stock will reduce our public float, which could cause our share price to decline.

The share repurchase plan will reduce our “public float,” (the number of shares of our Class A common stock that are owned by non-affiliated stockholders and available for trading in the securities markets), which may reduce the volume of trading in our shares and result in reduced liquidity and cause fluctuations in the trading price of our common stock unrelated to our performance. Furthermore, certain institutional holders of shares of our Class A common stock (including index funds) may require a minimum market capitalization of each of their holdings in excess of our market capitalization and therefore be required to dispose of shares of our Class A common stock, which may cause the value of our Class A common stock to decline. There can be no assurance that this reduction in our public float will not result in a lower share price or reduced liquidity in the trading market for shares of our Class A common stock during and upon completion of our share repurchase plan.

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

If securities analysts do not publish research or reports about our business or if they downgrade our Company or our sector, the price of our Class A common stock could decline.

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

From time to time, the Company and its affiliates may be subject to legal proceedings and claims in the ordinary course of business. In addition, government agencies and self-regulatory organizations in countries in which we conduct business conduct periodic examinations and may initiate administrative proceedings regarding the Company’s and its affiliates’ business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. It is our policy to cooperate fully with such governmental requests, examinations and administrative proceedings. In view of the inherent difficulty of determining whether any loss in connection with any such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

Two separate actions have been filed in New York state court, in June 2017 and January 2018, against defendants including PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Mr. Caspersen. Generally, the complaints allege that inadequate supervision enabled Caspersen to commit multiple frauds while using Park Hill Group’s name and business resources. The two actions assert claims against the entity defendants for fraud (under theories of apparent authority and respondeat superior) and negligent supervision premised on frauds perpetrated by Mr. Caspersen during the period of his employment at Park Hill Group both before and after the October 1, 2015 spin-off of PJT Partners from The Blackstone Group L.P. PJT Partners Inc. and Park Hill Group moved to dismiss the June 2017 complaint on August 24, 2017. We believe that these actions are without merit and will defend them vigorously.

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleged, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants were grouped together with other defendants who were all alleged generically to have conspired to defraud the State of New Mexico. In May 2011, the trial court ruled that, as defendants had argued, FATA cannot constitutionally be applied retroactively. Plaintiffs appealed and, in December 2012, the intermediate appellate court affirmed the trial court’s determination that FATA cannot constitutionally be applied retroactively. Plaintiffs appealed. On June 25, 2015, the New Mexico Supreme Court reversed the intermediate appellate court and held that a provision of FATA imposing treble damages could be applied retroactively. The New Mexico Supreme Court reserved judgment on whether FATA’s provision imposing a civil penalty could be applied retroactively. The New Mexico Supreme Court also ordered this case to be consolidated with another case by the same plaintiffs, to which the Park Hill Defendants had not been parties. The proceedings in the trial court had been stayed pending resolution of Plaintiffs’ appeal. On November 30, 2015, the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. On June 6, 2017, the court granted the motion to dismiss brought on behalf of the State of New Mexico, the effect of which dismissed the action against the Park Hill Defendants. Plaintiffs have filed an appeal of the court’s decision.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NYSE under the symbol “PJT.” There is no publicly traded market for our Class B common stock, which is held by the limited partners of PJT Partners Holdings LP.

As of February 21, 2018, there were 144 holders of record of our Class A common stock. This does not include the number of holders that hold Class A common stock in “street name” through banks or broker-dealers.

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

	Year Ended December 31, 2017
	High	Low	Dividends Per Share
First Quarter	$38.86	$30.03	$0.05
Second Quarter	$41.42	$32.61	$0.05
Third Quarter	$45.38	$35.47	$0.05
Fourth Quarter	$46.31	$36.40	$0.05

	Year Ended December 31, 2016
	High	Low	Dividends Per Share
First Quarter	$28.60	$19.96	$0.05
Second Quarter	$27.86	$21.52	$0.05
Third Quarter	$27.45	$22.28	$0.05
Fourth Quarter	$32.35	$25.53	$0.05

Dividend Policy

The Company currently plans to regularly pay quarterly dividends. The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant.

PJT Partners Inc. is a holding company and has no material assets other than its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described below. In accordance with the partnership agreement of PJT Partners Holdings LP, we intend to cause PJT Partners Holdings LP to make pro rata cash distributions, to the extent of available cash, to the holders of the partnership interests in PJT Partners Holdings LP, including PJT Partners Inc., in amounts equal to 50% of the taxable income allocated to such holders for purposes of funding their tax obligations in respect of the income of PJT Partners Holdings LP that is allocated to them, which we refer to as “tax distributions.” In certain periods, we expect that PJT Partners Inc. will receive tax distributions in excess of the amount required to cover cash dividends, if any, declared by us, and taxes and payments under the tax receivable agreement payable by PJT Partners Inc. To the extent the amount of accumulated cash at PJT Partners Inc. becomes material in future periods, we anticipate that our board of directors will consider appropriate actions, which may include special cash dividends to holders of our Class A common stock. Holders of Partnership Units will not be precluded from effecting exchanges under our exchange agreement prior to any such actions being taken. Because PJT Partners Inc. must pay taxes and make payments under the tax receivable agreement, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by PJT Partners Holdings LP to its limited partners on a per unit basis.

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

The stock performance graph below compares the performance of an investment in our Class A common stock from October 1, 2015 (the first day our common stock began “regular-way” trading on the NYSE) through December 31, 2017, with that of the S&P 500 Index and the S&P Financials Index. Prior to October 1, 2015, there was no public market for our Class A common stock. Our Class A common stock traded on a “when-issued” basis prior to October 1, 2015. The graph assumes $100 was invested in our Class A common stock on October 1, 2015, and in the S&P 500 Index and the S&P Financials Index on September 30, 2015. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2017

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
October 1 to October 31	—	$—	—	$100.0 million
November 1 to November 30	60,333	38.12	60,333	97.7 million
December 1 to December 31	—	—	—	97.7 million
Total	60,333	$38.12	60,333	$97.7 million

(a)

On October 26, 2017, our board of directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million. Under this repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the issuance during the fourth quarter of 2017 of LTIP Units in PJT Partners Holdings LP to a partner of the Company and the transfer by limited partners of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued three corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 6.	SELECTED FINANCIAL DATA

On October 1, 2015, the Company completed the spin-off from Blackstone. For periods presented prior to October 1, 2015, the financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Blackstone. The results of operations for the year ended December 31, 2015 reflect the combined results of Blackstone’s operations for the period from January 1, 2015 to October 1, 2015 and the consolidated results of PJT Partners Inc., as reorganized and separated from Blackstone, through December 31, 2015. The results of operations for the years ended December 31, 2017 and 2016 reflect the results as a stand-alone, independent publicly traded company.

The statement of operations data for each of the years ended December 31, 2017, 2016 and 2015 and the statement of financial condition data as of December 31, 2017 and 2016 set forth below are derived from the Company’s audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2014 and 2013 and the statement of financial condition data as of December 31, 2015, December 31, 2014 and December 31, 2013 are derived from the Company’s audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. The Company’s financial data are not indicative of our future performance and, for the years ended prior to December 31, 2016, do not necessarily reflect what our financial condition and results of operations would have been had we been operating as an independent, publicly traded company, including changes that occurred in our operations and capitalization as a result of the spin-off from Blackstone.

The selected consolidated and combined financial data should be read in conjunction with “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes thereto included in this Annual Report on Form 10-K:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Statement of Operations Data
Revenues
Advisory Fees	$386,263	$377,610	$286,014	$271,278	$256,433
Placement Fees	102,785	114,968	114,058	127,664	136,726
Interest Income and Other	10,234	6,852	5,866	2,127	3,795
Total Revenues	499,282	499,430	405,938	401,069	396,954
Expenses
Compensation and Benefits	391,514	381,000	315,195	317,478	339,778
Non-Compensation Expenses	97,714	103,930	96,679	76,053	70,976
Total Expenses	489,228	484,930	411,874	393,531	410,754
Income (Loss) Before Provision for Taxes	10,054	14,500	(5,936)	7,538	(13,800)
Provision for Taxes	38,380	9,392	239	3,046	3,373
Net Income (Loss)	(28,326)	5,108	(6,175)	$4,492	$(17,173)
Net Income (Loss) Attributable to Non-Controlling Interests	4,228	8,142	(13,751)
Net Income (Loss) Attributable to PJT Partners Inc.	$(32,554)	$(3,034)	$7,576
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(1.73)	$(0.17)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,858,010	18,292,717
Dividends Declared Per Share of Class A Common Stock	$0.20	$0.20

			October 1, 2015 through December 31, 2015
Net Loss			$(24,935)
Net Loss Attributable to Redeemable Non-Controlling Interests			(13,751)
Net Loss Attributable to PJT Partners Inc.			$(11,184)
Net Loss Per Share of Class A Common Stock — Basic and Diluted			$(0.61)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted			18,258,174

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$558,965	$590,476	$467,252	$347,951	$319,662
Total Liabilities (b)	$136,511	$177,060	$125,317	$15,631	$18,334
Redeemable Non-Controlling Interests (c)	$—	$421,976	$309,855	$—	$—
Non-Controlling Interests (c)	$579,732	$—	$—	$—	$—
Total Equity (Deficit) (c)	$422,454	$(8,560)	$32,080	$332,320	$301,328

(a)

Total Assets decreased at December 31, 2017 primarily due to decreases in Accounts Receivable and Deferred Tax Asset, Net being partially offset by an increase in investments in U.S. Treasury securities. The decrease in Deferred Tax Asset, Net was primarily related to the remeasurement of deferred tax assets due to the Tax Legislation. Total Assets increased at December 31, 2016 primarily due to increases in Cash and Cash Equivalents generated from operating activities during the year and Accounts Receivable. Total Assets increased at December 31, 2015 primarily related to the additional deferred tax asset recorded on October 1, 2015 related to the spin-off from Blackstone and the identifiable intangible assets recorded as part of the acquisition of PJT Capital LP.

(b)

Total Liabilities decreased at December 31, 2017 primarily related to a decrease in Accrued Compensation and Benefits. Total Liabilities increased at December 31, 2016 primarily related to an increase in Accrued Compensation and Benefits, partially offset by a decrease in Accounts Payable, Accrued Expenses and Other Liabilities. Total Liabilities increased at December 31, 2015 primarily related to an increase in Accrued Compensation and Benefits. Prior to the spin-off on October 1, 2015, intercompany amounts due to Blackstone were typically settled monthly, which included settlements of accruals for forecast year-end incentive compensation. Blackstone retained and paid the accrual for 2015 incentive compensation in respect of amounts recorded at September 30, 2015. Incentive compensation recorded during the fourth quarter of 2015 and going forward is recorded and paid by us.

(c)

These amounts reflected the allocation of Net Income (Loss) and the adjustment to measure the Redeemable Non-Controlling Interests at their current redemption value at each reporting date. The value of these interests was reclassified to Non-Controlling Interests at their redemption value as of October 1, 2017.

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

Our Business

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. We also provide, through Park Hill Group, private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A announced volumes during full year 2017 were on par with full year 2016 levels.1 We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Global restructuring activity during 2017 slowed relative to 2016 due to the decrease in energy-related restructurings. Default rates remain at historic lows and access to the capital markets remains strong. However, there continues to be demand for restructuring services across several industries, including retail; healthcare; power; and technology, media and telecommunications; as well as outside the United States.

As investors seek to enhance returns, diversification and portfolio yield, alternative assets continue to be in demand by institutional investors on a global basis. Within certain asset classes, we are seeing increased interest in narrow and niche strategies as well as customized solutions such as joint ventures, separate accounts and direct investment opportunities.

On June 23, 2016, the United Kingdom (“U.K.”) voted to leave the European Union (“E.U.”), commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. The full impact of Brexit remains uncertain and the political climate in Europe continues to take shape. It is likely to take a significant period of time before the future terms of the U.K.’s relationship with the E.U. are determined. Circumstances relating to Brexit have the potential to impact particular client transactions as well as the Company’s decisions around our organization and/or operations.

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

Placement Fees – Our fund placement services are provided within Park Hill Group and primarily serve private equity, real estate and hedge funds. Our team advises on all aspects of the fundraising process, including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. We also provide private placement fundraising services to our corporate clients and earn placement fees based on successful completion of the transaction.

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for Full Year 2017, based on figures extracted from Thomson Reuters databases as of December 29, 2017.

Fund placement fees earned for services provided to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically LIBOR plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, we recognize revenue at each closing as our performance obligations are fulfilled. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value (“NAV”). Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed or determinable.

We may receive non-refundable up-front fees upon execution of agreements with clients to provide placement services, which are recorded as revenues in the period over which services are provided.

Revenues from Affiliates – For periods presented prior to October 1, 2015, we reported revenues earned from services provided to portfolio companies owned or controlled by Blackstone as well as funds managed by Blackstone as Revenues from Affiliates in our Consolidated and Combined Statements of Operations. Advisory Fees from such assignments were 1.5% of our total Advisory Fees for the year ended December 31, 2015. Placement Fees from such assignments were 12.6% of our total Placement Fees for the year ended December 31, 2015. There were no revenues earned from affiliates for the years ended December 31, 2017 and 2016.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in U.S. Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the adjustment related to the Amount Due Pursuant to Tax Receivable Agreement. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

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

We maintain compensation programs, including salaries, annual incentive compensation (that may include components of cash, restricted cash and/or restricted stock units) and benefits programs. We manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel and it reflects the impact of newly-hired senior professionals, including related grants of equity awards that are generally valued at their grant date fair value.

Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts. In our advisory businesses, these hires generally do not begin to generate significant revenue in the year they are hired.

Our remaining expenses are the other costs typical to operating our business, which generally consist of:

•

Occupancy and Related – consisting primarily of costs related to leased property, including rent, maintenance, real estate taxes, utilities and other related costs. Our company headquarters are located in New York, New York, and we maintain additional offices in the U.S. and throughout the world;

•	Travel and Related – consisting of costs for our partners and employees to render services where our clients are located;
•	Professional Fees – consisting primarily of consulting, audit and tax, recruiting and legal and other professional services;

•	Communications and Information Services – consisting primarily of costs for our technology infrastructure and telecommunications costs;
•	Depreciation and Amortization – consisting of depreciation and amortization on our furniture, equipment, leasehold improvements and intangible assets; and
•

Other Expenses – consisting primarily of bad debt, regulatory fees, insurance, fees paid for access to external market data, advertising, other general operating expenses and transaction-related payable to Blackstone.

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

Tax Legislation was signed into law on December 22, 2017, which lowers the U.S. corporate income tax rate to 21% as of January 1, 2018. The estimated impact of the Tax Legislation was an increase in income tax expense of $24.7 million due to the effects of the remeasurement of U.S. deferred tax assets at a lower enacted corporate tax rate. Additionally, the Company recorded an adjustment related to a decrease in the Amount Due Pursuant to Tax Receivable Agreement in the amount of $1.6 million in Interest Income and Other.

The impact of the Tax Legislation may differ from the estimated amounts recorded, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.

Non-Controlling Interests

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries.

Prior to October 1, 2017, the ownership interests of holders of Partnership Units (other than PJT Partners Inc.) were considered redeemable non-controlling interests. Redeemable Non-Controlling Interests were presented separately from Equity in the Consolidated and Combined Statements of Financial Condition and the portion of net income (loss) attributable to the redeemable non-controlling interests was presented separately in the Consolidated and Combined Statements of Operations.

On October 1, 2017, certain of the restrictive covenants entered into in connection with the spin-off expired. Previously, the ability to settle exchanges of Partnership Units in shares of the Company’s Class A common stock was not entirely within the Company’s control. Consequently, the value of these interests has been reclassified from Redeemable Non-Controlling Interests to Non-Controlling Interests at their redemption value as of October 1, 2017. The portion of net income (loss) attributable to the non-controlling interests is presented separately in the Consolidated and Combined Statements of Operations.

Consolidated and Combined Results of Operations

The following table sets forth our consolidated and combined results of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$386,263	$377,610	$286,014	$8,653	2%	$91,596	32%
Placement Fees	102,785	114,968	114,058	(12,183)	(11%)	910	1%
Interest Income and Other	10,234	6,852	5,866	3,382	49%	986	17%
Total Revenues	499,282	499,430	405,938	(148)	(0%)	93,492	23%
Expenses
Compensation and Benefits	391,514	381,000	315,195	10,514	3%	65,805	21%
Occupancy and Related	26,889	25,815	32,682	1,074	4%	(6,867)	(21%)
Travel and Related	13,617	11,480	14,082	2,137	19%	(2,602)	(18%)
Professional Fees	19,276	18,925	19,814	351	2%	(889)	(4%)
Communications and Information Services	10,770	8,875	7,622	1,895	21%	1,253	16%
Depreciation and Amortization	8,143	14,026	14,872	(5,883)	(42%)	(846)	(6%)
Other Expenses	19,019	24,809	7,607	(5,790)	(23%)	17,202	226%
Total Expenses	489,228	484,930	411,874	4,298	1%	73,056	18%
Income (Loss) Before Provision for Taxes	10,054	14,500	(5,936)	(4,446)	(31%)	20,436	N/M
Provision for Taxes	38,380	9,392	239	28,988	309%	9,153	N/M
Net Income (Loss)	(28,326)	5,108	(6,175)	(33,434)	N/M	11,283	N/M
Net Income (Loss) Attributable to Non-Controlling Interests	4,228	8,142	(13,751)	(3,914)	(48%)	21,893	N/M
Net Income (Loss) Attributable to PJT Partners Inc.	$(32,554)	$(3,034)	$7,576	$(29,520)	(973%)	$(10,610)	N/M

N/M	Not meaningful.

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

Year Ended December 31, 2017 versus Year Ended December 31, 2016

Revenues

Total Revenues were $499.3 million for the year ended December 31, 2017, approximately flat compared with $499.4 million for the year ended December 31, 2016. The change in Total Revenues was primarily driven by an increase of $8.7 million in Advisory Fees partially offset by a decrease of $12.2 million in Placement Fees. Advisory Fees were $386.3 million for the year ended December 31, 2017, up slightly compared with $377.6 million for the year ended December 31, 2016. Placement Fees were $102.8 million for the year ended December 31, 2017 compared with $115.0 million for the year ended December 31, 2016. The decrease in Placement Fees was primarily due to lower corporate private placement revenues.

The following table provides revenue statistics for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Advisory Fees
Number of Clients	153	145	134
Number of Fee-Paying Clients with $1 Million or More	88	86	63
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	—	—	1
Percentage of Such Clients’ Fees of Total Advisory Fees	—	—	13.9%
Placement Fees
Number of Clients	79	78	76
Number of Fee-Paying Clients with $1 Million or More	34	31	35
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	—	—	—
Percentage of Such Clients’ Fees of Total Placement Fees	—	—	—

Expenses

Expenses were $489.2 million for the year ended December 31, 2017, an increase of $4.3 million compared with $484.9 million for the year ended December 31, 2016. The increase in expenses was primarily attributable to increases in Compensation and Benefits of $10.5 million, Travel and Related of $2.1 million and Communications and Information Services of $1.9 million; partially offset by decreases in Depreciation and Amortization of $5.9 million and Other Expenses of $5.8 million. The increase in Compensation and Benefits was primarily due to increased headcount. The decrease in Depreciation and Amortization was primarily due to a decrease in amortization expense related to certain intangible assets identified in connection with the spin-off that were fully amortized in the prior year. Other Expenses were lower in the year ended December 31, 2017 primarily due to the absence of a non-recurring charge recorded during 2016 and lower bad debt expense.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2017 and 2016 was $38.4 million and $9.4 million, respectively. This resulted in an effective tax rate of 381.7% and 64.8%, respectively, based on our Income Before Provision for Taxes of $10.1 million and $14.5 million for the years ended December 31, 2017 and 2016, respectively. The effective tax rate increased in the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to the remeasurement of the Company’s deferred tax assets at a lower corporate tax rate due to the Tax Legislation as well as permanent differences related to equity-based compensation and return to provision adjustments.

Non-Controlling Interests

Net Income (Loss) Attributable to Non-Controlling Interests is derived from the Income (Loss) Before Provision for Taxes and the percentage allocation of the income (loss) between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss). As of October 1, 2017, the Redeemable Non-Controlling Interests were reclassified to Non-Controlling Interests.

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

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, investments in U.S. Treasury securities, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets have historically comprised cash and cash equivalents, investments in U.S. Treasury securities and receivables arising from strategic advisory and placement engagements. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses and taxes payable. We expect to pay a significant amount of incentive compensation late each year or during the beginning of the next calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

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

As of December 31, 2017 and 2016, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

We evaluate our cash needs on a regular basis in light of current market conditions. As of December 31, 2017 and 2016, we had cash, cash equivalents and investments in U.S. Treasury securities of $182.7 million and $152.4 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of December 31, 2017 and 2016, total accounts receivable were $190.4 million and $227.6 million, respectively, net of allowance for doubtful accounts of $1.9 million and $4.4 million, respectively. Included in Accounts Receivable are long-term receivables of $77.7 million and $73.1 million as of December 31, 2017 and 2016, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Subject to the terms and conditions of the exchange agreement between us and certain of the holders of Partnership Units (other than PJT Partners Inc.), Partnership Units are exchangeable at the option of the holder for cash or, at our election, for shares of our Class A common stock on a one-for-one basis. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund cash-settled exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder. Issuing significant numbers of shares of our Class A common stock upon exchange of Partnership Units could adversely affect the tax consequences to Blackstone of the distribution. Accordingly, while we will retain the right under the Exchange Agreement to elect to settle exchanges in cash or Class A common stock in our sole discretion, we intend to limit such issuances of Class A common stock in settlement of exchanges of Partnership Units to the extent necessary to preserve the intended tax-free nature of the spin-off and to comply with our obligations under the Tax Matters Agreement.

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

Share Repurchase Program

On October 26, 2017, our board of directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million. Under this repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the year ended December 31, 2017, we repurchased 60,333 shares of Class A common stock at an average price of $38.12, or $2.3 million in aggregate, pursuant to this share repurchase program. As of December 31, 2017, the available amount remaining for repurchases under this program was $97.7 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2017:

Contractual Obligations	2018	2019–2020	2021–2022	Thereafter	Total
	(Dollars in Thousands)
Operating Leases (a)	$19,833	$39,817	$41,116	$88,390	$189,156
Capital Leases (including interest)	107	187	4	—	298
Purchase Obligations	2,377	4,950	1,397	—	8,724
Tax Benefit Liability (b)	3,146	—	—	—	3,146
Amount Due Pursuant to Tax Receivable Agreement (c)	215	379	379	1,884	2,857
Total	$25,678	$45,333	$42,896	$90,274	$204,181

(a)

We lease our office space under agreements that expire at various dates through 2030. Further disclosure regarding rent is provided in Note 13. “Commitments and Contingencies—Commitments, Leases” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. In connection with these lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in the Consolidated and Combined Statements of Financial Condition. The amounts presented are net of contractual sublease commitments.

(b)

Pursuant to the Employee Matters Agreement, we have agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. Further disclosure regarding this liability is provided in Note 13. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Employee Matters Agreement” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

(c)

As of December 31, 2017, the Company had an amount due of $2.9 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in Note 2. “Summary of Significant Accounting Policies—Amount Due Pursuant to Tax Receivable Agreement” and Note 12. “Transactions with Related Parties—Tax Receivable Agreement” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Commitments and Contingencies

Litigation

We previously recorded an expense of $8.9 million during the year ended December 31, 2016 related to the Caspersen matter, which represented the amount that was considered to be probable and reasonably estimable, as well as a related insurance reimbursement of $5.6 million deemed probable of receipt. We made payments totaling $8.9 million related to the charge and also received a $5.6 million insurance reimbursement during the year ended December 31, 2016.

With respect to actual and potential additional claims related to funds fraudulently obtained by Mr. Caspersen, we believe that the total potential amount of any such claims to be less than $30 million, any such claims are without merit and we will vigorously defend any such actions.

With respect to our other litigation matters, including the litigation discussed under the caption “Legal Proceedings” elsewhere in this report, we are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations. However, the disposition of these contingencies could be material to our financial results in the period in which it occurs.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed as of December 31, 2017 was $9.7 million.

Indemnifications

We have entered and may continue to enter into contracts, including contracts with Blackstone relating to the spin-off, which contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

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

Critical Accounting Policies

We prepare our consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America. In applying many of these accounting principles, we need to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments; however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.)

Revenue Recognition and Allowance for Doubtful Accounts

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

Placement Fees – Placement Fees consist of fund placement services for alternative investment funds and private placements for corporate clients. Placement fees earned for services to corporate clients are recognized as earned upon successful completion of the transaction. Fund placement fees earned for services to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments, in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically LIBOR plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, we recognize revenue at each closing as our performance obligations are fulfilled. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end NAV. Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed or determinable.

We may receive non-refundable up-front fees upon execution of agreements with clients to provide placement services, which are recorded as revenues in the period over which services are provided.

Accrued but unpaid Advisory and Placement Fees are included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in U.S. Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the adjustment related to the Amount Due Pursuant to Tax Receivable Agreement. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

Deferred Revenue – Deferred Revenue represents the receipt of Advisory and Placement Fees prior to such amounts being earned and is recognized using the straight-line method over the period that it is earned.

Allowance for Doubtful Accounts – The Company performs periodic reviews of outstanding accounts receivable and its clients’ financial condition. The Company generally does not require collateral and establishes an allowance for doubtful accounts based upon factors such as historical experience, credit quality, age of the accounts receivable balances and the current economic conditions that may affect a counterparty’s ability to pay such amounts owed to the Company.

After concluding that a reserved accounts receivable balance is no longer collectible, the Company will reduce both the gross receivable and the allowance for doubtful accounts. This is determined based on several factors, including the age of the accounts receivable balance and the creditworthiness of the counterparty.

Expenses

Compensation and Benefits – Compensation and Benefits consists of (a) employee compensation, comprising salary and cash bonus, and benefits paid and payable to employees and partners; and (b) equity-based compensation associated with the grants of equity-based awards to employees and partners. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-

line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to Blackstone’s initial public offering (“IPO”) as well as from the acquisition of PJT Capital LP that occurred on October 1, 2015. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available that is regularly reviewed by management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

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

Tax Receivable Agreement

Holders of Partnership Units (other than PJT Partners Inc.) may, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement), exchange their Partnership Units for cash or, at our election, for shares of Class A common stock of PJT Partners Inc. on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. PJT Partners Holdings LP intends to make an election under Section 754 of the Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The Internal Revenue Service may challenge all or part of the tax basis increase and increased deductions, and a court could sustain such a challenge.

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

For purposes of the tax receivable agreement, the cash tax savings in income tax is computed by comparing the actual income tax liability of PJT Partners Inc. (calculated with certain assumptions) to the amount of such taxes that PJT Partners Inc. would have been required to pay had there been no increase to the tax basis of the assets of PJT Partners Holdings LP as a result of the exchanges and had PJT Partners Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement continues until all such tax benefits have been utilized or expired, unless PJT Partners Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or PJT Partners Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations generally will be accelerated and due as if PJT Partners Inc. had exercised its right to terminate the tax receivable agreement.

Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP, the payments that PJT Partners Inc. may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes. Late payments under the tax receivable agreement generally will accrue interest at an uncapped rate equal to LIBOR plus 500 basis points. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by holders of Partnership Units.

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

The effects of changes in estimates after the date of the redemption or exchange as well as subsequent changes in the enacted tax rates are included in net income.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on PJT Partners can be found in Note 2. “Summary of Significant Accounting Policies—Recent Accounting Developments” in the “Notes to Consolidated and Combined Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Credit Risk

Our business is not capital-intensive and we do not invest in derivative instruments or, generally, borrow through issuing debt. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk.

Risks Related to Cash, Cash Equivalents and Investments in U.S. Treasury Securities

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash is primarily maintained at three major U.S. financial institutions. In addition to cash and cash equivalents, we hold investments in U.S. Treasury securities, certain of which are classified as Investments on our Consolidated and Combined Statements of Financial Condition. We believe our cash, cash equivalents and investments in U.S. Treasury securities are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Credit Risk

We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. As of December 31, 2017 and 2016, our allowance for doubtful accounts was $1.9 million and $4.4 million, respectively, representing 1.0% and 1.9%, respectively, of the gross accounts receivable at the respective dates.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the years ended December 31, 2017, 2016 and 2015, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated and Combined Statements of Comprehensive Income (Loss) were gains of $0.2 million, $0.3 million and $0.6 million, respectively, and in Interest Income and Other in the Consolidated and Combined Statements of Operations, a gain of $0.2 million, a gain of $0.2 million and a loss of $0.2 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods as we do not consider there to be significant foreign exchange risk at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of PJT Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined statements of financial condition of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2018

We have served as the Company’s auditor since 2015.

PJT Partners Inc.

Consolidated and Combined Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2017	2016
Assets
Cash and Cash Equivalents	$145,619	$152,431
Investments	37,121	—
Accounts Receivable (net of allowance for doubtful accounts of $1,934 and $4,374 at December 31, 2017 and December 31, 2016, respectively)	190,389	227,560
Intangible Assets, Net	12,295	14,713
Goodwill	72,286	72,286
Furniture, Equipment and Leasehold Improvements, Net	33,789	38,155
Other Assets	23,464	14,374
Deferred Tax Asset, Net	44,002	70,957
Total Assets	$558,965	$590,476
Liabilities, Redeemable Non-Controlling Interests and Equity (Deficit)
Accrued Compensation and Benefits	$96,944	$140,076
Accounts Payable, Accrued Expenses and Other Liabilities	16,873	17,354
Deferred Rent Liability	17,042	16,353
Amount Due Pursuant to Tax Receivable Agreement	2,857	964
Taxes Payable	2,413	1,527
Deferred Revenue	382	786
Total Liabilities	136,511	177,060
Commitments and Contingencies
Redeemable Non-Controlling Interests	—	421,976
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 18,599,454 and 18,003,272 issued at December 31, 2017 and 2016, respectively; 18,539,121 and 18,003,272 outstanding at December 31, 2017 and 2016, respectively)	186	180
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 221 issued and outstanding at December 31, 2017; 271 issued and outstanding at December 31, 2016)	—	—
Additional Paid-In Capital	30,674	9,145
Accumulated Deficit	(185,991)	(17,946)
Accumulated Other Comprehensive Income	155	61
Treasury Stock at Cost (60,333 and 0 shares at December 31, 2017 and December 31, 2016, respectively)	(2,302)	—
Total PJT Partners Inc. Equity (Deficit)	(157,278)	(8,560)
Non-Controlling Interests	579,732	—
Total Equity (Deficit)	422,454	(8,560)
Total Liabilities, Redeemable Non-Controlling Interests and Equity (Deficit)	$558,965	$590,476

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Advisory Fees	$386,263	$377,610	$286,014
Placement Fees	102,785	114,968	114,058
Interest Income and Other	10,234	6,852	5,866
Total Revenues	499,282	499,430	405,938
Expenses
Compensation and Benefits	391,514	381,000	315,195
Occupancy and Related	26,889	25,815	32,682
Travel and Related	13,617	11,480	14,082
Professional Fees	19,276	18,925	19,814
Communications and Information Services	10,770	8,875	7,622
Depreciation and Amortization	8,143	14,026	14,872
Other Expenses	19,019	24,809	7,607
Total Expenses	489,228	484,930	411,874
Income (Loss) Before Provision for Taxes	10,054	14,500	(5,936)
Provision for Taxes	38,380	9,392	239
Net Income (Loss)	(28,326)	5,108	(6,175)
Net Income (Loss) Attributable to Non-Controlling Interests	4,228	8,142	(13,751)
Net Income (Loss) Attributable to PJT Partners Inc.	$(32,554)	$(3,034)	$7,576
Net Loss Per Share of Class A Common Stock — Basic and Diluted	$(1.73)	$(0.17)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted	18,858,010	18,292,717
Revenues Earned from Affiliates
Advisory Fees	$—	$—	$4,220
Placement Fees	$—	$—	$14,329

			October 1, 2015 through December 31, 2015
Net Loss			$(24,935)
Net Loss Attributable to Redeemable Non-Controlling Interests			(13,751)
Net Loss Attributable to PJT Partners Inc.			$(11,184)
Net Loss Per Share of Class A Common Stock — Basic and Diluted			$(0.61)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted			18,258,174

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	2015
Net Income (Loss)	$(28,326)	$5,108	$(6,175)
Other Comprehensive Income, Net of Tax — Currency Translation Adjustment	217	252	622
Comprehensive Income (Loss)	(28,109)	5,360	(5,553)
Less:
Comprehensive Income (Loss) Attributable to Non-Controlling Interests	4,351	8,285	(6)
Comprehensive Loss Attributable to PJT Partners Inc.	$(32,460)	$(2,925)	$(5,547)

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated			Redeemable
	Class A	Class B	Class A	Class B	Additional		Other	Former Parent		Non-
	Common	Common	Common	Common	Paid-In	Accumulated	Comprehensive	Company		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Investment	Total	Interests
Balance at December 31, 2014	—	—	$—	$—	$—	$—	$1,010	$331,310	$332,320	$—
Net Income	—	—	—	—	—	—	—	18,760	18,760	—
Currency Translation Adjustment	—	—	—	—	—	—	635	—	635	—
Net Decrease in Former Parent Company Investment	—	—	—	—	—	—	—	(95,530)	(95,530)	—
Balance Before Spin-Off	—	—	—	—	—	—	1,645	254,540	256,185	—
Settlement of Due from Blackstone Balances	—	—	—	—	24,002	—	—	—	24,002	—
Establishment of Deferred Tax Asset Related to Reorganization	—	—	—	—	62,267	—	—	—	62,267	—
Tax Distributions	—	—	—	—	—	—	—	—	—	(4,663)
Forfeiture Liability for Equity Awards	—	—	—	—	(1,319)	—	—	—	(1,319)	—
Net Loss	—	—	—	—	—	(11,184)	—	—	(11,184)	(13,751)
Currency Translation Adjustment	—	—	—	—	—	—	(13)	—	(13)	—
Reorganization of Equity Structure	—	—	—	—	146,227	—	(1,680)	(254,540)	(109,993)	119,858
Issuance of Class A Common Stock	17,966,456	—	180	—	—	—	—	—	180	—
Issuance of Class B Common Stock	—	300	—	—	—	—	—	—	—	—
Equity-Based Compensation	—	—	—	—	11,782	—	—	—	11,782	8,589
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	(199,822)	—	—	—	(199,822)	199,822
Other	—	—	—	—	(5)	—	—	—	(5)	—
Balance at December 31, 2015	17,966,456	300	$180	$—	$43,132	$(11,184)	$(48)	$—	$32,080	$309,855

(continued)

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated		Redeemable
	Class A	Class B	Class A	Class B	Additional		Other		Non-
	Common	Common	Common	Common	Paid-In	Accumulated	Comprehensive		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total	Interests
Balance at December 31, 2015	17,966,456	300	$180	$—	$43,132	$(11,184)	$(48)	$32,080	$309,855
Net Income (Loss)	—	—	—	—	—	(3,034)	—	(3,034)	8,142
Currency Translation Adjustment	—	—	—	—	—	—	109	109	143
Dividends	—	—	—	—	—	(3,728)	—	(3,728)	—
Tax Distributions	—	—	—	—	—	—	—	—	(12,381)
Non-Cash Contributions from Former Parent	—	—	—	—	8,566	—	—	8,566	—
Equity-Based Compensation	—	—	—	—	50,510	—	—	50,510	38,500
Forfeiture Liability for Equity Awards	—	—	—	—	804	—	—	804	—
Net Share Settlement	—	—	—	—	(230)	—	—	(230)	(36)
Issuance of Shares of Class A Common Stock	36,816	—	—	—	—	—	—	—	—
Issuance of Shares of Class B Common Stock	—	7	—	—	(8,933)	—	—	(8,933)	8,933
Forfeitures of Shares of Class B Common Stock	—	(3)	—	—	1,511	—	—	1,511	(1,511)
Cash-Settled Exchanges of Partnership Units	—	(33)	—	—	170	—	—	170	(16,054)
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	(86,385)	—	—	(86,385)	86,385
Balance at December 31, 2016	18,003,272	271	$180	$—	$9,145	$(17,946)	$61	$(8,560)	$421,976

(continued)

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated				Redeemable
	Class A	Class B		Class A	Class B	Additional		Other		Non-		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling		Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Interests	Total	Interests
Balance at December 31, 2016	18,003,272	271	—	$180	$—	$9,145	$(17,946)	$61	$—	$—	$(8,560)	$421,976
Net Income (Loss)	—	—	—	—	—	—	(32,554)	—	—	9,081	(23,473)	(4,853)
Currency Translation Adjustment	—	—	—	—	—	—	—	94	—	119	213	4
Dividends	—	—	—	—	—	—	(3,796)	—	—	—	(3,796)	—
Tax Distributions	—	—	—	—	—	—	—	—	—	(4,734)	(4,734)	(19,125)
Equity-Based Compensation	—	—	—	—	—	72,409	—	—	—	10,921	83,330	32,598
Forfeiture Liability for Equity Awards	—	—	—	—	—	152	—	—	—	—	152	—
Net Share Settlement	—	—	—	—	—	(4,039)	—	—	—	—	(4,039)	(35)
Deliveries of Vested Shares of Class A Common Stock	596,182	—	—	6	—	(6)	—	—	—	—	—	—
Issuance of Shares of Class B Common Stock	—	14	—	—	—	(7,344)	—	—	—	4,555	(2,789)	2,789
Forfeitures of Shares of Class B Common Stock	—	(19)	—	—	—	10,274	—	—	—	(8,335)	1,939	(1,939)
Cash-Settled Exchanges of Partnership Units	—	(45)	—	—	—	609	—	—	—	(6,147)	(5,538)	(39,364)
Treasury Stock Purchases	—	—	(60,333)	—	—	—	—	—	(2,302)	—	(2,302)	—
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	—	(50,526)	(131,695)	—	—	—	(182,221)	182,221
Reclassification of Redeemable Non-Controlling Interests to Non- Controlling Interests	—	—	—	—	—	—	—	—	—	574,272	574,272	(574,272)
Balance at December 31, 2017	18,599,454	221	(60,333)	$186	$—	$30,674	$(185,991)	$155	$(2,302)	$579,732	$422,454	$—

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net Income (Loss)	$(28,326)	$5,108	$(6,175)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	115,928	89,010	38,614
Depreciation and Amortization Expense	8,143	14,026	14,760
Bad Debt Expense (Recovery)	624	4,132	(2,260)
Foreign Currency Transaction (Gains) Losses	(1,538)	710	—
Deferred Taxes	30,961	2,293	—
Gain on Reversal of Amount Due Pursuant to Tax Receivable Agreement	(1,561)	—	—
Other	155	—	834
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	41,179	(64,853)	(4,517)
Receivable from Affiliates	—	—	28,464
Due from Blackstone	—	—	35,042
Deferred Tax Assets	—	—	(66,090)
Other Assets	(8,700)	(429)	(12,126)
Accrued Compensation and Benefits	(46,098)	63,160	53,146
Accounts Payable, Accrued Expenses and Other Liabilities	(322)	(1,119)	20,556
Deferred Rent Liability	324	4,604	12,414
Deferred Tax Liability	—	—	106
Taxes Payable	867	(145)	512
Deferred Revenue	(421)	354	(1,097)
Net Cash Provided by Operating Activities	111,215	116,851	112,183
Investing Activities
Note Issued to Employee	—	—	(550)
Proceeds from Repayment of Note Issued to Employee	—	538	—
Cash from Acquisition of PJT Capital LP	—	—	12,653
Purchases of Investments	(57,163)	—	—
Maturities of Investments	19,988	—	—
Purchases of Intangible Assets	—	—	(1,337)
Purchases of Furniture, Equipment and Leasehold Improvements	(1,062)	(13,088)	(34,582)
Dispositions of Furniture, Equipment and Leasehold Improvements	—	—	457
Change in Restricted Cash	—	757	(827)
Net Cash Used in Investing Activities	(38,237)	(11,793)	(24,186)

(continued)

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	2015
Financing Activities
Dividends	$(3,796)	$(3,728)	$—
Tax Distributions	(23,859)	(12,381)	(4,663)
Contributions from Former Parent	—	—	49,371
Distribution to Former Parent	—	—	(88,895)
Employee Taxes Paid for Shares Withheld	(4,074)	(266)	—
Cash-Settled Exchanges of Partnership Units	(45,511)	(16,054)	—
Treasury Stock Purchases	(2,302)	—	—
Principal Payments on Capital Lease Obligations	(97)	(88)	(21)
Net Cash Used in Financing Activities	(79,639)	(32,517)	(44,208)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(151)	(2,432)	—
Net Increase (Decrease) in Cash and Cash Equivalents	(6,812)	70,109	43,789
Cash and Cash Equivalents, Beginning of Period	152,431	82,322	38,533
Cash and Cash Equivalents, End of Period	$145,619	$152,431	$82,322
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, including those to Former Parent, Net of Refunds Received	$15,106	$6,813	$3,518
Supplemental Disclosure of Significant Non-Cash Activities
Non-Cash Contributions from Former Parent	$—	$8,566	$—
Acquisition of PJT Capital LP
Accounts Receivable	—	—	(1,170)
Furniture, Equipment and Leasehold Improvements, Net	—	—	(334)
Other Assets	—	—	(362)
Intangible Assets	—	—	(13,300)
Goodwill	—	3,483	(6,896)
Deferred Tax Asset	—	(3,483)	—
Accrued Compensation and Benefits	—	—	29,424
Accounts Payable, Accrued Expenses and Other Liabilities	—	—	4,626
Taxes Payable	—	—	665
Reorganization and Separation Adjustments
Accounts Receivable	—	—	1,281
Receivable from Affiliates	—	—	(16,302)
Due from Blackstone	—	—	1,475
Furniture, Equipment and Leasehold Improvements, Net	—	—	4,258
Other Assets	—	—	70
Accrued Compensation and Benefits	—	—	(10,527)
Accounts Payable, Accrued Expenses and Other Liabilities	—	—	(445)
Taxes Payable	—	—	433
Accumulated Other Comprehensive Income	—	—	(1,680)
Furniture, Equipment and Leasehold Improvements, Net Included in Accounts Payable, Accrued Expenses and Other Liabilities	—	—	(7,296)

See notes to consolidated and combined financial statements.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) delivers a wide array of strategic advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a unique portfolio of advisory services designed to help clients achieve their strategic objectives. Also, through Park Hill Group, the Company provides private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company did not operate as an independent, stand-alone entity for all periods included in these consolidated and combined financial statements. Prior to the spin-off on October 1, 2015, the Company’s operations were included in Blackstone’s results as they were historically managed as part of Blackstone, in conformity with GAAP. For periods prior to October 1, 2015, the accompanying consolidated and combined financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Blackstone. Additionally, prior to October 1, 2015, Blackstone’s net investment in PJT Partners was shown as Former Parent Company Investment in lieu of Stockholders’ Equity in the consolidated and combined financial statements.

Intercompany transactions have been eliminated for all periods presented.

The Consolidated and Combined Statements of Operations reflect intercompany expense allocations made to the Company by Blackstone for certain corporate functions and for shared services provided by Blackstone prior to October 1, 2015. Where possible, these allocations were made on a specific identification basis and, in other cases, these expenses were allocated by Blackstone based on a pro rata basis of headcount, usage or some other basis depending on the nature of the allocated cost. Expenses without a specific consumption based indicator were allocated based on revenues adjusted for factors such as the size and complexity of the business. See Note 13. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Corporate Allocations” for further information on expenses allocated by Blackstone.

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

Placement Fees – Placement Fees consist of fund placement services for alternative investment funds and private placements for corporate clients. Placement fees earned for services to corporate clients are recognized as earned upon successful completion of the transaction. Fund placement fees earned for services to alternative asset managers are typically recognized as earned upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

is recognized as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in quarterly installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically the London Interbank Offered Rate (“LIBOR”) plus a market-based margin). For funds with multiple closings, each closing is treated as a separate performance obligation. As a result, revenue is recognized at each closing as the performance obligations are fulfilled. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, fees for such open-end fund structures are earned over a 48 month period. For these arrangements, revenue is recognized monthly as the amounts become fixed or determinable.

The Company may receive non-refundable up-front fees upon execution of agreements with clients to provide placement services, which are recorded as revenues in the period over which services are provided.

Accrued but unpaid Advisory and Placement Fees are included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in U.S. Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the adjustment related to the Amount Due Pursuant to Tax Receivable Agreement. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Consolidated and Combined Statements of Financial Condition.

Deferred Revenue – Deferred Revenue represents the receipt of Advisory and Placement Fees prior to such amounts being earned and is recognized using the straight-line method over the period that it is earned.

Fair Value of Financial Instruments

The carrying value of financial instruments approximates fair value. Financial instruments held by the Company include Cash Equivalents, Investments and Accounts Receivable.

GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In making an assessment of the fair value hierarchy classification of investments in U.S. Treasury securities, the Company considers the amount of trading activity, observability of pricing inputs as well as whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band).

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash is primarily held at three major U.S. financial institutions.

U.S. Treasury securities with original maturities greater than three months when purchased are classified as Investments on the Consolidated and Combined Statements of Financial Condition. These securities are recorded at fair value using broker quotes, reflecting inputs from auction yields.

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

After concluding that a reserved accounts receivable balance is no longer collectible, the Company will reduce both the gross receivable and the allowance for doubtful accounts. This is determined based on several factors, including the age of the accounts receivable balance and the creditworthiness of the counterparty.

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to Blackstone’s initial public offering (“IPO”) as well as from the acquisition of PJT Capital LP that occurred on October 1, 2015. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available that is regularly reviewed by management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

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

Foreign Currency

In the normal course of business, the Company may enter into transactions not denominated in U.S. dollars. Foreign exchange gains and losses arising on such transactions are recorded in Interest Income and Other in the Consolidated and Combined Statements of Operations. In addition, the Company consolidates a number of businesses that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are translated at the prevailing monthly average exchange rate on the dates they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are recorded in Other Comprehensive Income (Loss).

Comprehensive Income (Loss)

Comprehensive Income consists of Net Income (Loss) and Other Comprehensive Income (Loss). The Company’s Other Comprehensive Income (Loss) is comprised of foreign currency cumulative translation adjustments.

Non-Controlling Interests

Prior to October 1, 2017, the ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) were considered redeemable non-controlling interests. Redeemable Non-Controlling Interests were presented separately from Equity in the Consolidated and Combined Statements of Financial Condition and the portion of net income (loss) attributable to the redeemable non-controlling interests was presented separately in the Consolidated and Combined Statements of Operations.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

On October 1, 2017, certain of the restrictive covenants entered into in connection with the spin-off expired. Previously, the ability to settle exchanges of Partnership Units in shares of the Company’s Class A common stock was not entirely within the Company’s control. Consequently, the value of these interests has been reclassified from Redeemable Non-Controlling Interests to Non-Controlling Interests at their redemption value as of October 1, 2017. The portion of net income (loss) attributable to the non-controlling interests is presented separately in the Consolidated and Combined Statements of Operations.

The Company previously elected to recognize any changes in the redemption value immediately as they occurred and adjusted the carrying amount of the redeemable non-controlling interests to its redemption value at the end of each reporting period. Reductions in the carrying amount of the redeemable non-controlling interests were only recorded if the Company had previously recorded increases in the carrying amount of the redeemable non-controlling interests. The change in redemption value was recognized in Redeemable Non-Controlling Interests with a corresponding adjustment to permanent equity in the Consolidated and Combined Statements of Financial Condition.

Repurchases of Common Stock

Shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Company may structure such repurchases as either a purchase of treasury stock or a retirement of shares. The Company records its purchases of treasury stock at cost as a separate component of stockholders’ equity. The Company may re-issue treasury stock, at average cost.

Compensation and Benefits

Compensation and Benefits consists of (a) employee compensation, comprising salary and cash bonus, and benefits paid and payable to employees and partners; and (b) equity-based compensation associated with the grants of equity-based awards to employees and partners. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

On December 22, 2017, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, which allows companies to report the income tax effects of the Tax Cuts and Jobs Act (the “Tax Legislation”) as a provisional amount based on a reasonable estimate, which would be subject to adjustment during a reasonable measurement period, not to exceed twelve months, until the accounting and analysis required under GAAP is complete. The Company continues to evaluate its provisional estimate as it relates to (a) the measurement of deferred tax assets and liabilities subject to the income tax rate change from 35% to 21%, including the state tax impact on these items; (b) potential changes in interpretations of the Tax Legislation; and (c) changes in interpretation of accounting standards for income taxes. As the Company finalizes the analysis of the impact of the Tax Legislation, additional adjustments may be recorded during the measurement period, which could be material. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amount Due Pursuant to Tax Receivable Agreement

Holders of Partnership Units (other than PJT Partners Inc.) may, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement), exchange their Partnership Units for cash or, at the Company’s election, for shares of Class A common stock of PJT Partners Inc. on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. PJT Partners Holdings LP intends to make an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of PJT Partners Inc. and not of PJT Partners Holdings LP. PJT Partners Inc. expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes.

For purposes of the tax receivable agreement, the cash tax savings in income tax is computed by comparing the actual income tax liability of PJT Partners Inc. (calculated with certain assumptions) to the amount of such taxes that PJT Partners Inc. would have been required to pay had there been no increase to the tax basis of the assets of PJT Partners Holdings LP as a result of the exchanges and had PJT Partners Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement continues until all such tax benefits have been utilized or expired, unless PJT Partners Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or PJT Partners Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations generally will be accelerated and due as if PJT Partners Inc. had exercised its right to terminate the tax receivable agreement.

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

The effects of changes in estimates after the date of the redemption or exchange as well as subsequent changes in the enacted tax rates are included in net income.

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

The guidance introduces new qualitative and quantitative disclosure requirements about contracts with customers, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and determining the transaction price and amounts allocated to performance obligations. Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract. The FASB approved a one-year deferral of the effective date of this guidance, such that it is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.

Based on the Company’s evaluation of the guidance, advisory and placement fees for which payment is dependent on the closing of a transaction, a financing arrangement or some other defined outcome will be considered variable consideration. The guidance requires that revenue be recognized when it is probable that variable consideration will not be reversed in a future period. As a result, the recognition of revenue with respect to a portion of certain fees before the closing of a transaction or completion of some other defined outcome may be deferred to a future period. Additionally, the Company has concluded that reimbursable expenses incurred in connection with engagements will be recognized within their respective expense category and any expense reimbursements will be recognized in Interest Income and Other on the Consolidated and Combined Statements of Operations. The effect of the change in timing of revenue and expense recognition could be material to any given reporting period.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company has adopted the standard using the modified retrospective approach as of January 1, 2018, which requires a cumulative effect adjustment upon adoption. The Company is finalizing its assessment of the cumulative effect adjustment, but expects that the adjustment will be primarily related to (a) recording certain reimbursable expenses on a gross basis under the new guidance, which are currently presented on a net basis; and (b) accounting for advisory revenues that were previously recognized in prior periods, which would have been deferred as of December 31, 2017 under the new revenue guidance. The Company will include the cumulative effect adjustment and the required enhanced disclosures beginning in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2018.

In February 2016, the FASB issued new guidance regarding leases. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Entities are also required to provide enhanced disclosure about leasing arrangements. The amendments retain lease classifications, distinguishing finance leases from operating leases, using criteria that are substantially similar for distinguishing capital leases from operating leases in previous guidance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption requires a modified retrospective approach. Based on the Company’s initial evaluation, adoption on January 1, 2019 will result in the present value of the Company’s lease commitments that have a term in excess of one year being recorded on the Company’s Consolidated and Combined Statements of Financial Condition as a right-of-use asset with a corresponding liability. The Company’s lease commitments, as discussed in Note 13. “Commitments and Contingencies—Commitments, Leases,” primarily relate to office space. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated and combined financial statements.

In June 2016, the FASB issued guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated and combined financial statements.

In November 2016, the FASB issued guidance that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. Adoption requires a retrospective approach. The Company expects that adoption of this guidance on January 1, 2018 will not have a material impact on its Consolidated and Combined Statements of Cash Flows.

In January 2017, the FASB issued an update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. This new guidance becomes effective for the Company in the first quarter of 2019 and is applied prospectively. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated and combined financial statements.

In January 2017, the FASB issued guidance intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted this guidance as of its most recent annual goodwill impairment assessment and it did not have a material impact on its consolidated and combined financial statements.

In May 2017, the FASB issued updated guidance on modifications to share-based payment awards. The updated guidance requires entities to account for the effects of a modification to a share-based payment award unless the following are all the same immediately before and after the modification: (a) the fair value of the award, (b) the

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

vesting conditions of the award, and (c) the classification of the award as an equity instrument or a liability instrument. This new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The new guidance is to be applied on a prospective basis. The Company will adopt this standard beginning on January 1, 2018, which would be applied to future modifications of share-based payment awards, as applicable.

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

The following table summarizes the final allocation of the purchase price for PJT Capital LP:

Assets
Cash	$12,653
Accounts Receivable	1,170
Furniture, Equipment and Leasehold Improvements	334
Other Assets	362
Intangible Assets	13,300
Deferred Tax Assets	3,483
Goodwill	3,413
Total Assets	34,715
Liabilities
Accrued Compensation and Benefits	29,424
Accounts Payable, Accrued Expenses and Other Liabilities	4,626
Taxes Payable	665
Total Liabilities	34,715
Net Assets Acquired	$—

The excess of the purchase price over the fair value of the net assets acquired of $3.4 million was recorded as goodwill. Goodwill included the in-place workforce, which allowed the Company to continue serving its existing client base, begin marketing to potential clients and avoid significant costs reproducing the workforce. The transaction did not result in goodwill for tax purposes.

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

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Acquisition of Customer Mandates

On October 1, 2015, PJT Partners (UK) Limited, a subsidiary of the Company, purchased certain open customer mandates and other assets from a subsidiary of its former Parent. This transaction was accounted for as an asset acquisition. There were no capitalized transaction costs and the total purchase price was $1.5 million. The customer mandates acquired were recorded as intangible assets and were amortized over their estimated useful lives of 18 months. In connection with the transaction, the Company acquired $1.3 million of customer mandates and $0.2 million of other assets and liabilities, net.

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable are long-term receivables of $77.7 million and $73.1 million as of December 31, 2017 and 2016, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Long-term receivables that were more than 90 days past due were $2.5 million and $2.7 million as of December 31, 2017 and 2016, respectively.

Changes in the allowance for doubtful accounts related to long-term receivables are presented below:

	Year Ended December 31,
	2017	2016	2015
Balance, Beginning of Period	$—	$—	$392
Bad Debt Recovery	—	—	(392)
Balance, End of Period	$—	$—	$—

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

	December 31,
	2017	2016
Balance, Beginning of Year	$72,286	$75,769
Measurement Period Adjustment (a)	—	(3,483)
Balance, End of Year	$72,286	$72,286

(a)	During the year ended December 31, 2016, the Company recorded a $3.5 million measurement period adjustment related to the acquisition of PJT Capital LP.

As of December 31, 2017 and 2016, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	December 31,
	2017	2016
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Trade Name	5,700	5,700
Client Mandates and Other	—	1,276
Total Intangible Assets	32,176	33,452
Accumulated Amortization	(19,881)	(18,739)
Intangible Assets, Net (a)	$12,295	$14,713

(a)	Excludes fully amortized intangible assets.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2017	2016	2015
Balance, Beginning of Year	$14,713	$23,646	$19,797
Additions	—	—	14,805
Amortization Expense	(2,418)	(8,870)	(10,939)
Translation Adjustments	—	(63)	(17)
Balance, End of Year	$12,295	$14,713	$23,646

At September 30, 2015, the Company performed an assessment of its intangible assets and determined that impairment indicators existed regarding certain customer relationship intangible assets established at the time of Blackstone’s IPO. The Company concluded there were no future cash flows associated with these intangible assets; therefore, the fair value was zero. As a result, the Company recorded an impairment charge of $6.0 million during the year ended December 31, 2015 to fully impair these intangible assets, which was included in Depreciation and Amortization in the Consolidated and Combined Statements of Operations. No such impairment was recorded during the years ended December 31, 2016 or 2017.

Amortization of Intangible Assets held at December 31, 2017 is expected to be $2.3 million for the years ending December 31, 2018, 2019, 2020 and 2021; and $1.4 million for the year ending December 31, 2022.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2017	2016
Office Equipment	$1,758	$1,778
Leasehold Improvements	33,713	32,889
Furniture and Fixtures	11,886	11,364
Total Furniture, Equipment and Leasehold Improvements	47,357	46,031
Accumulated Depreciation	(13,568)	(7,876)
Furniture, Equipment and Leasehold Improvements, Net	$33,789	$38,155

Depreciation expense, including allocations from the former Parent for the periods presented before October 1, 2015, was $5.7 million, $5.2 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7.	FAIR VALUE MEASUREMENTS

The Company generally invests in U.S. Treasury securities with remaining maturities of less than twelve months. As of December 31, 2017 and 2016, the Company held investments in U.S. Treasury securities of $37.1 million and $50.0 million, respectively. As of December 31, 2017, investments in U.S. Treasury securities were included in Investments and as of December 31, 2016, $50.0 million was included in Cash and Cash Equivalents in the Consolidated and Combined Statements of Financial Condition. U.S. Treasury securities with original maturities of greater than 90 days are included in Investments in the Consolidated and Combined Statements of Financial Condition.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of December 31, 2017 and 2016, all U.S. Treasury securities held by the Company were classified as Level II in the fair value hierarchy. During the years ended December 31, 2017, 2016 and 2015, there were no transfers from Level I to Level II related to U.S. Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the years ended December 31, 2017, 2016 and 2015.

8.	INCOME TAXES

The Company’s operations were included in Blackstone subsidiaries’ U.S. federal, state and foreign tax returns for taxable periods ending before the Company’s spin-off and separation from Blackstone on October 1, 2015. With respect to such taxable periods, the Company’s income taxes were calculated on a separate tax return basis. For subsequent periods, the Company files tax returns as a stand-alone entity, and its deferred taxes and effective tax rates differ from those of the historical periods.

The Company’s pretax income (loss) is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2017	2016	2015
Income (Loss) Before Provision for Taxes
Domestic	$13,597	$38,360	$29,581
International	(3,543)	(23,860)	(35,517)
Total	$10,054	$14,500	$(5,936)

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current
Federal Income Tax	$5,083	$4,131	$50
State and Local Income Tax	1,749	2,777	3,576
Foreign Income Tax	587	191	331
	7,419	7,099	3,957
Deferred
Federal Income Tax	28,607	2,376	(3,698)
State and Local Income Tax	2,354	(20)	(17)
Foreign Income Tax	—	(63)	(3)
	30,961	2,293	(3,718)
Provision for Taxes	$38,380	$9,392	$239

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2017	2016	2015
Income (Loss) Before Provision for Taxes	$10,054	$14,500	$(5,936)
Provision for Taxes	$38,380	$9,392	$239
Effective Income Tax Rate	381.7%	64.8%	-4.0%

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2017	2016	2015
Expected Income Tax Expense (Benefit) at the Federal Statutory Rate	35.0%	35.0%	35.0%
Remeasurement of Deferred Tax Assets Pursuant to Tax Legislation	246.0%	—	—
Permanent Differences for Compensation	56.5%	33.4%	-24.9%
Accrual to Blackstone Related to Employee Matters Agreement	10.4%	9.9%	—
Partnership (Income) Loss Not Subject to U.S. Corporate Income Taxes	-18.1%	-21.2%	54.2%
Foreign Income Taxes	3.1%	0.9%	-4.9%
State and Local Income Taxes, Net of Federal Benefit	27.8%	14.0%	-63.2%
Return to Provision	24.0%	-6.4%	—
Change in Amount Due Pursuant to Tax Receivable Agreement Related to Tax Legislation	-5.4%	—	—
Other	2.4%	-0.8%	-0.2%
Effective Income Tax Rate	381.7%	64.8%	-4.0%

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2017	2016
Deferred Tax Assets
Tax Basis Step-Up from Blackstone	$28,646	$51,321
Deferred Compensation	15,569	22,570
Net Operating Loss	3,715	4,879
Deferred Rent	2,177	3,506
Partner Exchange Basis Step-Up	3,261	1,135
Other	199	973
Deferred Tax Assets Before Valuation Allowance	53,567	84,384
Valuation Allowance	(3,715)	(5,347)
Total Deferred Tax Assets	$49,852	$79,037
Deferred Tax Liabilities
Intangible Assets	$1,388	$3,164
Fixed Assets	1,348	2,408
Other	3,114	2,508
Total Deferred Tax Liabilities	5,850	8,080
Deferred Tax Asset, Net	$44,002	$70,957

Tax Legislation was signed into law on December 22, 2017, which lowers the U.S. corporate income tax rate to 21% as of January 1, 2018. The estimated impact of the Tax Legislation was an increase in income tax expense of $24.7 million due to the effects of the remeasurement of U.S. deferred tax assets at a lower enacted corporate tax rate. Additionally, the Company recorded an adjustment related to a decrease in the Amount Due Pursuant to Tax Receivable Agreement in the amount of $1.6 million in Interest Income and Other.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

With respect to foreign operations, the Company has an income tax net operating loss of $15.5 million with an unlimited life.

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

The Company evaluated the losses incurred in foreign operating jurisdictions in 2017 and 2016 as objective negative evidence, and concluded that it outweighs any positive evidence afforded by projections of taxable income in future years and the ability to carry forward such losses. Accordingly, the Company recorded a valuation allowance of $3.7 million and $5.3 million at December 31, 2017 and 2016, respectively, with respect to certain foreign deferred tax assets (consisting principally of the tax benefit associated with net operating losses incurred in certain foreign jurisdictions).

The Company does not believe that it meets the indefinite reversal criteria that would allow the Company to refrain from recognizing any deferred tax liability with respect to its foreign subsidiaries. Accordingly, the Company records a deferred tax liability with respect to an outside basis difference in its investment in a foreign subsidiary, where applicable.

The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2017, the Company is not generally subject to examination by the tax authorities for years before 2014.

The Company had no unrecognized tax benefits as of December 31, 2017 and 2016.

The Company does not anticipate a material increase or decrease in its unrecognized tax benefits during the coming year.

During the years ended December 31, 2017, 2016 and 2015, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

9.	NET LOSS PER SHARE OF CLASS A COMMON STOCK

The following table summarizes the anti-dilutive securities for the years ended December 31, 2017 and 2016, and period from October 1, 2015 through December 31, 2015, which have been excluded from the calculation of net loss per share of Class A common stock:

			Period from
			October 1, 2015
			through
	Year Ended December 31,		December 31,
	2017	2016	2015
Weighted-Average Unvested RSUs	3,767,622	2,087,696	623,316
Weighted-Average Participating RSUs	450,718	733,287	511,139
Weighted-Average Partnership Units	14,972,302	16,068,957	16,055,122

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 33,830,312 for the year ended December 31, 2017, excluding unvested RSUs and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net loss per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the years ended December 31, 2017 and 2016, and period from October 1, 2015 through December 31, 2015, such exchange is not reflected in diluted net loss per share as the assumed exchange is not dilutive.

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

The following table represents equity-based compensation expense and related income tax benefit for the years ended December 31, 2017, 2016 and 2015, respectively:

	Year Ended December 31,
	2017	2016	2015
Equity-Based Compensation Expense	$115,928	$89,010	$65,342
Income Tax Benefit	$8,664	$10,678	$2,618

Equity-based compensation expense for the year ended December 31, 2015 consisted of $20.4 million of expense related to equity-classified awards and $44.9 million of expense allocated from the former Parent prior to the spin-off on October 1, 2015.

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

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of December 31, 2017 and of changes during the period January 1, 2017 through December 31, 2017 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2016	5,776,114	$21.71	443,689	$25.58
Granted	1,471,462	36.77	—	—
Vested	(736,081)	22.96	(199,689)	18.02
Forfeited	(65,792)	23.22	—	—
Dividends Reinvested on RSUs	10,031	33.59	—	—
Balance, December 31, 2017	6,455,734	$25.00	244,000	$31.76

As of December 31, 2017, there was $54.5 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 14.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 0.7 years.

Partnership Units

In connection with the spin-off, certain individuals were issued Partnership Units that, subject to certain terms and conditions, are redeemable at the option of the holder for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of three to five years.

A summary of the status of the Company’s unvested Partnership Units as of December 31, 2017 and of changes during the period January 1, 2017 through December 31, 2017 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2016	5,591,357	$21.23
Granted	179,831	28.30
Vested	(1,072,765)	21.07
Balance, December 31, 2017	4,698,423	$21.54

As of December 31, 2017, there was $56.4 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.4 years.

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

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of December 31, 2017 and of changes during the period January 1, 2017 through December 31, 2017 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2016	6,503,464	$5.72
Forfeited	(240,507)	5.72
Balance, December 31, 2017	6,262,957	$5.72

As of December 31, 2017, there was $14.3 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2017, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	10,632,243	1.4
Restricted Stock Units	6,569,481	0.7
Total Equity-Based Awards	17,201,724	1.1

11.	STOCKHOLDERS’ EQUITY (DEFICIT)

Class A and Class B Common Stock

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

Non-Controlling Interests

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2017 and 2016, the non-controlling interest was 44.0% and 46.6%, respectively. The percentage of the Net Income (Loss) Attributable to Non-Controlling Interests will vary from this percentage primarily due to the differing level of income taxes applicable to the controlling interest.

Partnership Units are exchangeable at the option of the holder for cash or, at the Company’s election, for shares of Class A common stock on a one-for-one basis. The election to exchange Partnership Units is entirely within the control of the Partnership Unitholder, although the Company retains the sole option to determine whether to settle the exchange in either cash or shares of Class A common stock.

On October 1, 2017, certain of the restrictive covenants entered into in connection with the spin-off expired. Previously, the ability to settle exchanges of Partnership Units in shares of the Company’s Class A common stock was not entirely within the Company’s control. Consequently, the value of these interests has been reclassified from Redeemable Non-Controlling Interests to Non-Controlling Interests at their redemption value as of October 1, 2017. This reclassification had the effect of reducing Redeemable Non-Controlling Interests and increasing Non-Controlling Interests each by $574.3 million as of October 1, 2017.

PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries indirectly through its equity interest in PJT Partners Holdings LP; therefore, the shares of Class A common stock outstanding represent the controlling interest.

Treasury Stock

On October 26, 2017, the Company’s board of directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million. Under this repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the year ended December 31, 2017, the Company repurchased 60,333 shares at an average price per share of $38.12, or $2.3 million in aggregate, pursuant to this share repurchase program. The result of these repurchases was an increase of $2.3 million in Treasury Stock on the Company’s Consolidated and Combined Statement of Financial Condition for the year ended December 31, 2017.

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

There were no Advisory Fees earned from affiliates for the years ended December 31, 2017 and 2016. Advisory Fees earned from affiliates totaled $4.2 million for the year ended December 31, 2015, representing 1.5% of total Advisory Fees. There were no Placement Fees earned from affiliates for the years ended December 31, 2017 and 2016. Placement Fees earned from affiliates totaled $14.3 million for the year ended December 31, 2015 representing 12.6% of total Placement Fees. These fees were earned in the ordinary course of business.

There was no Interest Income earned from affiliates for the years ended December 31, 2017 and 2016. Interest Income earned from affiliates totaled $0.2 million for the year ended December 31, 2015.

Exchange Agreement

The Company has entered into an exchange agreement with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the limited partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of their Partnership Units for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Further, pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of PJT Partners Inc. Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement). In the event cash-settled exchanges of Partnership Units are funded with new issuances of Class A common stock, the fair value of a share of PJT Partners Inc. Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging Partnership Unitholder will be entitled may be greater than or less than the then-current market value of PJT Partners Inc. Class A common stock. The exchange agreement also provides that a holder of Partnership Units will not have the right to exchange Partnership Units in the event that PJT Partners Inc. determines that such exchange would be prohibited by law, or would result in any breach of any debt agreement or other material contract of PJT Partners Inc. or PJT Partners Holdings LP.

Certain Partnership Unitholders exchanged 1,223,712 and 594,072 Partnership Units, respectively, for cash in the amounts of $45.5 million and $16.1 million, respectively, for the years ended December 31, 2017 and 2016. Such amounts are recorded as a reduction of Non-Controlling Interests in the Consolidated and Combined Statements of Financial Condition.

During the fourth quarter of 2017, the Company was presented with 533,799 Partnership Units to be exchanged. The Company elected to settle the exchange of these Partnership Units on February 14, 2018 for cash for an aggregate payment of $24.3 million. The price per Partnership Unit paid by the Company was $45.53, which was equal to the volume-weighted average price of a share of the Company’s Class A common stock on February 9, 2018.

Registration Rights Agreement

The Company has entered into a registration rights agreement with the limited partners of PJT Partners Holdings LP pursuant to which the Company granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act of 1933 shares of Class A common stock delivered in exchange for Partnership Units.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of December 31, 2017 and 2016, the Company had amounts due of $2.9 million and $1.0 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

As of December 31, 2017 and 2016, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense, including former Parent allocations of rent expense for periods prior to October 1, 2015, was $24.6 million, $24.3 million and $17.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense is included in Occupancy and Related in the Consolidated and Combined Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of December 31, 2017 and 2016, the Company maintained an irrevocable standby letter of credit for operating leases of $5.0 million and $4.5 million, respectively.

Capital lease obligations recorded are payable through 2021 at a weighted-average interest rate of 2.3%. The net book value of all assets recorded under capital leases aggregated $0.3 million and $0.4 million as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2018	$107	$23,496
2019	107	24,068
2020	80	22,974
2021	4	22,522
2022	—	22,407
Thereafter	—	91,671
Total Minimum Lease Payments	298	207,138
Less: Amount Representing Interest	10
Capital Lease Obligation	$288
Less: Sublease Proceeds		17,982
Net Minimum Lease Payments		$189,156

Contingencies

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

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed as of December 31, 2017 was $9.7 million.

Indemnifications

The Company has entered and may continue to enter into contracts, including contracts with Blackstone relating to the spin-off, which contain a variety of indemnification obligations. The Company’s maximum exposure under these arrangements is not known; however, the Company currently expects any associated risk of loss to be insignificant. In connection with these matters, the Company has incurred and may continue to incur legal expenses, which are expensed as incurred.

Transactions and Agreements with Blackstone

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

Management believes the assumptions underlying the consolidated and combined financial statements for periods presented prior to October 1, 2015 are reasonable. Nevertheless, the consolidated and combined financial statements may not have included all of the actual expenses that would have been incurred and may not have reflected the Company’s results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if PJT Partners Inc. had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

During the year ended December 31, 2016, the Company recorded $0.3 million related to certain professional fees payable to Blackstone. No such fees were recorded during the years ended December 31, 2015 and 2017. As of December 31, 2017, the Company had no amounts payable to Blackstone for such expenses and $0.3 million as of December 31, 2016.

During the year ended December 31, 2016, the Company recorded $8.6 million in non-cash contributions related to the ultimate settlement of balances due to and from Blackstone.

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Consolidated and Combined Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.4 million and $0.5 million as of December 31, 2017 and 2016, respectively.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Consolidated and Combined Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

the relevant tax period. As of December 31, 2017 and 2016, the Company had accrued $3.1 million and $4.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.7 million, $0.6 million and $0.6 million for the years December 31, 2017, 2016 and 2015, respectively, which are included in Compensation and Benefits in the Consolidated and Combined Statements of Operations.

15.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $96.6 million and $65.6 million as of December 31, 2017 and 2016, respectively, which exceeded the minimum net capital requirement by $96.4 million and $64.1 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $15.9 million and $18.1 million as of December 31, 2017 and 2016, respectively, which exceeded the minimum net capital requirement by $15.7 million and $17.9 million, respectively.

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

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of December 31, 2017 and 2016, both of these entities were in compliance with local capital adequacy requirements.

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

The Company is organized as one operating segment in order to maximize the value of our advice to clients by drawing upon the diversified expertise and broad relationships of our senior professionals across the Company. The chief operating decision maker assesses performance and allocates resources based on broad considerations, including the market opportunity, available expertise across the Company and the strength and efficacy of professionals’ collaboration, and not based upon profit or loss measures for the Company’s separate product lines.

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

	Year Ended December 31,
	2017	2016	2015
Revenues
Domestic	$431,617	$465,046	$381,389
International	67,665	34,384	24,549
Total	$499,282	$499,430	$405,938

	December 31,
	2017	2016
Assets
Domestic	$494,718	$545,049
International	64,247	45,427
Total	$558,965	$590,476

The Company is not subject to any material concentrations with respect to its revenues for the years ended December 31, 2017, 2016 and 2015, or credit risk with respect to its accounts receivable as of December 31, 2017 and 2016.

17.	SUBSEQUENT EVENTS
The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on March 21, 2018 to Class A common stockholders of record on March 7, 2018.

The Company did not identify any other subsequent events besides the exchange of Partnership Units described in Note 12. “Transactions with Related Parties—Exchange Agreement.”

PJT Partners Inc.

Notes to Consolidated and Combined Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$120,969	$109,310	$78,450	$190,553
Expenses	118,881	111,393	94,064	164,890
Income (Loss) Before Provision for Taxes	$2,088	$(2,083)	$(15,614)	$25,663
Net Income (Loss)	$2,959	$(565)	$(2,356)	$(28,364)
Net Income (Loss) Attributable to Non-Controlling Interests	1,626	(780)	(5,699)	9,081
Net Income (Loss) Attributable to PJT Partners Inc.	$1,333	$215	$3,343	$(37,445)
Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.07	$0.01	$0.17	$(1.98)
Diluted	$0.07	$0.01	$0.16	$(1.98)
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.05	$0.05

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$115,304	$89,284	$121,346	$173,496
Expenses	112,571	99,539	123,306	149,514
Income (Loss) Before Provision for Taxes	$2,733	$(10,255)	$(1,960)	$23,982
Net Income (Loss)	$1,431	$(4,716)	$(10,336)	$18,729
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests	1,176	(4,393)	(625)	11,984
Net Income (Loss) Attributable to PJT Partners Inc.	$255	$(323)	$(9,711)	$6,745
Net Income (Loss) Per Share of Class A Common Stock — Basic and Diluted	$0.01	$(0.02)	$(0.53)	$0.35
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.05	$0.05

PJT Partners Inc.

Schedule II – Valuation and Qualifying Accounts

(Dollars in Thousands)

	Allowance for Doubtful Accounts
	Year Ended December 31,
	2017	2016	2015
Balance, Beginning of Period	$4,374	$862	$3,758
Additions:
Bad Debt Expense (Reversal)	624	3,512	(2,260)
Deductions:
Charge-offs of Uncollectible Balances	(3,064)	—	—
Adjustment for Separation from Blackstone	—	—	(636)
Balance, End of Period	$1,934	$4,374	$862

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included below.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of PJT Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained in the sections captioned “Compensation of Our Executive Officers,” “Compensation of Directors” and “Compensation Committee Report” of the Proxy Statement is incorporated herein by reference.

Information regarding our compensation committee and compensation committee interlocks under the caption “Corporate Governance Matters—Board Committees” and “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections captioned “Compensation of Our Executive Officers—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the sections captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance Matters—Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding our independent registered public accounting firm fees and services in the section captioned “Proposal 4—Ratification of Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

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

10.4

Renewal Agreement dated as of October 10, 2016, between PJT Partners Holdings LP and First Republic Bank (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 13, 2016).

10.5

Renewal Agreement dated as of October 30, 2017, between PJT Partners Holdings LP and First Republic Bank (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 31, 2017).

Exhibit
Number

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

10.8

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 12, 2016 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 28, 2017).

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

10.14+

PJT Partners Inc. Amended and Restated Bonus Deferral Plan, dated as of February 21, 2017 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-36869) filed with the Securities and Exchange Commission on February 28, 2017).

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

10.18+

Amendment to Partner Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

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

10.30+

Form of Special Equity Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-36869) filed with the Securities and Exchange Commission on February 28, 2017).

10.31

Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-36869) filed with the Securities and Exchange Commission on February 28, 2017).

21.1	Subsidiaries of PJT Partners Inc.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit
Number

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

Date: February 27, 2018

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

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 27, 2018
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 27, 2018
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ James Costos	Director	February 27, 2018
James Costos

/s/ Dennis S. Hersch	Director	February 27, 2018
Dennis S. Hersch

/s/ Emily K. Rafferty	Director	February 27, 2018
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 27, 2018
Thomas M. Ryan

/s/ Kenneth C. Whitney	Director	February 27, 2018
Kenneth C. Whitney