Form 10-Q
period 2018-03-31
PJT Partners Inc.
filed 2018-05-04
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 30, 2018, there were 20,445,284 shares of Class A common stock, par value $0.01 per share, and 215 shares of Class B common stock, par value $0.01 per share, outstanding.

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

The risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2018	2017
Assets
Cash and Cash Equivalents	$56,340	$145,619
Investments	25,400	37,121
Accounts Receivable (net of allowance for doubtful accounts of $1,934 at March 31, 2018 and December 31, 2017)	219,066	190,389
Intangible Assets, Net	11,711	12,295
Goodwill	72,286	72,286
Furniture, Equipment and Leasehold Improvements, Net	35,687	33,789
Deferred Tax Asset, Net	46,052	44,002
Taxes Receivable	12,155	8,666
Other Assets	22,890	14,798
Total Assets	$501,587	$558,965
Liabilities and Equity (Deficit)
Accrued Compensation and Benefits	$39,676	$96,944
Accounts Payable, Accrued Expenses and Other Liabilities	24,002	16,873
Deferred Rent Liability	17,387	17,042
Amount Due Pursuant to Tax Receivable Agreement	4,141	2,857
Taxes Payable	1,785	2,413
Deferred Revenue	2,590	382
Total Liabilities	89,581	136,511
Commitments and Contingencies
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 19,734,501 and 18,599,454 issued at March 31, 2018 and December 31, 2017, respectively; 19,592,358 and 18,539,121 outstanding at March 31, 2018 and December 31, 2017, respectively)	197	186
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 215 issued and outstanding at March 31, 2018; 221 issued and outstanding at December 31, 2017)	—	—
Additional Paid-In Capital	34,748	30,674
Accumulated Deficit	(188,418)	(185,991)
Accumulated Other Comprehensive Income	559	155
Treasury Stock at Cost (142,143 and 60,333 shares at March 31, 2018 and December 31, 2017, respectively)	(6,192)	(2,302)
Total PJT Partners Inc. Equity (Deficit)	(159,106)	(157,278)
Non-Controlling Interests	571,112	579,732
Total Equity (Deficit)	412,006	422,454
Total Liabilities and Equity (Deficit)	$501,587	$558,965

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2018	2017
Revenues
Advisory Fees	$103,463	$99,339
Placement Fees	26,120	19,502
Interest Income and Other	4,459	2,128
Total Revenues	134,042	120,969
Expenses
Compensation and Benefits	103,632	95,676
Occupancy and Related	6,803	6,206
Travel and Related	5,470	2,883
Professional Fees	5,199	4,189
Communications and Information Services	3,480	2,413
Depreciation and Amortization	2,007	2,092
Other Expenses	4,832	5,422
Total Expenses	131,423	118,881
Income Before Benefit for Taxes	2,619	2,088
Benefit for Taxes	(4,110)	(871)
Net Income	6,729	2,959
Net Income Attributable to Non-Controlling Interests	1,493	1,626
Net Income Attributable to PJT Partners Inc.	$5,236	$1,333
Net Income Per Share of Class A Common Stock
Basic	$0.27	$0.07
Diluted	$0.24	$0.07
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	19,356,876	18,479,025
Diluted	23,887,322	18,479,025
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$6,729	$2,959
Other Comprehensive Income, Net of Tax — Currency Translation Adjustment	769	2
Comprehensive Income	7,498	2,961
Less:
Comprehensive Income Attributable to Non-Controlling Interests	1,858	1,627
Comprehensive Income Attributable to PJT Partners Inc.	$5,640	$1,334

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares						Accumulated		Redeemable
	Class A	Class B	Class A	Class B	Additional		Other		Non-
	Common	Common	Common	Common	Paid-In	Accumulated	Comprehensive		Controlling
	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Total	Interests
Balance at December 31, 2016	18,003,272	271	$180	$—	$9,145	$(17,946)	$61	$(8,560)	$421,976
Net Income	—	—	—	—	—	1,333	—	1,333	1,626
Currency Translation Adjustment	—	—	—	—	—	—	1	1	1
Dividends	—	—	—	—	—	(950)	—	(950)	—
Equity-Based Compensation	—	—	—	—	21,952	—	—	21,952	11,304
Forfeiture Liability for Equity Awards	—	—	—	—	94	—	—	94	—
Net Share Settlement	—	—	—	—	(3,368)	—	—	(3,368)	—
Deliveries of Vested Shares of Class A Common Stock	515,953	—	5	—	(5)	—	—	—	—
Issuance of Shares of Class B Common Stock	—	5	—	—	(1,283)	—	—	(1,283)	1,283
Cash-Settled Exchanges of Partnership Units	—	(14)	—	—	167	—	—	167	(13,050)
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	(26,702)	(44,721)	—	(71,423)	71,423
Balance at March 31, 2017	18,519,225	262	$185	$—	$—	$(62,284)	$62	$(62,037)	$494,563

(continued)

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Interests	Total
Balance at December 31, 2017	18,599,454	221	(60,333)	$186	$—	$30,674	$(185,991)	$155	$(2,302)	$579,732	$422,454
Adoption of Accounting Standard	—	—	—	—	—	—	(6,696)	—	—	—	(6,696)
Net Income	—	—	—	—	—	—	5,236	—	—	1,493	6,729
Currency Translation Adjustment	—	—	—	—	—	—	—	404	—	365	769
Dividends	—	—	—	—	—	—	(967)	—	—	—	(967)
Equity-Based Compensation	—	—	—	—	—	25,666	—	—	—	11,396	37,062
Forfeiture Liability for Equity Awards	—	—	—	—	—	91	—	—	—	—	91
Net Share Settlement	—	—	—	—	—	(19,468)	—	—	—	—	(19,468)
Deliveries of Vested Shares of Class A Common Stock	1,135,047	—	—	11	—	(11)	—	—	—	—	—
Issuance of Shares of Class B Common Stock	—	5	—	—	—	(2,432)	—	—	—	2,432	—
Cash-Settled Exchanges of Partnership Units	—	(11)	—	—	—	228	—	—	—	(24,306)	(24,078)
Treasury Stock Purchases	—	—	(81,810)	—	—	—	—	—	(3,890)	—	(3,890)
Balance at March 31, 2018	19,734,501	215	(142,143)	$197	$—	$34,748	$(188,418)	$559	$(6,192)	$571,112	$412,006

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net Income	$6,729	$2,959
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity-Based Compensation Expense	37,062	33,256
Depreciation and Amortization Expense	2,007	2,092
Bad Debt Expense	—	199
Foreign Currency Transaction Loss (Gain)	196	(599)
Deferred Taxes	(602)	(1,239)
Other	(2,426)	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(33,454)	28,336
Taxes Receivable	(3,489)	(2,552)
Other Assets	(8,123)	1,949
Accrued Compensation and Benefits	(58,431)	(101,042)
Accounts Payable, Accrued Expenses and Other Liabilities	6,828	(245)
Deferred Rent Liability	188	(222)
Taxes Payable	(635)	759
Deferred Revenue	1,186	635
Net Cash Used in Operating Activities	(52,964)	(35,714)
Investing Activities
Purchases of Investments	(20,862)	(25,000)
Maturities of Investments	35,185	—
Purchases of Furniture, Equipment and Leasehold Improvements	(3,139)	(346)
Net Cash Provided by (Used in) Investing Activities	11,184	(25,346)
Financing Activities
Dividends	(967)	(950)
Employee Taxes Paid for Shares Withheld	(19,468)	(3,368)
Cash-Settled Exchanges of Partnership Units	(24,306)	(13,050)
Treasury Stock Purchases	(3,890)	—
Payments Pursuant to Tax Receivable Agreement	(10)	—
Principal Payments on Capital Lease Obligations	(25)	(23)
Net Cash Used in Financing Activities	(48,666)	(17,391)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,167	(515)
Net Decrease in Cash and Cash Equivalents	(89,279)	(78,966)
Cash and Cash Equivalents, Beginning of Period	145,619	152,431
Cash and Cash Equivalents, End of Period	$56,340	$73,465
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$604	$2,160
Non-Cash Receipt of Shares	$2,254	$—

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2018, the non-controlling interest was 40.7%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Intercompany transactions have been eliminated for all periods presented.

For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The Company adopted the guidance using the modified retrospective approach as of January 1, 2018 applied to those contracts that were not completed as of January 1, 2018. The Company recognized

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

the cumulative effect of initially applying the new revenue guidance as an adjustment to the opening balance of Accumulated Deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. On an ongoing basis, the effect of the change in timing of revenue and expense recognition could be material to any given reporting period.

The impact of the changes to the Company’s Condensed Consolidated Statement of Financial Condition for the adoption of the new revenue guidance was as follows:

	December 31, 2017	Adjustments	January 1, 2018
Assets
Accounts Receivable, Net	$190,389	$(5,681)	$184,708
Liabilities
Deferred Revenue	382	1,015	1,397
Equity (Deficit)
Accumulated Deficit	(185,991)	(6,696)	(192,687)

In accordance with the new revenue guidance requirements, the disclosure of the impact of adoption on the Condensed Consolidated Statement of Financial Condition and Statement of Operations is as follows as of and for the three months ended March 31, 2018:

	As Reported	Without Adoption of Revenue Standard	Effect of Change
Statement of Operations
Revenues
Advisory Fees	$103,463	$104,976	$(1,513)
Interest Income and Other	4,459	2,191	2,268
Expenses
Occupancy and Related	6,803	6,765	38
Travel and Related	5,470	3,571	1,899
Professional Fees	5,199	4,561	638
Communications and Information Services	3,480	3,412	68
Other Expenses	4,832	4,783	49
Income Before Benefit for Taxes	2,619	4,556	(1,937)
Benefit for Taxes	(4,110)	(3,595)	(515)
Net Income	6,729	8,151	(1,422)
Statement of Financial Condition
Accounts Receivable, Net	219,066	224,802	(5,736)
Taxes Receivable	12,155	11,640	515
Deferred Revenue	2,590	415	2,175
Total Equity	412,006	420,124	(8,118)

The change between the balances as reported under new and previous accounting guidance is primarily related to the accounting for reimbursable expenses, which were previously reported net and are now reported on a gross basis in both revenues and expenses on the statement of operations. Additionally, under the new revenue guidance, the Company has applied a measure of progress to certain fees that are recognized over time but were previously earned in full at the time of the revenue event.

In February 2016, the FASB issued new guidance regarding leases. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Entities are also required to provide enhanced disclosure about leasing arrangements. The amendments retain lease classifications,

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

distinguishing finance leases from operating leases, using criteria that are substantially similar for distinguishing capital leases from operating leases in previous guidance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption requires a modified retrospective approach. Based on the Company’s initial evaluation, adoption on January 1, 2019 will result in the present value of the Company’s lease commitments that have a term in excess of one year being recorded on the Company’s Consolidated Statements of Financial Condition as a right-of-use asset with a corresponding liability. The Company’s lease commitments, as discussed in Note 12. “Commitments and Contingencies—Commitments, Leases,” primarily relate to office space. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

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

In November 2016, the FASB issued guidance that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. Adoption requires a retrospective approach. The Company adopted this guidance on January 1, 2018 with no impact on its Condensed Consolidated Statements of Cash Flows.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance becomes effective for the Company in the first quarter of 2019 and is applied prospectively. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

In May 2017, the FASB issued updated guidance on modifications to share-based payment awards. The updated guidance requires entities to account for the effects of a modification to a share-based payment award unless the following are all the same immediately before and after the modification: (a) the fair value of the award, (b) the vesting conditions of the award, and (c) the classification of the award as an equity instrument or a liability instrument. The guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The guidance is to be applied on a prospective basis. The Company adopted this guidance on January 1, 2018 with no impact on its consolidated financial statements.

In February 2018, the FASB issued guidance, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Legislation”). The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the new guidance, but does not expect the impact to be material on its condensed consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

3.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table reconciles revenues earned from contracts with customers to Total Revenues on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2018:

Advisory Fees	$103,463
Placement Fees	26,120
Interest Income from Placement Fees	1,405
Expense Reimbursement Included in Interest Income and Other	2,268
Revenues from Contracts with Customers	133,256
Sublease Income and Other	786
Total Revenues	$134,042

The services provided under contracts with customers include advisory and placement services, which are recorded as Advisory Fees and Placement Fees, respectively, on the Condensed Consolidated Statements of Operations. Additionally, the Company is typically reimbursed for certain professional fees and other expenses incurred that are necessary in order to provide services to the customer. These fees are charged to the relevant expense caption in the Condensed Consolidated Statements of Operations when incurred and recognized as revenue and recorded in accounts receivable when these amounts are invoiced to the customer. Such revenue amounts are recorded in Interest Income and Other on the Condensed Consolidated Statements of Operations.

At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or a bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

Advisory Fees

Strategic advisory services include a broad range of financial advisory and restructuring services, which includes providing financial advice regarding acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance, distressed sales, recapitalizations and restructurings, including raising various forms of financing, and portfolio liquidity solutions related to unfunded commitment relief and investments in secondary markets.

With respect to contracts for which Advisory Fees are recognized, the Company’s primary performance obligation is to stand ready to perform a broad range of services the client may need over the course of the engagement. For such engagements, the customer obtains a benefit from the assurance that the Company is available to it, when-and-if needed or desired. Fees related to these stand-ready performance obligations are recognized over time using a time-based measure of progress.

The Company may also be engaged to provide a fairness opinion to the client or the client may request that the Company arrange interim financing. The Company determines that the delivery of either of these items represents a separate performance obligation that is satisfied at a point in time when the opinion or interim financing is delivered to the client as the customer is able to direct the use of, and obtain substantially all of the benefits from the service at that point.

Advisory Fees are predominantly considered variable as they are susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified event. The types of fees may vary in each engagement, but payments for Advisory Fees are generally due promptly upon completion of a specified event or, for retainer fees, periodically over the course of the engagement. The Company recognizes a receivable between the date of completion of the event and payment by the customer.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Placement Fees

The Company’s fund placement services are provided within Park Hill Group and primarily serve private equity, real estate and hedge funds. Park Hill advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. The Company also provides private placement fundraising services to corporate clients and earns placement fees based on successful completion of the transaction.

With respect to placement engagements, the Company has determined that the provision of overall capital advisory services in contemplation of a potential fund placement or capital raise is satisfied over time. Fees related to this performance obligation are recognized over time using a time-based method as the customer simultaneously receives and consumes the benefits of the capital advisory services as they are provided.

Placement Fees are predominantly considered variable as they are susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of a specified event. Placement Fees are typically payable upon completion of a fund closing or may be paid in installments over three or four years with interest being charged to the outstanding balance. With respect to such fees paid over time, the Company has determined there is not a significant financing component related to such contracts. Placement fees earned for services to corporate clients are typically payable upon completion. The Company recognizes a receivable between the date of completion of the event and payment by the customer.

Determining the Timing of Satisfaction of Performance Obligations

For performance obligations that are satisfied over time, determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. The Company has determined that the methods described above provide a faithful depiction of the transfer of services to the customer.

For performance obligations that are satisfied at a point in time, the Company has determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the output of the service at the time it is provided to the client. Additionally, the Company considers control to have transferred at that point because the Company has a present right to payment, the Company has transferred the output of the service and the customer has significant risks and rewards of ownership.

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of March 31, 2018, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $5.1 million, and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

During the three months ended March 31, 2018, the Company recognized revenue of $6.2 million related to performance obligations that were satisfied in prior periods, mainly due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services.

Contract Balances

The timing of revenue recognition may differ from the timing of payment. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. The beginning and ending balances of Accounts Receivable, Net are included in the Condensed Consolidated Statements of Financial Condition. There were no significant impairments related to these receivables during the three months ended March 31, 2018.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company may receive non-refundable up-front fees in its contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided. Additionally, the Company may receive payment of certain announcement, retainer or milestone fees before the performance obligation has been fully satisfied. Such fees give rise to a contract liability and are recorded as Deferred Revenue in the Condensed Consolidated Statements of Financial Condition. The beginning and ending balances of Deferred Revenue are included in the Condensed Consolidated Statements of Financial Condition. For the three months ended March 31, 2018, $1.0 million of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of March 31, 2018 and December 31, 2017, the Company recorded $1.5 million and $1.2 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

The Company does not establish a provision for refunds or similar obligations. Additionally, the Company is the principal in the satisfaction of performance obligations.

To obtain a contract with a customer, the Company may incur costs such as advertising, marketing costs, bid and proposal costs and legal fees. The Company has determined that these costs would have been incurred regardless of whether the contract with the customer was obtained. Additionally, the Company does not expect to recover any of these costs from the customer; therefore, the costs of obtaining contracts with customers are expensed as incurred.

The compensation of employees assigned to provide services to customers are direct costs of fulfilling the contract. In addition, out-of-pocket expenses may be incurred as part of fulfilling the promised services under the contract. As these costs are related to performance obligations that are satisfied over time, the costs do not meet the criteria for capitalization.

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable are long-term receivables of $72.1 million and $77.7 million as of March 31, 2018 and December 31, 2017, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Long-term receivables that were more than 90 days past due were $3.2 million and $2.5 million as of March 31, 2018 and December 31, 2017, respectively.

There was no allowance for doubtful accounts with respect to long-term receivables as of March 31, 2018 or December 31, 2017.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2018	2017
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Trade Name	5,700	5,700
Total Intangible Assets	32,176	32,176
Accumulated Amortization	(20,465)	(19,881)
Intangible Assets, Net (a)	$11,711	$12,295

(a)	Excludes fully amortized intangible assets.

Amortization expense was $0.6 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

Amortization of intangible assets held at March 31, 2018 is expected to be $2.3 million for each of the years ending December 31, 2018, 2019, 2020 and 2021; and $1.4 million for the year ending December 31, 2022.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31,	December 31,
	2018	2017
Office Equipment	$1,769	$1,758
Leasehold Improvements	36,138	33,713
Furniture and Fixtures	12,845	11,886
Total Furniture, Equipment and Leasehold Improvements	50,752	47,357
Accumulated Depreciation	(15,065)	(13,568)
Furniture, Equipment and Leasehold Improvements, Net	$35,687	$33,789

Depreciation expense was $1.4 million for the three months ended March 31, 2018 and 2017.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	March 31, 2018
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$22,866	$—	$22,866
Common Stock	2,534	—	—	2,534
Total Investments	$2,534	$22,866	$—	$25,400

	December 31, 2017
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$37,121	$—	$37,121

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments in common stock are measured based on quoted closing exchange prices and are categorized within Level I of the fair value hierarchy. To the extent these securities are actively traded, valuation adjustments are not applied.

During the three months ended March 31, 2018 and 2017, there were no transfers from Level I to Level II related to U.S. Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the three months ended March 31, 2018 and 2017.

8.	INCOME TAXES

The Company’s effective tax rate was -156.9% and -41.7% for the three months ended March 31, 2018 and 2017, respectively. The Company’s income tax benefit was $4.1 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2018 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The decrease in tax rate for the three months ended March 31, 2018 from the three months ended March 31, 2017 was primarily due to the decrease in U.S. corporate income tax rate related to the passage of the Tax Legislation in December 2017 as well as an increased tax benefit related to the deliveries of vested shares during the three months ended March 31, 2018 at values in excess of their amortized cost.

As of March 31, 2018, the Company continues to evaluate it provisional estimate as it relates to (a) the measurement of deferred tax assets and liabilities subject to the income tax rate change from 35% to 21%, including the state tax impact on these items; (b) potential changes in interpretations of the Tax Legislation; and (c) changes in interpretation of accounting standards for income taxes. As the Company finalizes the analysis of the impact of the Tax Legislation, additional adjustments may be recorded during the measurement period, which could be material.

As of March 31, 2018, the Company had no unrecognized tax benefits.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net Income Attributable to PJT Partners Inc.	$5,236	$1,333
Less:
Dividends on Participating Securities	9	24
Net Income Attributable to Participating Securities	33	12
Net Income Attributable to Shares of Class A Common Stock — Basic	5,194	1,297
Incremental Net Income from Dilutive Securities (a)	549	—
Net Income Attributable to Shares of Class A Common Stock — Diluted	$5,743	$1,297
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	19,356,876	18,479,025
Weighted-Average Number of Incremental Shares from Unvested RSUs (a)	4,530,446	—
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	23,887,322	18,479,025
Net Income Per Share of Class A Common Stock
Basic	$0.27	$0.07
Diluted	$0.24	$0.07

(a)	These securities were determined to be anti-dilutive for the three months ended March 31, 2017 and therefore were excluded from the calculation of net income per share of Class A common stock.

Common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 33,877,479 for the three months ended March 31, 2018, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended March 31, 2018 and 2017, such exchange is not reflected in diluted net income per share as the assumed exchange is not dilutive.

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2018 and 2017 that have been excluded from the calculation of net income per share of Class A common stock:

	Three Months Ended March 31,
	2018	2017
Weighted-Average Unvested RSUs	(a)	3,260,169
Weighted-Average Participating RSUs	150,790	575,275
Weighted-Average Partnership Units	14,520,603	15,507,475

(a)	These securities were determined to be dilutive for the three months ended March 31, 2018.

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

During the three months ended March 31, 2018, the Company repurchased 81,810 shares of Class A common stock at an average price of $47.52, or $3.9 million in aggregate, pursuant to this share repurchase program. As of March 31, 2018, the available amount remaining for repurchases under this program was $93.8 million.

10.	EQUITY-BASED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 10. “Equity-Based Compensation” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table represents equity-based compensation expense and related income tax benefit for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Equity-Based Compensation Expense	$37,062	$33,256
Income Tax Benefit	$3,239	$4,670

Restricted Stock Units

Pursuant to the PJT Partners Inc. 2015 Omnibus Incentive Plan and in connection with the spin-off, annual compensation process and ongoing hiring process, the Company has issued RSUs, which generally vest over a service life of three to five years. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of March 31, 2018 and of changes during the period January 1, 2018 through March 31, 2018 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2017	6,455,734	$25.00	244,000	$31.76
Granted	1,989,094	47.65	—	—
Vested	(4,375,025)	22.41	—	—
Forfeited	(226)	47.63	—	—
Dividends Reinvested on RSUs	3,467	41.56	—	—
Balance, March 31, 2018	4,073,044	$38.86	244,000	$31.76

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of March 31, 2018, there was $116.9 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Partnership Units

In connection with the spin-off, certain individuals were issued Partnership Units that, subject to certain terms and conditions, are redeemable at the option of the holder for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of three to five years.

A summary of the status of the Company’s unvested Partnership Units as of March 31, 2018 and of changes during the period January 1, 2018 through March 31, 2018 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2017	4,698,423	$21.54
Granted	51,773	47.30
Vested	(72,523)	24.72
Balance, March 31, 2018	4,677,673	$21.78

As of March 31, 2018, there was $50.8 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.2 years.

Equity-Based Awards with Both Service and Market Conditions

In connection with the spin-off, the Company also granted equity-based awards containing both service and market conditions. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such equity-based awards is five years with 20% vesting in the third year, 30% in the fourth year and 50% in the fifth year. The market condition requirement will be satisfied upon the publicly traded shares of Class A common stock achieving certain volume-weighted average share price targets over any consecutive 30-day trading period following the consummation of the spin-off, pro ratably at $48, $55, $63, $71 and $79 per share of Class A common stock. During the three months ended March 31, 2018, the $48 share price target was achieved.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of March 31, 2018 and of changes during the period January 1, 2018 through March 31, 2018 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2017	6,262,957	$5.72
Vested	(250,511)	5.72
Balance, March 31, 2018	6,012,446	$5.72

As of March 31, 2018, there was $11.7 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2018, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	10,464,940	1.3
Restricted Stock Units	4,063,596	1.6
Total Equity-Based Awards	14,528,536	1.4

11.	TRANSACTIONS WITH RELATED PARTIES

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

Further information regarding the exchange agreement is described in Note 12. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Certain Partnership Unitholders exchanged 533,799 and 361,588 Partnership Units for the three months ended March 31, 2018 and 2017, respectively, for cash in the amounts of $24.3 million and $13.0 million, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the first quarter of 2018, the Company was presented with 128,347 Partnership Units to be exchanged. The Company expects to settle the exchange of these Partnership Units on May 9, 2018 for cash. The price per Partnership Unit to be paid by the Company will be equal to the volume-weighted average price of a share of the Company’s Class A common stock on May 4, 2018.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2018 and December 31, 2017, the Company had amounts due of $4.1 million and $2.9 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Aircraft Lease

On occasion, certain of the Company’s executive officers, employees and their families may make use of aircraft in which the Company owns a fractional interest (the “Aircraft”). Any such personal use of the Aircraft is charged to the executive officer or employee based on market rates and usage. The amount is not material to the condensed consolidated financial statements.

12.	COMMITMENTS AND CONTINGENCIES

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of March 31, 2018 and December 31, 2017, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense was $6.2 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively. Rent expense is included in Occupancy and Related in the Condensed Consolidated Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

As of March 31, 2018 and December 31, 2017, the Company maintained an irrevocable standby letter of credit for certain operating leases of $5.2 million and $5.0 million, respectively.

Capital lease obligations recorded are payable through 2021 at a weighted-average interest rate of 2.3%. The net book value of all assets recorded under capital leases aggregated $0.3 million as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2018	$81	$18,103
2019	108	24,250
2020	81	23,152
2021	4	22,704
2022	—	22,592
Thereafter	—	93,009
Total Minimum Lease Payments	274	203,810
Less: Amount Representing Interest	8
Capital Lease Obligation	$266
Less: Sublease Proceeds		17,432
Net Minimum Lease Payments		$186,378

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

As previously disclosed, with respect to actual and potential additional claims related to funds fraudulent obtained by Andrew Caspersen, the Company believes that any such claims are without merit and the Company will vigorously defend any such matters.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $10.5 million and $9.7 million as of March 31, 2018 and December 31, 2017, respectively.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.3 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of March 31, 2018 and December 31, 2017, the Company had accrued $3.9 million and $3.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

14.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $18.3 million and $96.6 million as of March 31, 2018 and December 31, 2017, respectively, which exceeded the minimum net capital requirement by $17.8 million and $96.4 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $8.8 million and $15.9 million as of March 31, 2018 and December 31, 2017, respectively, which exceeded the minimum net capital requirement by $8.5 million and $15.7 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of March 31, 2018 and December 31, 2017, both of these entities were in compliance with local capital adequacy requirements.

15.	BUSINESS INFORMATION

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

	Three Months Ended March 31,
	2018	2017
Revenues
Domestic	$111,595	$105,421
International	22,447	15,548
Total	$134,042	$120,969

	March 31,	December 31,
	2018	2017
Assets
Domestic	$443,267	$494,718
International	58,320	64,247
Total	$501,587	$558,965

The Company is not subject to any material concentrations with respect to its revenues for the three months ended March 31, 2018 or credit risk with respect to its accounts receivable as of March 31, 2018 and December 31, 2017. The Company had one client that represented 10.3% of total revenues for the three months ended March 31, 2017.

16.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on June 20, 2018 to Class A common stockholders of record on June 6, 2018.

The Company did not identify any other subsequent events besides the exchange of Partnership Units described in Note 11. “Transactions with Related Parties—Exchange Agreement.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners’ Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A announced volumes during the first quarter of 2018 were up 60% versus the comparable prior period in 2017, the strongest first quarter since records began in 1980.1 We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Global restructuring closings during the first quarter of 2018 slowed relative to 2017, primarily due to the decrease in energy-related restructurings. Default rates remain at historic lows and access to the capital markets remains strong. However, there continues to be demand for domestic and international restructuring services across several industries, including retail; healthcare; power; and technology, media and telecommunications.

As investors seek to enhance returns, diversification and portfolio yield, alternative assets continue to be in demand by institutional investors on a global basis. Within certain asset classes, we are seeing increased interest in narrow and niche strategies as well as customized solutions such as joint ventures, separate accounts and direct investment opportunities.

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for First Quarter 2018, based on figures extracted from Thomson Reuters databases as of March 29, 2018.

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

Advisory Fees – Our strategic advisory services include a broad range of financial advisory and transaction execution services relating to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory and distressed sales. Our restructuring and special situations services include providing advice to corporations and creditors in recapitalizations and restructurings around the world, with particular expertise in large, complex and high-profile deals. In conjunction with providing such restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services provided by Park Hill Group include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Advisory Fees typically consist of retainer and transaction-based fee arrangements. The amount and timing of the fees paid vary by the type of engagement. The majority of our Advisory Fees recognized are dependent on the successful completion of a transaction.

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

Fund placement fees earned for services provided to alternative asset managers are typically recognized upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized over time as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically the London Interbank Offered Rate (“LIBOR”) plus a market-based margin). For funds with multiple closings, the constraint on variable consideration is lifted upon each closing. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized monthly as the constraint over variable consideration is lifted.

We may receive non-refundable up-front fees in our contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, U.S. Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable in the Condensed Consolidated Statements of Financial Condition.

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, bonuses, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to employees and partners. Changes in this expense are driven by fluctuations in the number of employees, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus and equity plans can also have a significant impact on this expense category and may vary from year to year.

We maintain compensation programs, including salaries, annual incentive compensation (that may include components of cash, restricted cash and/or equity-based awards) and benefits programs. We manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel and it reflects the impact of newly-hired senior professionals, including related grants of equity awards that are generally valued at their grant date fair value.

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
•

Other Expenses – consisting primarily of bad debt, regulatory fees, insurance, fees paid for access to external market data, advertising, other general operating expenses and transaction-related payable to The Blackstone Group L.P. (“Blackstone”).

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

The Tax Cuts and Jobs Act (the “Tax Legislation”) was signed into law on December 22, 2017, which lowered the U.S. corporate income tax rate to 21% as of January 1, 2018. The impact of the Tax Legislation may differ from the estimated amounts recorded, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.

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

Prior to October 1, 2017, the ownership interests of holders of Partnership Units (other than PJT Partners Inc.) were considered redeemable non-controlling interests. Redeemable Non-Controlling Interests were presented separately from Equity in the Condensed Consolidated Statements of Financial Condition and the portion of net income (loss) attributable to the redeemable non-controlling interests was presented separately in the Condensed Consolidated Statements of Operations.

On October 1, 2017, certain of the restrictive covenants entered into in connection with the spin-off expired. Previously, the ability to settle exchanges of Partnership Units in shares of the Company’s Class A common stock was not entirely within the Company’s control. Consequently, the value of these interests has been reclassified from Redeemable Non-Controlling Interests to Non-Controlling Interests at their redemption value as of October 1, 2017. The portion of net income (loss) attributable to the non-controlling interests is presented separately in the Condensed Consolidated Statements of Operations.

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$103,463	$99,339	4%
Placement Fees	26,120	19,502	34%
Interest Income and Other	4,459	2,128	110%
Total Revenues	134,042	120,969	11%
Expenses
Compensation and Benefits	103,632	95,676	8%
Occupancy and Related	6,803	6,206	10%
Travel and Related	5,470	2,883	90%
Professional Fees	5,199	4,189	24%
Communications and Information Services	3,480	2,413	44%
Depreciation and Amortization	2,007	2,092	(4)%
Other Expenses	4,832	5,422	(11)%
Total Expenses	131,423	118,881	11%
Income Before Benefit for Taxes	2,619	2,088	25%
Benefit for Taxes	(4,110)	(871)	N/M
Net Income	6,729	2,959	127%
Net Income Attributable to Non-Controlling Interests	1,493	1,626	(8)%
Net Income Attributable to PJT Partners Inc.	$5,236	$1,333	293%

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Advisory Fees
Number of Clients	80	67
Number of Fee-Paying Clients with $1 Million or More	27	24
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	—	2
Percentage of Such Clients’ Fees of Total Advisory Fees	—	22.6%

Placement Fees
Number of Clients	52	46
Number of Fee-Paying Clients with $1 Million or More	7	7
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	1	1
Percentage of Such Clients’ Fees of Total Placement Fees	19.5%	15.9%

Total Revenues were $134.0 million for the three months ended March 31, 2018, an increase of $13.1 million compared with $121.0 million for the three months ended March 31, 2017. Advisory Fees were $103.5 million for the three months ended March 31, 2018, an increase of $4.1 million compared with $99.3 million for the three months ended March 31, 2017. The increase in Advisory Fees was driven by increased revenues in both our strategic advisory and secondary advisory businesses, which more than offset a decrease in restructuring activity. Placement Fees were $26.1 million for the three months ended March 31, 2018, an increase of $6.6 million compared with $19.5 million for the three months ended March 31, 2017. The increase in Placement Fees was primarily driven by an increase in private equity fund placements during the three months ended March 31, 2018. Interest Income and Other was $4.5 million for the three months ended March 31, 2018, an increase of $2.3 million compared with $2.1 million for the three months ended March 31, 2017. The increase in Interest Income and Other was primarily driven by $2.3 million of reimbursable expenses that are now presented on a gross basis due to the adoption of new revenue guidance.

Expenses

Expenses were $131.4 million for the three months ended March 31, 2018, an increase of $12.5 million compared with $118.9 million for the three months ended March 31, 2017. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Travel and Related, Communications and Information Services and Professional Fees of $8.0 million, $2.6 million, $1.1 million and $1.0 million, respectively. The increase in Compensation and Benefits was primarily due to higher revenues and increased headcount. The increases in Travel and Related and Professional Services were primarily related to the adoption of new revenue guidance on January 1, 2018. Travel and Related also increased due to increased headcount and business activity. The increase in Communications and Information Services was primarily driven by first quarter investments in our technology and data management infrastructure.

Benefit for Taxes

The Company’s Benefit for Taxes for the three months ended March 31, 2018 was $4.1 million, which represents an effective tax rate of -156.9% on pretax income of $2.6 million. The Company’s Benefit for Taxes for the three months ended March 31, 2017 was $0.9 million, which represents an effective tax rate of -41.7% on pretax income of $2.1 million.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2018 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City UBT and to certain compensation charges that are not deductible for income tax purposes.

The decrease in tax rate for the three months ended March 31, 2018 from the three months ended March 31, 2017 was primarily due to the decrease in U.S. corporate income tax rate related to the passage of the Tax Legislation in December 2017 as well as an increased tax benefit related to the deliveries of vested shares during the three months ended March 31, 2018 at values in excess of their amortized cost.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is derived from the Income Before Provision (Benefit) for Taxes and the percentage allocation of the net income (loss) between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss). As of October 1, 2017, the Redeemable Non-Controlling Interests were reclassified to Non-Controlling Interests.

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, investments, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets have historically been comprised of cash and cash equivalents, investments and receivables arising from strategic advisory and placement engagements. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses and taxes payable. We expect to pay a significant amount of incentive compensation late each year or during the beginning of the next calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

We have entered into a credit facility with First Republic Bank to provide a $60.0 million revolving credit facility, with the ability to increase the credit facility up to $80.0 million during the period beginning December 1 each year through March 1 the following year, so long as no event of default has occurred and is continuing or would be caused by exercising such option. The revolving credit facility is further described in Note 12. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

On October 30, 2017, PJT Partners Holdings LP entered into a Renewal Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, amending the terms of the Company’s revolving credit facility under the Loan Agreement. The Renewal Agreement provides for an extension of the maturity of the revolving credit facility to October 1, 2019.

As of March 31, 2018 and December 31, 2017, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

We evaluate our cash needs on a regular basis in light of current market conditions. As of March 31, 2018 and December 31, 2017, we had cash, cash equivalents and investments of $81.7 million and $182.7 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of March 31, 2018 and December 31, 2017, total accounts receivable were $219.1 million and $190.4 million, respectively, net of allowance for doubtful accounts of $1.9 million. Included in Accounts Receivable are long-term receivables of $72.1 million and $77.7 million as of March 31, 2018 and December 31, 2017, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 14. “Regulated Entities” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, restructuring and special situations and private fund advisory and placement services businesses. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

During the three months ended March 31, 2018, we repurchased 81,810 shares of Class A common stock at an average price of $47.52, or $3.9 million in aggregate, pursuant to this share repurchase program. As of March 31, 2018, the available amount remaining for repurchases under this program was $93.8 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2018:

	April 1, 2018 to
Contractual Obligations	December 31, 2018	2019–2020	2021–2022	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$15,339	$40,066	$41,371	$89,602	$186,378
Capital Leases (including interest)	81	189	4	—	274
Purchase Obligations	2,267	6,012	1,428	—	9,707
Tax Benefit Liability (b)	3,146	775	—	—	3,921
Amount Due Pursuant to Tax Receivable Agreement (c)	206	559	570	2,806	4,141
Contractual Obligations	$21,039	$47,601	$43,373	$92,408	$204,421

(a)

We lease our office space under agreements that expire at various dates through 2030. Further disclosure regarding rent is presented in Note 12. “Commitments and Contingencies—Commitments, Leases” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. In connection with these lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in the Condensed Consolidated Statements of Financial Condition. The amounts presented are net of contractual sublease commitments.

(b)

Pursuant to the Employee Matters Agreement, we have agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. Further disclosure regarding this liability is presented in Note 12. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Employee Matters Agreement” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

(c)

As of March 31, 2018, the Company had an amount due of $4.1 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Commitments and Contingencies

Litigation

As previously disclosed, with respect to actual and potential additional claims related to funds fraudulently obtained by Andrew Caspersen, we believe that the total potential amount of any such claims to be less than $30 million, any such claims are without merit and we will vigorously defend any such actions.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed as of March 31, 2018 was $10.5 million.

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

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Other

See Notes 8, 10, 12 and 13 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity compensation plans, commitments and employee benefit plans, respectively.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2017. A discussion of critical accounting policies is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. The Company has updated its significant accounting policies with respect to the adoption of new revenue guidance as of January 1, 2018 and included this information in Note 3. “Revenues from Contracts with Customers” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. Additionally, the Company’s considers this to be a change in critical accounting policies with respect to the Company’s revenue recognition policies.

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

Quantitative and qualitative disclosures about market risk can be found in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the First Quarter of 2018

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
January 1 to January 31	—	$—	—	$97.7 million
February 1 to February 28	35,258	47.31	35,258	96.0 million
March 1 to March 31	46,552	47.69	46,552	93.8 million
Total	81,810	$47.52	81,810	$93.8 million

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

Unregistered Sales

In connection with the issuances during the first quarter of 2018 of LTIP Units in PJT Partners Holdings LP to employees of the Company, PJT Partners Inc. issued five corresponding shares of its Class B common stock, par value $0.01 per share, to these employees. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the first quarter of 2018 and plans to regularly pay quarterly dividends.

Refer to “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further disclosure of the Company’s dividend policy.

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

10.1	Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of January 1, 2018.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 4, 2018

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)