Form 10-Q
period 2018-06-30
PJT Partners Inc.
filed 2018-08-03
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 30, 2018, there were 20,536,031 shares of Class A common stock, par value $0.01 per share, and 213 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2018	2017
Assets
Cash and Cash Equivalents	$95,534	$145,619
Investments	25,363	37,121
Accounts Receivable (net of allowance for doubtful accounts of $1,934 at June 30, 2018 and December 31, 2017)	211,808	190,389
Intangible Assets, Net	11,128	12,295
Goodwill	72,286	72,286
Furniture, Equipment and Leasehold Improvements, Net	36,732	33,789
Deferred Tax Asset, Net	50,030	44,002
Taxes Receivable	10,579	8,666
Other Assets	20,284	14,798
Total Assets	$533,744	$558,965
Liabilities and Equity (Deficit)
Accrued Compensation and Benefits	$68,304	$96,944
Accounts Payable, Accrued Expenses and Other Liabilities	20,082	16,873
Deferred Rent Liability	16,974	17,042
Amount Due Pursuant to Tax Receivable Agreement	4,896	2,857
Taxes Payable	2,091	2,413
Deferred Revenue	3,521	382
Total Liabilities	115,868	136,511
Commitments and Contingencies
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 21,261,616 and 18,599,454 issued at June 30, 2018 and December 31, 2017, respectively; 20,722,489 and 18,539,121 outstanding at June 30, 2018 and December 31, 2017, respectively)	213	186
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 213 issued and outstanding at June 30, 2018; 221 issued and outstanding at December 31, 2017)	—	—
Additional Paid-In Capital	48,487	30,674
Accumulated Deficit	(182,588)	(185,991)
Accumulated Other Comprehensive Income (Loss)	(73)	155
Treasury Stock at Cost (539,127 and 60,333 shares at June 30, 2018 and December 31, 2017, respectively)	(28,029)	(2,302)
Total PJT Partners Inc. Equity (Deficit)	(161,990)	(157,278)
Non-Controlling Interests	579,866	579,732
Total Equity	417,876	422,454
Total Liabilities and Equity	$533,744	$558,965

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Advisory Fees	$98,294	$73,349	$201,757	$172,688
Placement Fees	28,132	33,503	54,252	53,005
Interest Income and Other	4,244	2,458	8,703	4,586
Total Revenues	130,670	109,310	264,712	230,279
Expenses
Compensation and Benefits	94,273	87,564	197,905	183,240
Occupancy and Related	6,573	6,659	13,376	12,865
Travel and Related	5,987	3,073	11,457	5,956
Professional Fees	4,019	4,803	9,218	8,992
Communications and Information Services	3,260	2,854	6,740	5,267
Depreciation and Amortization	2,092	2,022	4,099	4,114
Other Expenses	4,328	4,418	9,160	9,840
Total Expenses	120,532	111,393	251,955	230,274
Income (Loss) Before Benefit for Taxes	10,138	(2,083)	12,757	5
Benefit for Taxes	(882)	(1,518)	(4,992)	(2,389)
Net Income (Loss)	11,020	(565)	17,749	2,394
Net Income (Loss) Attributable to Non-Controlling Interests	4,075	(780)	5,568	846
Net Income Attributable to PJT Partners Inc.	$6,945	$215	$12,181	$1,548
Net Income Per Share of Class A Common Stock
Basic	$0.30	$0.01	$0.57	$0.08
Diluted	$0.30	$0.01	$0.55	$0.08
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	22,641,562	18,825,696	20,987,863	18,654,187
Diluted	24,185,020	18,825,696	22,689,344	18,654,187
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)	$11,020	$(565)	$17,749	$2,394
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(1,231)	60	(462)	62
Comprehensive Income (Loss)	9,789	(505)	17,287	2,456
Less:
Comprehensive Income (Loss) Attributable to Non-Controlling Interests	3,476	(744)	5,334	883
Comprehensive Income Attributable to PJT Partners Inc.	$6,313	$239	$11,953	$1,573

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

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2017	18,599,454	221	(60,333)	$186	$—	$30,674	$(185,991)	$155	$(2,302)	$579,732	$422,454
Adoption of Accounting Standard	—	—	—	—	—	—	(6,696)	—	—	—	(6,696)
Net Income	—	—	—	—	—	—	12,181	—	—	5,568	17,749
Currency Translation Adjustment	—	—	—	—	—	—	—	(228)	—	(234)	(462)
Dividends	—	—	—	—	—	—	(2,082)	—	—	—	(2,082)
Tax Distributions	—	—	—	—	—	—	—	—	—	(15)	(15)
Equity-Based Compensation	—	—	—	—	—	41,440	—	—	—	22,714	64,154
Forfeiture Liability for Equity Awards	—	—	—	—	—	109	—	—	—	—	109
Net Share Settlement	—	—	—	—	—	(21,052)	—	—	—	—	(21,052)
Deliveries of Vested Shares of Class A Common Stock	2,662,162	—	—	27	—	(27)	—	—	—	—	—
Issuance of Shares of Class B Common Stock	—	6	—	—	—	(3,019)	—	—	—	3,019	—
Cash-Settled Exchanges of Partnership Units	—	(14)	—	—	—	362	—	—	—	(30,918)	(30,556)
Treasury Stock Purchases	—	—	(478,794)	—	—	—	—	—	(25,727)	—	(25,727)
Balance at June 30, 2018	21,261,616	213	(539,127)	$213	$—	$48,487	$(182,588)	$(73)	$(28,029)	$579,866	$417,876

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net Income	$17,749	$2,394
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity-Based Compensation Expense	64,154	60,690
Depreciation and Amortization Expense	4,099	4,114
Bad Debt Expense	—	607
Foreign Currency Transaction Loss (Gain)	860	(1,229)
Deferred Taxes	(3,498)	(1,370)
Other	(2,038)	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(30,308)	9,252
Taxes Receivable	(1,913)	(15,635)
Other Assets	(5,742)	3,939
Accrued Compensation and Benefits	(28,095)	(67,586)
Accounts Payable, Accrued Expenses and Other Liabilities	3,053	1,091
Deferred Rent Liability	14	(122)
Taxes Payable	(314)	(295)
Deferred Revenue	2,133	(355)
Net Cash Provided by (Used in) Operating Activities	20,154	(4,505)
Investing Activities
Purchases of Investments	(20,861)	(34,995)
Maturities of Investments	35,185	—
Purchases of Furniture, Equipment and Leasehold Improvements	(5,960)	(527)
Net Cash Provided by (Used in) Investing Activities	8,364	(35,522)
Financing Activities
Dividends	(2,082)	(1,900)
Tax Distributions	(15)	(13,691)
Employee Taxes Paid for Shares Withheld	(21,052)	(3,498)
Cash-Settled Exchanges of Partnership Units	(30,918)	(32,166)
Treasury Stock Purchases	(25,727)	—
Payments Pursuant to Tax Receivable Agreement	(10)	—
Principal Payments on Capital Lease Obligations	(51)	(47)
Net Cash Used in Financing Activities	(79,855)	(51,302)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,252	(222)
Net Decrease in Cash and Cash Equivalents	(50,085)	(91,551)
Cash and Cash Equivalents, Beginning of Period	145,619	152,431
Cash and Cash Equivalents, End of Period	$95,534	$60,880
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$647	$14,838
Non-Cash Receipt of Shares	$2,254	$—

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2018, the non-controlling interest was 42.8%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The Company adopted the guidance using the modified retrospective approach as of January 1, 2018 applied to those contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of initially applying the new revenue guidance as an adjustment to the opening balance of Accumulated Deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. On an ongoing basis, the effect of the change in timing of revenue and expense recognition could be material to any given reporting period.

The impact of the changes to the Company’s Condensed Consolidated Statement of Financial Condition for the adoption of the new revenue guidance was as follows:

	December 31, 2017	Adjustments	January 1, 2018
Assets
Accounts Receivable, Net	$190,389	$(5,681)	$184,708
Liabilities
Deferred Revenue	382	1,015	1,397
Equity (Deficit)
Accumulated Deficit	(185,991)	(6,696)	(192,687)

In accordance with the new revenue guidance requirements, the disclosure of the impact of adoption on the Condensed Consolidated Statement of Financial Condition and Statement of Operations is as follows as of and for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	As Reported	Without Adoption of Revenue Standard	Effect of Change
Statement of Operations
Revenues
Advisory Fees	$98,294	$96,999	$1,295
Interest Income and Other	4,244	2,146	2,098
Expenses
Occupancy and Related	6,573	6,530	43
Travel and Related	5,987	4,170	1,817
Professional Fees	4,019	4,189	(170)
Communications and Information Services	3,260	3,126	134
Other Expenses	4,328	4,279	49
Income Before Benefit for Taxes	10,138	8,618	1,520
Benefit for Taxes	(882)	(1,265)	383
Net Income	11,020	9,883	1,137

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	As of and Six Months Ended June 30, 2018
	As Reported	Without Adoption of Revenue Standard	Effect of Change
Statement of Operations
Revenues
Advisory Fees	$201,757	$201,975	$(218)
Interest Income and Other	8,703	4,337	4,366
Expenses
Occupancy and Related	13,376	13,295	81
Travel and Related	11,457	7,741	3,716
Professional Fees	9,218	8,750	468
Communications and Information Services	6,740	6,538	202
Other Expenses	9,160	9,062	98
Income Before Benefit for Taxes	12,757	13,174	(417)
Benefit for Taxes	(4,992)	(4,860)	(132)
Net Income	17,749	18,034	(285)
Statement of Financial Condition
Accounts Receivable, Net	211,808	217,688	(5,880)
Taxes Receivable	10,579	10,447	132
Deferred Revenue	3,521	2,288	1,233
Total Equity	417,876	424,857	(6,981)

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

In February 2018, the FASB issued guidance, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Legislation”). The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the new guidance, but does not expect the impact to be material on its consolidated financial statements.

3.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table reconciles revenues earned from contracts with customers to Total Revenues on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Advisory Fees	$98,294	$201,757
Placement Fees	28,132	54,252
Interest Income from Placement Fees	1,015	2,420
Reimbursable Expenses	2,098	4,366
Revenues from Contracts with Customers	129,539	262,795
Sublease Income and Other	1,131	1,917
Total Revenues	$130,670	$264,712

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

The Company may also be engaged to provide a fairness opinion to the client or the client may request that the Company arrange interim financing. The Company determines that the delivery of either of these items represents a separate performance obligation that is satisfied at a point in time when the opinion or interim financing is delivered to the client as the customer is able to direct the use of, and obtain substantially all of the benefits from, the service at that point.

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

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of June 30, 2018, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $9.8 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

During the six months ended June 30, 2018, the Company recognized revenue of $12.1 million related to performance obligations that were satisfied in prior periods, mainly due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services.

Contract Balances

The timing of revenue recognition may differ from the timing of payment. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. The beginning and ending balances of Accounts Receivable, Net are included in the Condensed Consolidated Statements of Financial Condition. There were no significant impairments related to these receivables during the six months ended June 30, 2018.

The Company may receive non-refundable up-front fees in its contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided. Additionally, the Company may receive payment of certain announcement, retainer or milestone fees before the performance obligation has been fully satisfied. Such fees give rise to a contract liability and are recorded as Deferred Revenue in the Condensed Consolidated Statements of Financial Condition. The beginning and ending balances of Deferred Revenue are included in the Condensed Consolidated Statements of Financial Condition. For the six months ended June 30, 2018, $1.3 million of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of June 30, 2018 and December 31, 2017, the Company recorded $1.5 million and $1.2 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

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

Included in Accounts Receivable are long-term receivables of $76.2 million and $77.7 million as of June 30, 2018 and December 31, 2017, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $7.7 million and $2.5 million as of June 30, 2018 and December 31, 2017, respectively, which were outstanding more than 90 days.

There was no allowance for doubtful accounts with respect to long-term receivables as of June 30, 2018 or December 31, 2017.

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2018	2017
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Trade Name	5,700	5,700
Total Intangible Assets	32,176	32,176
Accumulated Amortization	(21,048)	(19,881)
Intangible Assets, Net (a)	$11,128	$12,295

(a)	Excludes fully amortized intangible assets.

Amortization expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2017, respectively.

Amortization of intangible assets held at June 30, 2018 is expected to be $2.3 million for each of the years ending December 31, 2018, 2019, 2020 and 2021; and $1.4 million for the year ending December 31, 2022.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30,	December 31,
	2018	2017
Office Equipment	$2,145	$1,758
Leasehold Improvements	37,984	33,713
Furniture and Fixtures	13,030	11,886
Total Furniture, Equipment and Leasehold Improvements	53,159	47,357
Accumulated Depreciation	(16,427)	(13,568)
Furniture, Equipment and Leasehold Improvements, Net	$36,732	$33,789

Depreciation expense was $1.5 million and $2.9 million for the three and six months ended June 30, 2018, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2017, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	June 30, 2018
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$22,920	$—	$22,920
Common Stock	2,443	—	—	2,443
Total Investments	$2,443	$22,920	$—	$25,363

	December 31, 2017
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$37,121	$—	$37,121

Investments in common stock are measured based on quoted closing exchange prices and are categorized within Level I of the fair value hierarchy. To the extent these securities are actively traded, valuation adjustments are not applied.

There were no transfers between Level I, Level II or Level III during the three and six months ended June 30, 2018 and 2017.

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (Loss) Before Benefit for Taxes	$10,138	$(2,083)	$12,757	$5
Benefit for Taxes	$(882)	$(1,518)	$(4,992)	$(2,389)
Effective Income Tax Rate	-8.7%	72.9%	-39.1%	N/M

N/M	Not meaningful.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2018 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The change in tax rate between the six months ended June 30, 2018 and 2017 was primarily due to the decrease in U.S. corporate income tax rate related to the passage of the Tax Legislation in December 2017 as well as an increased tax benefit related to the deliveries of vested shares during the six months ended June 30, 2018 at values in excess of their amortized cost.

As of June 30, 2018, the Company continues to evaluate it provisional estimate as it relates to (a) the measurement of deferred tax assets and liabilities subject to the income tax rate change from 35% to 21%, including the state tax impact on these items; (b) potential changes in interpretations of the Tax Legislation; and (c) changes in interpretation of accounting standards for income taxes. As the Company finalizes the analysis of the impact of the Tax Legislation, additional adjustments may be recorded during the measurement period, which could be material.

As of June 30, 2018, the Company had no unrecognized tax benefits.

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and six months ended June 30, 2018 and 2017 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net Income Attributable to PJT Partners Inc.	$6,945	$215	$12,181	$1,548
Less:
Dividends on Participating Securities	73	—	83	—
Net Income Attributable to Participating Securities	39	—	73	—
Net Income Attributable to Shares of Class A Common Stock — Basic	6,833	215	12,025	1,548
Incremental Net Income from Dilutive Securities	378	(a)	496	(a)
Net Income Attributable to Shares of Class A Common Stock — Diluted	$7,211	$215	$12,521	$1,548
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	22,641,562	18,825,696	20,987,863	18,654,187
Weighted-Average Number of Incremental Shares from Unvested RSUs	1,543,458	(a)	1,701,481	(a)
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	24,185,020	18,825,696	22,689,344	18,654,187
Net Income Per Share of Class A Common Stock
Basic	$0.30	$0.01	$0.57	$0.08
Diluted	$0.30	$0.01	$0.55	$0.08

(a)	These securities were determined to be anti-dilutive for the three and six months ended June 30, 2017 and therefore were excluded from the calculation of net income per share of Class A common stock.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 38,139,933 and 36,000,051 for the three and six months ended June 30, 2018, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and six months ended June 30, 2018, such exchange is reflected in diluted net income per share.

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2018 and 2017 that have been excluded from the calculation of net income per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-Average Unvested RSUs	(a)	3,576,351	(a)	3,368,471
Weighted-Average Participating RSUs	151,707	461,417	153,243	517,719
Weighted-Average Partnership Units	15,498,371	15,031,239	15,012,188	15,268,534

(a)	These securities were determined to be dilutive.

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

During the six months ended June 30, 2018, the Company repurchased 478,794 shares of Class A common stock at an average price of $53.70, or $25.7 million in aggregate, pursuant to this share repurchase program. As of June 30, 2018, the available amount remaining for repurchases under this program was $72.0 million.

10.	EQUITY-BASED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 10. “Equity-Based Compensation” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table represents equity-based compensation expense and related income tax benefit for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Equity-Based Compensation Expense	$27,092	$27,434	$64,154	$60,690
Income Tax Benefit	$2,217	$3,640	$5,456	$8,310

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

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of June 30, 2018 and of changes during the period January 1, 2018 through June 30, 2018 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2017	6,455,734	$25.00	244,000	$31.76
Granted	2,021,704	47.77	—	—
Vested	(4,377,209)	22.42	—	—
Forfeited	(13,834)	39.70	—	—
Dividends Reinvested on RSUs	6,559	41.67	—	—
Balance, June 30, 2018	4,092,954	$38.99	244,000	$31.76

As of June 30, 2018, there was $104.9 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Partnership Units

In connection with the spin-off, annual compensation process and ongoing hiring process, certain individuals were issued Partnership Units that, subject to certain terms and conditions, are redeemable at the option of the holder for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of three to five years.

A summary of the status of the Company’s unvested Partnership Units as of June 30, 2018 and of changes during the period January 1, 2018 through June 30, 2018 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2017	4,698,423	$21.54
Granted	61,773	48.87
Vested	(72,523)	24.72
Balance, June 30, 2018	4,687,673	$21.85

As of June 30, 2018, there was $44.1 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 0.9 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Equity-Based Awards with Both Service and Market Conditions

In connection with the spin-off, the Company also granted equity-based awards containing both service and market conditions. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such equity-based awards is five years with 20% vesting in the third year, 30% in the fourth year and 50% in the fifth year. The market condition requirement will be satisfied upon the publicly traded shares of Class A common stock achieving certain volume-weighted average share price targets over any consecutive 30-day trading period following the consummation of the spin-off, pro ratably at $48, $55, $63, $71 and $79 per share of Class A common stock. During the six months ended June 30, 2018, the $48 and $55 share price targets were achieved.

The market condition requirements must be met prior to the sixth anniversary of the consummation of the spin-off. No portion of these awards will become vested until both the service and market conditions have been satisfied.

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of June 30, 2018 and of changes during the period January 1, 2018 through June 30, 2018 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2017	6,262,957	$5.72
Vested	(500,511)	5.72
Balance, June 30, 2018	5,762,446	$5.72

As of June 30, 2018, there was $9.3 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.2 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2018, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	10,301,483	1.1
Restricted Stock Units	4,148,276	1.4
Total Equity-Based Awards	14,449,759	1.2

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 662,146 and 888,321 Partnership Units for the six months ended June 30, 2018 and 2017, respectively, for cash in the amounts of $30.9 million and $32.2 million, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests and Redeemable Non-Controlling Interests, respectively, in the Condensed Consolidated Statements of Financial Condition.

During the second quarter of 2018, the Company was presented with 256,083 Partnership Units to be exchanged. The Company expects to settle the exchange of these Partnership Units on August 7, 2018 for cash. The price per Partnership Unit to be paid by the Company will be equal to the volume-weighted average price of a share of the Company’s Class A common stock on August 2, 2018.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2018 and December 31, 2017, the Company had amounts due of $4.9 million and $2.9 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

As of June 30, 2018 and December 31, 2017, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense was $6.0 million and $12.3 million for the three and six months ended June 30, 2018, respectively, and $6.2 million and $12.1 million for the three and six months ended June 30, 2017, respectively. Rent expense is included in Occupancy and Related in the Condensed Consolidated Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

As of June 30, 2018 and December 31, 2017, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.9 million and $5.0 million, respectively.

Capital lease obligations recorded are payable through 2022 at a weighted-average interest rate of 2.4%. The net book value of all assets recorded under capital leases aggregated $0.2 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of June 30, 2018, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2018	$55	$12,014
2019	110	23,978
2020	83	22,866
2021	7	22,417
2022	1	22,304
Thereafter	—	90,925
Total Minimum Lease Payments	256	194,504
Less: Amount Representing Interest	8
Capital Lease Obligation	$248
Less: Sublease Proceeds		16,206
Net Minimum Lease Payments		$178,298

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

As previously disclosed, with respect to actual and potential additional claims related to funds fraudulently obtained by Andrew Caspersen, the Company believes that any such claims are without merit and the Company will vigorously defend any such matters.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $9.9 million and $9.7 million as of June 30, 2018 and December 31, 2017, respectively.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.3 million and $0.4 million as of June 30, 2018 and December 31, 2017, respectively.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of June 30, 2018 and December 31, 2017, the Company had accrued $3.9 million and $3.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2017, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

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

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $52.2 million and $96.6 million as of June 30, 2018 and December 31, 2017, respectively, which exceeded the minimum net capital requirement by $51.5 million and $96.4 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $6.2 million and $15.9 million as of June 30, 2018 and December 31, 2017, respectively, which exceeded the minimum net capital requirement by $6.0 million and $15.7 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of June 30, 2018 and December 31, 2017, both of these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Domestic	$121,003	$101,447	$232,598	$206,868
International	9,667	7,863	32,114	23,411
Total	$130,670	$109,310	$264,712	$230,279

	June 30,	December 31,
	2018	2017
Assets
Domestic	$486,791	$494,718
International	46,953	64,247
Total	$533,744	$558,965

The Company is not subject to any material concentrations with respect to its revenues for the three and six months ended June 30, 2018. The Company was not subject to any material concentrations with respect to its revenues for the six months ended June 30, 2017 and had one client that represented 11.4% of total revenues for the three months ended June 30, 2017. The Company is not subject to any material concentrations of credit risk with respect to its accounts receivable as of June 30, 2018 and December 31, 2017.

16.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on September 19, 2018 to Class A common stockholders of record on September 5, 2018.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A announced volumes during the first half of 2018 were up 61% versus the comparable prior period in 2017, the strongest first half since records began in 1980.1 We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Despite continued low default rates and strong capital markets, global restructuring activity in the first half of 2018 remained consistent with 2017. A balanced business mix of in-court and out-of-court transactions for companies and creditors across a broad spectrum of industries including retail; healthcare; pharmaceuticals; shipping; and technology, media and telecommunications has driven continued demand for restructuring and liability management services.

As investors seek to enhance returns, diversification and portfolio yield, alternative assets continue to be in demand by institutional investors on a global basis. Within certain asset classes, we are seeing increased interest in narrow and niche strategies as well as customized solutions such as joint ventures, separate accounts and direct investment opportunities.

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for First Half 2018, based on figures extracted from Thomson Reuters databases as of June 29, 2018.

On June 23, 2016, the United Kingdom (“U.K.”) voted to leave the European Union (“E.U.”), commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. The full impact of Brexit remains uncertain and the political climate in Europe continues to take shape. The future terms of the U.K.’s relationship with the E.U. are still being determined. We expect that circumstances relating to Brexit will impact the Company’s organization and/or operations and are taking preparatory steps accordingly.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$98,294	$73,349	34%	$201,757	$172,688	17%
Placement Fees	28,132	33,503	(16)%	54,252	53,005	2%
Interest Income and Other	4,244	2,458	73%	8,703	4,586	90%
Total Revenues	130,670	109,310	20%	264,712	230,279	15%
Expenses
Compensation and Benefits	94,273	87,564	8%	197,905	183,240	8%
Occupancy and Related	6,573	6,659	(1)%	13,376	12,865	4%
Travel and Related	5,987	3,073	95%	11,457	5,956	92%
Professional Fees	4,019	4,803	(16)%	9,218	8,992	3%
Communications and Information Services	3,260	2,854	14%	6,740	5,267	28%
Depreciation and Amortization	2,092	2,022	3%	4,099	4,114	(0)%
Other Expenses	4,328	4,418	(2)%	9,160	9,840	(7)%
Total Expenses	120,532	111,393	8%	251,955	230,274	9%
Income (Loss) Before Benefit for Taxes	10,138	(2,083)	N/M	12,757	5	N/M
Benefit for Taxes	(882)	(1,518)	(42)%	(4,992)	(2,389)	109%
Net Income (Loss)	11,020	(565)	N/M	17,749	2,394	641%
Net Income (Loss) Attributable to Non-Controlling Interests	4,075	(780)	N/M	5,568	846	558%
Net Income Attributable to PJT Partners Inc.	$6,945	$215	N/M	$12,181	$1,548	687%

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Advisory Fees
Number of Clients	81	52	111	89
Number of Fee-Paying Clients with $1 Million or More	22	18	56	41
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	—	2	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	N/A	30.7%	N/A	N/A

Placement Fees
Number of Clients	42	46	60	55
Number of Fee-Paying Clients with $1 Million or More	8	11	13	20
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	2	3	1	—
Percentage of Such Clients’ Fees of Total Placement Fees	35.8%	36.1%	11.9%	N/A

Total Revenues were $130.7 million for the three months ended June 30, 2018, an increase of $21.4 million compared with $109.3 million for the three months ended June 30, 2017. Advisory Fees were $98.3 million for the three months ended June 30, 2018, an increase of $24.9 million compared with $73.3 million for the three months ended June 30, 2017. The increase in Advisory Fees resulted from growth in our strategic advisory, restructuring and special situations and secondary advisory businesses. Placement Fees were $28.1 million for the three months ended June 30, 2018, a decrease of $5.4 million compared with $33.5 million for the three months ended June 30, 2017. The decrease in Placement Fees was primarily driven by a decrease in private equity fund placement closings during the three months ended June 30, 2018. Interest Income and Other was $4.2 million for the three months ended June 30, 2018, an increase of $1.8 million compared with $2.5 million for the three months ended June 30, 2017. The increase in Interest Income and Other was primarily driven by $2.1 million of reimbursable expenses that are now presented on a gross basis due to adoption of new revenue guidance.

Total Revenues were $264.7 million for the six months ended June 30, 2018, an increase of $34.4 million compared with $230.3 million for the six months ended June 30, 2017. Advisory Fees were $201.8 million for the six months ended June 30, 2018, an increase of $29.1 million compared with $172.7 million for the six months ended June 30, 2017. The increase in Advisory Fees resulted from growth in our strategic advisory and secondary advisory businesses. Placement Fees were $54.3 million for the six months ended June 30, 2018, an increase of $1.2 million compared with $53.0 million for the six months ended June 30, 2017. The increase in Placement Fees was primarily driven by an increase in revenues from our real estate vertical and partially offset by a decrease in hedge fund activity. Interest Income and Other was $8.7 million for the six months ended June 30, 2018, an increase of $4.1 million compared with $4.6 million for the six months ended June 30, 2017. The increase in Interest Income and Other was primarily driven by $4.4 million of reimbursable expenses that are now presented on a gross basis due to adoption of new revenue guidance.

Expenses

Expenses were $120.5 million for the three months ended June 30, 2018, an increase of $9.1 million compared with $111.4 million for the three months ended June 30, 2017. The increase in expenses was primarily attributable to increases in Compensation and Benefits and Travel and Related of $6.7 million and $2.9 million, respectively. The increase in Compensation and Benefits was primarily due to higher revenues and increased headcount. The increase in Travel and Related was primarily related to reimbursable expenses being presented on a gross basis during the three months ended June 30, 2018 due to adoption of new revenue guidance. Travel and Related also increased due to increased business activity.

Expenses were $252.0 million for the six months ended June 30, 2018, an increase of $21.7 million compared with $230.3 million for the six months ended June 30, 2017. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Travel and Related and Communications and Information Services of $14.7 million, $5.5 million, and $1.5 million, respectively. The increase in Compensation and Benefits was primarily due to higher revenues and increased headcount. The increase in Travel and Related was primarily related to adoption of new revenue guidance. Travel and Related also increased due to increased business activity. The increase in Communications and Information Services was primarily driven by first quarter investments in our technology and data management infrastructure.

Benefit for Taxes

The Company’s Benefit for Taxes for the three months ended June 30, 2018 was $0.9 million, which represents an effective tax rate of -8.7% on pretax income of $10.1 million. The Company’s Benefit for Taxes for the three months ended June 30, 2017 was $1.5 million, which represents an effective tax rate of 72.9% on pretax loss of $2.1 million.

The Company’s Benefit for Taxes for the six months ended June 30, 2018 was $5.0 million, which represents an effective tax rate of -39.1% on pretax income of $12.8 million. The Company’s Benefit for Taxes for the six months ended June 30, 2017 was $2.4 million on pretax income of $5 thousand. The effective tax rate is not meaningful for the six months ended June 30, 2017.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2018 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City UBT and to certain compensation charges that are not deductible for income tax purposes.

The change in tax rate between the six months ended June 30, 2018 and 2017 was primarily due to the decrease in U.S. corporate income tax rate related to the passage of the Tax Legislation in December 2017 as well as an increased tax benefit related to the deliveries of vested shares during the six months ended June 30, 2018 at values in excess of their amortized cost.

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

As of June 30, 2018 and December 31, 2017, there were no borrowings under the revolving credit facility and we were in compliance with all debt covenants.

We evaluate our cash needs on a regular basis in light of current market conditions. As of June 30, 2018 and December 31, 2017, we had cash, cash equivalents and investments of $120.9 million and $182.7 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of June 30, 2018 and December 31, 2017, total accounts receivable were $211.8 million and $190.4 million, respectively, net of allowance for doubtful accounts of $1.9 million. Included in Accounts Receivable are long-term receivables of $76.2 million and $77.7 million as of June 30, 2018 and December 31, 2017, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

During the six months ended June 30, 2018, we repurchased 478,794 shares of Class A common stock at an average price of $53.70, or $25.7 million in aggregate, pursuant to this share repurchase program. As of June 30, 2018, the available amount remaining for repurchases under this program was $72.0 million.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have not been any material changes to our contractual obligations since December 31, 2017.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $9.9 million and $9.7 million as of June 30, 2018 and December 31, 2017, respectively.

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

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of PJT Partners Inc. and not of PJT Partners Holdings LP. PJT Partners Inc. expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. As of June 30, 2018 and December 31, 2017, the Company had amounts due of $4.9 million and $2.9 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Second Quarter of 2018

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
April 1 to April 30	—	$—	—	$93.8 million
May 1 to May 31	182,003	54.23	182,003	83.9 million
June 1 to June 30	214,981	55.60	214,981	72.0 million
Total	396,984	$54.98	396,984	$72.0 million

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

Unregistered Sales

In connection with the issuance during the second quarter of 2018 of LTIP Units in PJT Partners Holdings LP to an employee of the Company, PJT Partners Inc. issued one corresponding share of its Class B common stock, par value $0.01 per share, to this employee. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the second quarter of 2018 and plans to regularly pay quarterly dividends.

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

Date: August 3, 2018

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)