Form 10-Q
period 2018-09-30
PJT Partners Inc.
filed 2018-11-02
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

280 Park Avenue

New York, New York 10017

(Address of principal executive offices)(Zip Code)

(212) 364-7800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 29, 2018, there were 22,252,160 shares of Class A common stock, par value $0.01 per share, and 212 shares of Class B common stock, par value $0.01 per share, outstanding.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of The Blackstone Group L.P. (“Blackstone” or our “former Parent”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to Blackstone’s unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. Throughout this Quarterly Report on Form 10-Q, we refer to this transaction as the “spin-off.” PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the company’s operating subsidiaries, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries.

Additionally in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the words “PJT Partners Inc.” refers to PJT Partners Inc., and “PJT Partners,” the “Company,” “we,” “us” and “our” refer to PJT Partners Inc., together with its consolidated subsidiaries, including PJT Partners Holdings LP and its operating subsidiaries.

Forward-Looking Statements

Certain material presented herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include certain information concerning future results of operations, business strategies, acquisitions, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2018	2017
Assets
Cash and Cash Equivalents	$166,374	$145,619
Investments	25,837	37,121
Accounts Receivable (net of allowance for doubtful accounts of $2,263 and $1,934 at September 30, 2018 and December 31, 2017, respectively)	191,820	190,389
Furniture, Equipment and Leasehold Improvements, Net	35,498	33,789
Intangible Assets, Net	10,544	12,295
Goodwill	72,286	72,286
Deferred Tax Asset, Net	54,899	44,002
Taxes Receivable	8,655	8,666
Other Assets	15,769	14,798
Total Assets	$581,682	$558,965
Liabilities and Equity (Deficit)
Accrued Compensation and Benefits	$101,428	$96,944
Accounts Payable, Accrued Expenses and Other Liabilities	19,522	16,873
Deferred Rent Liability	16,613	17,042
Amount Due Pursuant to Tax Receivable Agreement	6,102	2,857
Taxes Payable	2,938	2,413
Deferred Revenue	5,696	382
Total Liabilities	152,299	136,511
Commitments and Contingencies
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 21,996,601 and 18,599,454 issued at September 30, 2018 and December 31, 2017, respectively; 21,270,967 and 18,539,121 outstanding at September 30, 2018 and December 31, 2017, respectively)	220	186
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 208 issued and outstanding at September 30, 2018; 221 issued and outstanding at December 31, 2017)	—	—
Additional Paid-In Capital	60,107	30,674
Accumulated Deficit	(176,110)	(185,991)
Accumulated Other Comprehensive Income (Loss)	(150)	155
Treasury Stock at Cost (725,634 and 60,333 shares of Class A Common Stock at September 30, 2018 and December 31, 2017, respectively)	(38,099)	(2,302)
Total PJT Partners Inc. Equity (Deficit)	(154,032)	(157,278)
Non-Controlling Interests	583,415	579,732
Total Equity	429,383	422,454
Total Liabilities and Equity	$581,682	$558,965

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Advisory Fees	$117,161	$60,457	$318,918	$233,145
Placement Fees	18,229	15,907	72,481	68,912
Interest Income and Other	4,753	2,086	13,456	6,672
Total Revenues	140,143	78,450	404,855	308,729
Expenses
Compensation and Benefits	99,875	68,018	297,780	251,258
Occupancy and Related	6,641	6,746	20,017	19,611
Travel and Related	5,449	3,369	16,906	9,325
Professional Fees	6,072	6,374	15,290	15,366
Communications and Information Services	2,781	2,556	9,521	7,823
Depreciation and Amortization	2,263	2,038	6,362	6,152
Other Expenses	4,980	4,963	14,140	14,803
Total Expenses	128,061	94,064	380,016	324,338
Income (Loss) Before Benefit for Taxes	12,082	(15,614)	24,839	(15,609)
Benefit for Taxes	(197)	(13,258)	(5,189)	(15,647)
Net Income (Loss)	12,279	(2,356)	30,028	38
Net Income (Loss) Attributable to Non-Controlling Interests	4,729	(5,699)	10,297	(4,853)
Net Income Attributable to PJT Partners Inc.	$7,550	$3,343	$19,731	$4,891
Net Income Per Share of Class A Common Stock
Basic	$0.34	$0.17	$0.91	$0.25
Diluted	$0.33	$0.16	$0.85	$0.22
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	22,275,847	18,918,181	21,425,766	18,841,975
Diluted	24,112,349	22,918,655	24,047,660	22,417,842
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.15	$0.15

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss)	$12,279	$(2,356)	$30,028	$38
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(151)	(57)	(613)	5
Comprehensive Income (Loss)	12,128	(2,413)	29,415	43
Less:
Comprehensive Income (Loss) Attributable to Non-Controlling Interests	4,655	(5,732)	9,989	(4,849)
Comprehensive Income Attributable to PJT Partners Inc.	$7,473	$3,319	$19,426	$4,892

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

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2017	18,599,454	221	(60,333)	$186	$—	$30,674	$(185,991)	$155	$(2,302)	$579,732	$422,454
Adoption of Accounting Standard	—	—	—	—	—	—	(6,696)	—	—	—	(6,696)
Net Income	—	—	—	—	—	—	19,731	—	—	10,297	30,028
Currency Translation Adjustment	—	—	—	—	—	—	—	(305)	—	(308)	(613)
Dividends	—	—	—	—	—	—	(3,154)	—	—	—	(3,154)
Tax Distributions	—	—	—	—	—	—	—	—	—	(15)	(15)
Equity-Based Compensation	—	—	—	—	—	57,250	—	—	—	33,276	90,526
Forfeiture Liability for Equity Awards	—	—	—	—	—	(545)	—	—	—	—	(545)
Net Share Settlement	—	—	—	—	—	(21,681)	—	—	—	—	(21,681)
Deliveries of Vested Shares of Class A Common Stock	3,397,147	—	—	34	—	(34)	—	—	—	—	—
Issuance of Shares of Class B Common Stock	—	8	—	—	—	(6,810)	—	—	—	6,810	—
Forfeitures of Shares of Class B Common Stock	—	(3)	—	—	—	678	—	—	—	(678)	—
Cash-Settled Exchanges of Partnership Units	—	(18)	—	—	—	575	—	—	—	(45,699)	(45,124)
Treasury Stock Purchases	—	—	(665,301)	—	—	—	—	—	(35,797)	—	(35,797)
Balance at September 30, 2018	21,996,601	208	(725,634)	$220	$—	$60,107	$(176,110)	$(150)	$(38,099)	$583,415	$429,383

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net Income	$30,028	$38
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	90,526	88,379
Depreciation and Amortization Expense	6,362	6,152
Bad Debt Expense	331	525
Foreign Currency Transaction Loss	952	—
Deferred Taxes	(6,923)	(18,389)
Other	(2,189)	(1,872)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(11,841)	62,895
Taxes Receivable	11	(12,196)
Other Assets	(1,261)	3,670
Accrued Compensation and Benefits	5,802	(62,884)
Accounts Payable, Accrued Expenses and Other Liabilities	1,892	5,545
Deferred Rent Liability	(295)	102
Taxes Payable	563	(460)
Deferred Revenue	4,313	(365)
Net Cash Provided by Operating Activities	118,271	71,140
Investing Activities
Purchases of Investments	(22,000)	(55,173)
Maturities of Investments	36,168	—
Purchases of Furniture, Equipment and Leasehold Improvements	(6,464)	(844)
Net Cash Provided by (Used in) Investing Activities	7,704	(56,017)
Financing Activities
Dividends	(3,154)	(2,849)
Tax Distributions	(15)	(19,125)
Employee Taxes Paid for Shares Withheld	(21,681)	(4,060)
Cash-Settled Exchanges of Partnership Units	(45,699)	(39,364)
Treasury Stock Purchases	(35,797)	—
Payments Pursuant to Tax Receivable Agreement	(10)	—
Principal Payments on Capital Lease Obligations	(76)	(72)
Net Cash Used in Financing Activities	(106,432)	(65,470)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,212	197
Net Increase (Decrease) in Cash and Cash Equivalents	20,755	(50,150)
Cash and Cash Equivalents, Beginning of Period	145,619	152,431
Cash and Cash Equivalents, End of Period	$166,374	$102,281
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$1,105	$15,392
Non-Cash Receipt of Shares	$2,254	$—

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) deliver a wide array of strategic advisory, shareholder engagement, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a unique portfolio of advisory services designed to help clients achieve their strategic objectives. Also, through Park Hill, the Company provides private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2018, the non-controlling interest was 42.7%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

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

In accordance with the new revenue guidance requirements, the disclosure of the impact of adoption on the Condensed Consolidated Statement of Financial Condition and Statement of Operations is as follows as of and for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	As Reported	Without Adoption of Revenue Standard	Effect of Change
Statement of Operations
Revenues
Advisory Fees	$117,161	$117,062	$99
Interest Income and Other	4,753	2,461	2,292
Expenses
Occupancy and Related	6,641	6,593	48
Travel and Related	5,449	3,504	1,945
Professional Fees	6,072	5,574	498
Communications and Information Services	2,781	2,686	95
Other Expenses	4,980	4,935	45
Income Before Benefit for Taxes	12,082	12,322	(240)
Benefit for Taxes	(197)	(110)	(87)
Net Income	12,279	12,432	(153)

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	As of and Nine Months Ended September 30, 2018
	As Reported	Without Adoption of Revenue Standard	Effect of Change
Statement of Operations
Revenues
Advisory Fees	$318,918	$319,037	$(119)
Interest Income and Other	13,456	6,798	6,658
Expenses
Occupancy and Related	20,017	19,888	129
Travel and Related	16,906	11,245	5,661
Professional Fees	15,290	14,324	966
Communications and Information Services	9,521	9,224	297
Other Expenses	14,140	13,997	143
Income Before Benefit for Taxes	24,839	25,496	(657)
Benefit for Taxes	(5,189)	(4,970)	(219)
Net Income	30,028	30,466	(438)
Statement of Financial Condition
Accounts Receivable, Net	191,820	198,229	(6,409)
Taxes Receivable	8,655	8,436	219
Deferred Revenue	5,696	4,751	945
Total Equity	429,383	436,517	(7,134)

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

In February 2016, the FASB issued new guidance regarding leases. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Entities are also required to provide enhanced disclosure about leasing arrangements. The amendments retain lease classifications, distinguishing finance leases from operating leases, using criteria that are substantially similar for distinguishing capital leases from operating leases in previous guidance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption requires a modified retrospective approach or through a cumulative-effect adjustment to the opening balance of retained earnings. Based on the Company’s initial evaluation, adoption on January 1, 2019 will result in the present value of the Company’s lease commitments that have a term in excess of one year being recorded on the Company’s Consolidated Statements of Financial Condition as a right-of-use asset with a corresponding liability. The Company’s lease commitments, as discussed in Note 12. “Commitments and Contingencies—Commitments, Leases,” primarily relate to office space. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and the transition method.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In November 2016, the FASB issued guidance that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Adoption required a retrospective approach. The Company adopted this guidance on January 1, 2018 with no impact on its Condensed Consolidated Statements of Cash Flows.

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

In May 2017, the FASB issued updated guidance on modifications to share-based payment awards. The updated guidance requires entities to account for the effects of a modification to a share-based payment award unless the following are all the same immediately before and after the modification: (a) the fair value of the award, (b) the vesting conditions of the award, and (c) the classification of the award as an equity instrument or a liability instrument. The guidance is applied on a prospective basis. The Company adopted this guidance on January 1, 2018 with no impact on its consolidated financial statements.

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

The following table reconciles revenues earned from contracts with customers to Total Revenues on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Advisory Fees	$117,161	$318,918
Placement Fees	18,229	72,481
Interest Income from Placement Fees	1,245	3,665
Reimbursable Expenses	2,292	6,658
Revenues from Contracts with Customers	138,927	401,722
Sublease Income and Other	1,216	3,133
Total Revenues	$140,143	$404,855

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

Placement Fees

The Company’s fund placement services are provided within Park Hill and primarily serve private equity, real estate and hedge funds. Park Hill advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. The Company also provides private placement fundraising services to corporate clients and earns placement fees based on successful completion of the transaction.

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

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of September 30, 2018, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $7.9 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

During the three and nine months ended September 30, 2018, the Company recognized revenue of $0.9 million and $13.0 million, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Fee Revenue recognized by the Company during the three and nine months ended September 30, 2018 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

The timing of revenue recognition may differ from the timing of payment. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. The beginning and ending balances of Accounts Receivable, Net are included in the Condensed Consolidated Statements of Financial Condition. There were no significant impairments related to these receivables during the nine months ended September 30, 2018.

The Company may receive non-refundable up-front fees in its contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided. Additionally, the Company may receive payment of certain announcement, retainer or milestone fees before the performance obligation has been fully satisfied. Such fees give rise to a contract liability and are recorded as Deferred Revenue in the Condensed Consolidated Statements of Financial Condition. The beginning and ending balances of Deferred Revenue are included in the Condensed Consolidated Statements of Financial Condition. For the nine months ended September 30, 2018, $1.4 million of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of September 30, 2018 and December 31, 2017, the Company recorded $1.5 million and $1.2 million, respectively, of

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

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

Included in Accounts Receivable are long-term receivables of $68.5 million and $77.7 million as of September 30, 2018 and December 31, 2017, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $5.5 million and $2.5 million as of September 30, 2018 and December 31, 2017, respectively, which were outstanding more than 90 days. There was no allowance for doubtful accounts with respect to such receivables as of September 30, 2018 or December 31, 2017.

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2018	2017
Finite-Lived Intangible Assets
Customer Relationships	$26,476	$26,476
Trade Name	5,700	5,700
Total Intangible Assets	32,176	32,176
Accumulated Amortization	(21,632)	(19,881)
Intangible Assets, Net (a)	$10,544	$12,295

(a)	Excludes fully amortized intangible assets.

Amortization expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2017, respectively.

Amortization of intangible assets held at September 30, 2018 is expected to be $2.3 million for each of the years ending December 31, 2018, 2019, 2020 and 2021; and $1.4 million for the year ending December 31, 2022.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30,	December 31,
	2018	2017
Office Equipment	$2,141	$1,758
Leasehold Improvements	37,983	33,713
Furniture and Fixtures	13,453	11,886
Total Furniture, Equipment and Leasehold Improvements	53,577	47,357
Accumulated Depreciation	(18,079)	(13,568)
Furniture, Equipment and Leasehold Improvements, Net	$35,498	$33,789

Depreciation expense was $1.7 million and $4.6 million for the three and nine months ended September 30, 2018, respectively, and $1.5 million and $4.3 million for the three and nine months ended September 30, 2017, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	September 30, 2018
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$23,131	$—	$23,131
Common Stock	2,706	—	—	2,706
Total Investments	$2,706	$23,131	$—	$25,837

	December 31, 2017
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$37,121	$—	$37,121

Investments in common stock are measured based on quoted closing exchange prices and are categorized within Level I of the fair value hierarchy. To the extent these securities are actively traded, valuation adjustments are not applied.

During the three and nine months ended September 30, 2018 and 2017, there were no transfers from Level I to Level II related to U.S. Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the three and nine months ended September 30, 2018 and 2017.

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (Loss) Before Benefit for Taxes	$12,082	$(15,614)	$24,839	$(15,609)
Benefit for Taxes	$(197)	$(13,258)	$(5,189)	$(15,647)
Effective Income Tax Rate	(1.6)%	84.9%	(20.9)%	100.2%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2018 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The change in tax rate between the nine months ended September 30, 2018 and 2017 was primarily due to the decrease in U.S. corporate income tax rate related to the passage of the Tax Legislation in December 2017 as well as an increased tax benefit related to the deliveries of vested shares during the nine months ended September 30, 2018 at values in excess of their amortized cost.

As of September 30, 2018, the Company continues to evaluate its provisional estimate as it relates to (a) the measurement of deferred tax assets and liabilities subject to the income tax rate change from 35% to 21%, including the state tax impact on these items; (b) potential changes in interpretations of the Tax Legislation; and (c) changes in interpretation of accounting standards for income taxes. As the Company finalizes the analysis of the impact of the Tax Legislation, additional adjustments may be recorded during the measurement period, which could be material.

As of September 30, 2018, the Company had no unrecognized tax benefits.

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and nine months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net Income Attributable to PJT Partners Inc.	$7,550	$3,343	$19,731	$4,891
Less:
Dividends on Participating Securities	8	20	92	68
Net Income Attributable to Participating Securities	36	50	110	51
Net Income Attributable to Shares of Class A Common Stock — Basic	7,506	3,273	19,529	4,772
Incremental Net Income from Dilutive Securities	342	286	971	123
Net Income Attributable to Shares of Class A Common Stock — Diluted	$7,848	$3,559	$20,500	$4,895
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	22,275,847	18,918,181	21,425,766	18,841,975
Weighted-Average Number of Incremental Shares from Unvested RSUs	1,836,502	4,000,474	2,621,894	3,575,867
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	24,112,349	22,918,655	24,047,660	22,417,842
Net Income Per Share of Class A Common Stock
Basic	$0.34	$0.17	$0.91	$0.25
Diluted	$0.33	$0.16	$0.85	$0.22

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 38,661,709 and 36,900,877 for the three and nine months ended September 30, 2018, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and nine months ended September 30, 2018, such exchange is reflected in diluted net income per share.

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2018 and 2017 that have been excluded from the calculation of net income per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-Average Unvested RSUs	(a)	(a)	(a)	(a)
Weighted-Average Participating RSUs	125,388	405,472	143,856	479,957
Weighted-Average Partnership Units	16,385,862	14,735,203	15,475,111	15,088,535

(a)	These securities were determined to be dilutive.

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

During the nine months ended September 30, 2018, the Company repurchased 665,301 shares of Class A common stock at an average price of $53.78, or $35.8 million in aggregate, pursuant to this share repurchase program. As of September 30, 2018, the available amount remaining for repurchases under this program was $61.9 million.

10.	EQUITY-BASED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 10. “Equity-Based Compensation” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table represents equity-based compensation expense and related income tax benefit for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Equity-Based Compensation Expense	$26,372	$27,689	$90,526	$88,379
Income Tax Benefit	$2,057	$3,600	$7,513	$11,910

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

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of September 30, 2018 and of changes during the period January 1, 2018 through September 30, 2018 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2017	6,455,734	$25.00	244,000	$31.76
Granted	2,027,438	47.79	—	—
Vested	(4,411,673)	22.54	(133,331)	26.86
Forfeited	(41,315)	39.13	(12,374)	41.58
Dividends Reinvested on RSUs	9,879	41.72	—	—
Balance, September 30, 2018	4,040,063	$39.02	98,295	$37.17

As of September 30, 2018, there was $90.4 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.2 years.

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

A summary of the status of the Company’s unvested Partnership Units as of September 30, 2018 and of changes during the period January 1, 2018 through September 30, 2018 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2017	4,698,423	$21.54
Granted	131,773	51.68
Vested	(72,523)	24.72
Balance, September 30, 2018	4,757,673	$22.33

As of September 30, 2018, there was $39.6 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 0.7 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Equity-Based Awards with Both Service and Market Conditions

In connection with the spin-off, the Company also granted equity-based awards containing both service and market conditions. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such equity-based awards is generally five years with 20% vesting in the third year, 30% in the fourth year and 50% in the fifth year. The market condition requirement will be satisfied upon the publicly traded shares of Class A common stock achieving certain volume-weighted average share price targets over any consecutive 30-day trading period following the consummation of the spin-off, pro ratably at $48, $55, $63, $71 and $79 per share of Class A common stock. During the nine months ended September 30, 2018, the $48 and $55 share price targets were achieved.

The market condition requirements must be met prior to the sixth anniversary of the consummation of the spin-off. No portion of these awards will become vested until both the service and market conditions have been satisfied.

A summary of the status of the Company’s unvested equity-based awards in PJT Partners Holdings LP with both a service and market condition as of September 30, 2018 and of changes during the period January 1, 2018 through September 30, 2018 is presented below:

	Equity-Based Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2017	6,262,957	$5.72
Vested	(502,536)	5.72
Forfeited	(10,128)	5.72
Balance, September 30, 2018	5,750,293	$5.72

As of September 30, 2018, there was $7.3 million of estimated unrecognized compensation expense related to equity-based awards with both a service and market condition. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.0 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2018, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Partnership Units	10,353,106	0.9
Restricted Stock Units	3,999,205	1.2
Total Equity-Based Awards	14,352,311	0.9

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 918,229 and 1,068,377 Partnership Units for the nine months ended September 30, 2018 and 2017, respectively, for cash in the amounts of $45.7 million and $39.4 million, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests and Redeemable Non-Controlling Interests, respectively, in the Condensed Consolidated Statements of Financial Condition.

During the third quarter of 2018, the Company was presented with 492,986 Partnership Units to be exchanged. The Company expects to settle the exchange of these Partnership Units on November 6, 2018 for cash. The price per Partnership Unit to be paid by the Company will be equal to the volume-weighted average price of a share of the Company’s Class A common stock on November 1, 2018.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2018 and December 31, 2017, the Company had amounts due of $6.1 million and $2.9 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

As of September 30, 2018 and December 31, 2017, there were no borrowings under the revolving credit facility and the Company was in compliance with the debt covenants.

Further information regarding an amendment to the Loan Agreement, effective October 1, 2018, may be found in Note 16. “Subsequent Events.”

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense was $6.1 million and $18.4 million for the three and nine months ended September 30, 2018, respectively, and $6.3 million and $18.4 million for the three and nine months ended September 30, 2017, respectively. Rent expense is included in Occupancy and Related in the Condensed Consolidated Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

As of September 30, 2018 and December 31, 2017, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.8 million and $5.0 million, respectively.

Capital lease obligations recorded are payable through 2022 at a weighted-average interest rate of 2.4%. The net book value of all assets recorded under capital leases aggregated $0.2 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of September 30, 2018, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2018	$27	$5,998
2019	110	23,921
2020	83	22,807
2021	7	22,356
2022	1	22,241
Thereafter	—	90,465
Total Minimum Lease Payments	228	187,788
Less: Amount Representing Interest	6
Capital Lease Obligation	$222
Less: Sublease Proceeds		15,235
Net Minimum Lease Payments		$172,553

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $10.1 million and $9.7 million as of September 30, 2018 and December 31, 2017, respectively.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.9 million and $0.4 million as of September 30, 2018 and December 31, 2017, respectively.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of September 30, 2018 and December 31, 2017, the Company had accrued $4.2 million and $3.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.3 million and $0.9 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

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

PJT Partners LP is a registered broker-dealer through which strategic advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $42.6 million and $96.6 million as of September 30, 2018 and December 31, 2017, respectively, which exceeded the minimum net capital requirement by $41.1 million and $96.4 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $33.1 million and $15.9 million as of September 30, 2018 and December 31, 2017, respectively, which exceeded the minimum net capital requirement by $32.8 million and $15.7 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of September 30, 2018 and December 31, 2017, both of these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Domestic	$119,224	$62,399	$351,822	$269,267
International	20,919	16,051	53,033	39,462
Total	$140,143	$78,450	$404,855	$308,729

	September 30,	December 31,
	2018	2017
Assets
Domestic	$532,452	$494,718
International	49,230	64,247
Total	$581,682	$558,965

The Company had one client that represented 12.3% of total revenues for the three months ended September 30, 2018. The Company was not subject to any material concentrations with respect to its revenues for the nine months ended September 30, 2018 and three and nine months ended September 30, 2017.  Additionally, the Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of September 30, 2018 and December 31, 2017.

16.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on December 19, 2018 to Class A common stockholders of record on December 5, 2018.

On October 1, 2018, the Company completed its previously-announced acquisition of CamberView Partners Holdings, LLC (“CamberView”).

Pursuant to the Agreement and Plan of Merger, by and among the Company, PJT Partners Holdings LP (“Purchaser”), Blue Merger Sub LLC, a wholly owned subsidiary of Purchaser, CamberView and CC CVP Partners Holdings, L.L.C., solely in its capacity as securityholder representative, dated as of August 27, 2018, the Company acquired 100% ownership of CamberView. This transaction will be accounted for as a business combination and CamberView’s operating results will be included in the Company’s financial statements from the date of acquisition. The Company has not yet completed the related purchase price allocation. Upon completion of the valuation analysis, the Company expects to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. The Company expects to record certain identifiable intangible assets as part of the acquisition. Additionally, on October 1, 2018, the Company assumed leases for CamberView office space, which expire in 2020.

In connection with the acquisition, the Company issued approximately 1.73 million shares of its Class A common stock and Partnership Units. Additionally, the Company financed $65 million of cash consideration with $35 million of cash on hand and $30 million pursuant to the term loan described below. A portion of the cash and stock issued by the Company at closing was placed into escrow to cover potential post-closing obligations. The cash and equity amounts assume that escrow amounts are settled as expected. The Company has also granted restricted stock and/or units and other deferred compensation, subject to service or service and market conditions, to a broad-based group of CamberView employees.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

On October 1, 2018, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) and related documents with First Republic Bank, as lender (the “Lender”). The Loan Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $40 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Loan Agreement, to up to $60 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 1, 2020, subject to extension by agreement of the Borrower and Lender.

The Loan Agreement also provides for a term loan with an aggregate commitment of $30 million (the “Term Loan”). The Term Loan matures on January 2, 2021. In addition to the payment of interest described below, Borrower shall pay to the Lender installment payments of principal in the amount of (a) $4.25 million on July 1, 2019 and quarterly thereafter to January 2, 2021, and (b) $4.5 million on January 2, 2021. The Loan Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20 million.

Outstanding borrowings under the revolving credit facility will bear interest equal to the greater of a per annum rate of (a) 3%, or (b) the prime rate minus 1.0%. Outstanding borrowings under the Term Loan bear interest equal to the greater of a per annum rate of (a) 3.25%, or (b) the prime rate minus 0.75%. During an event of default, overdue principal under both the revolving credit facility and Term Loan facility will bear interest at a rate 2.0% in excess of the otherwise applicable rate of interest. In connection with the closing of the Loan Agreement, the Borrower paid the Lender certain closing costs and fees. In addition, on and after the closing date, the Borrower will also pay a commitment fee on the undrawn portion of the revolving credit facility of 0.125% per annum, payable quarterly in arrears.

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

Our Business

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, shareholder engagement, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. We also provide, through Park Hill, private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

We have world-class franchises in each of the areas in which we compete.

•

Our strategic advisory business offers a broad range of financial advisory and transaction execution capability, including mergers and acquisitions (“M&A”), joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. PJT Camberview, which we acquired in October 2018, brings together the world’s leading experts from the investor community to help public companies understand, engage and succeed with their investors in complex and contested shareholder matters by developing insightful strategies, effective tactics and high impact messaging.

•

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

•

Park Hill, our private fund advisory and placement business, is a world-leading fund placement agent and provides private fund advisory and placement services for a diverse range of investment strategies. Moreover, Park Hill is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A announced volumes during the first nine months of 2018 were up 37% versus the comparable prior period in 2017, the strongest first nine months since records began in 1980.1 We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Global restructuring activity for the first nine months of 2018 remained consistent with 2017 despite continued low default rates. However, a balanced business mix of in-court and out-of-court transactions for companies, creditors and financial sponsors has driven continued demand for restructuring and liability management

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for First Nine Months 2018, based on figures extracted from Thomson Reuters databases as of September 28, 2018.

services across a broad spectrum of industries including retail; healthcare; pharmaceuticals; shipping; and technology, media and telecommunications.

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

Advisory Fees – Our strategic advisory services include a broad range of financial advisory and transaction execution services relating to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory and distressed sales. Our restructuring and special situations services include providing advice to corporations and creditors in recapitalizations and restructurings around the world, with particular expertise in large, complex and high-profile deals. In conjunction with providing such restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services provided by Park Hill include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Advisory Fees typically consist of retainer and transaction-based fee arrangements. The amount and timing of the fees paid vary by the type of engagement. The majority of our Advisory Fees recognized are dependent on the successful completion of a transaction.

A transaction can fail to be completed for many reasons, including failure of parties to agree upon final terms with the counterparty, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

Placement Fees – Our fund placement services are provided within Park Hill and primarily serve private equity, real estate and hedge funds. Our team advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. We also provide private placement fundraising services to our corporate clients and earn placement fees based on successful completion of the transaction.

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

Prior to October 1, 2017, the ownership interests of holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) were considered redeemable non-controlling interests. On October 1, 2017, certain of the restrictive covenants entered into in connection with the spin-off expired. Previously, the ability to settle exchanges of Partnership Units in shares of the Company’s Class A common stock was not entirely within the Company’s control. Consequently, the value of these interests was reclassified from Redeemable Non-Controlling Interests to Non-Controlling Interests at their redemption value as of October 1, 2017. The portion of net income (loss) attributable to the non-controlling interests is presented separately in the Condensed Consolidated Statements of Operations.

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$117,161	$60,457	94%	$318,918	$233,145	37%
Placement Fees	18,229	15,907	15%	72,481	68,912	5%
Interest Income and Other	4,753	2,086	128%	13,456	6,672	102%
Total Revenues	140,143	78,450	79%	404,855	308,729	31%
Expenses
Compensation and Benefits	99,875	68,018	47%	297,780	251,258	19%
Occupancy and Related	6,641	6,746	(2)%	20,017	19,611	2%
Travel and Related	5,449	3,369	62%	16,906	9,325	81%
Professional Fees	6,072	6,374	(5)%	15,290	15,366	(0)%
Communications and Information Services	2,781	2,556	9%	9,521	7,823	22%
Depreciation and Amortization	2,263	2,038	11%	6,362	6,152	3%
Other Expenses	4,980	4,963	0%	14,140	14,803	(4)%
Total Expenses	128,061	94,064	36%	380,016	324,338	17%
Income (Loss) Before Benefit for Taxes	12,082	(15,614)	N/M	24,839	(15,609)	N/M
Benefit for Taxes	(197)	(13,258)	(99)%	(5,189)	(15,647)	(67)%
Net Income (Loss)	12,279	(2,356)	N/M	30,028	38	N/M
Net Income (Loss) Attributable to Non-Controlling Interests	4,729	(5,699)	N/M	10,297	(4,853)	N/M
Net Income Attributable to PJT Partners Inc.	$7,550	$3,343	126%	$19,731	$4,891	303%

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Advisory Fees
Number of Clients	78	61	142	116
Number of Fee-Paying Clients with $1 Million or More	29	18	84	62
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	2	—	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	26.4%	N/A	N/A	N/A

Placement Fees
Number of Clients	34	49	63	67
Number of Fee-Paying Clients with $1 Million or More	7	4	21	23
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	1	—	—	—
Percentage of Such Clients’ Fees of Total Placement Fees	17.1%	N/A	N/A	N/A

Total Revenues were $140.1 million for the three months ended September 30, 2018, an increase of $61.7 million compared with $78.5 million for the three months ended September 30, 2017. Advisory Fees were $117.2 million for the three months ended September 30, 2018, an increase of $56.7 million compared with $60.5 million for the three months ended September, 2017. The increase in Advisory Fees resulted from growth in our strategic advisory, restructuring and special situations and secondary advisory businesses. Placement Fees were $18.2 million for the three months ended September 30, 2018, an increase of $2.3 million compared with $15.9 million for the three months ended September 30, 2017. The increase was primarily driven by increases in capital raising activity and in our real estate vertical during the quarter. Interest Income and Other was $4.8 million for the three months ended September 30, 2018, an increase of $2.7 million compared with $2.1 million for the three months ended September 30, 2017. The increase in Interest Income and Other was primarily driven by $2.3 million of reimbursable expenses that are now presented on a gross basis due to adoption of ASU 2014-09 (the “new revenue guidance”).

Total Revenues were $404.9 million for the nine months ended September 30, 2018, an increase of $96.1 million compared with $308.7 million for the nine months ended September 30, 2017. Advisory Fees were $318.9 million for the nine months ended September 30, 2018, an increase of $85.8 million compared with $233.1 million for the nine months ended September 30, 2017. The increase in Advisory Fees primarily resulted from growth in our strategic advisory and secondary advisory businesses. Placement Fees were $72.5 million for the nine months ended September, 2018, an increase of $3.6 million compared with $68.9 million for the nine months ended September 30, 2017. The increase was primarily driven by increased revenues from our real estate vertical, which more than offset declines in private equity and hedge fund activity. Interest Income and Other was $13.5 million for the nine months ended September 30, 2018, an increase of $6.8 million compared with $6.7 million for the nine months ended September 30, 2017. The increase in Interest Income and Other was primarily driven by $6.7 million of reimbursable expenses that are now presented on a gross basis due to adoption of the new revenue guidance.

Expenses

Expenses were $128.1 million for the three months ended September 30, 2018, an increase of $34.0 million compared with $94.1 million for the three months ended September 30, 2017. The increase in expenses was primarily attributable to increases in Compensation and Benefits and Travel and Related of $31.9 million and $2.1 million, respectively. The increase in Compensation and Benefits was primarily due to higher revenues and increased headcount. The increase in Travel and Related was primarily related to reimbursable expenses being presented on a gross basis during the current quarter due to adoption of the new revenue guidance.

Expenses were $380.0 million for the nine months ended September 30, 2018, an increase of $55.7 million compared with $324.3 million for the nine months ended September 30, 2017. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Travel and Related and Communications and Information Services of $46.5 million, $7.6 million and $1.7 million, respectively. The increase in Compensation and Benefits was primarily due to higher revenues and increased headcount. The increase in Travel and Related was primarily related to adoption of the new revenue guidance. Travel and Related also increased due to increased business activity. The increase in Communications and Information Services was primarily driven by investments in our technology and data management infrastructure during the first half of the year.

Benefit for Taxes

The Company’s Benefit for Taxes for the three months ended September 30, 2018 was $0.2 million, which represented an effective tax rate of -1.6% on pretax income of $12.1 million. The Company’s Benefit for Taxes for the three months ended September 30, 2017 was $13.3 million, which represented an effective tax rate of 84.9% on pretax loss of $15.6 million.

The Company’s Benefit for Taxes for the nine months ended September 30, 2018 was $5.2 million, which represented an effective tax rate of -20.9% on pretax income of $24.8 million. The Company’s Benefit for Taxes for the nine months ended September 30, 2017 was $15.6 million, which represented an effective tax rate of 100.2% on pretax loss of $15.6 million.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2018 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City UBT and to certain compensation charges that are not deductible for income tax purposes.

The change in tax rate between the nine months ended September 30, 2018 and 2017 was primarily due to the decrease in U.S. corporate income tax rate related to the passage of the Tax Legislation in December 2017 as well as an increased tax benefit related to the deliveries of vested shares during the nine months ended September 30, 2018 at values in excess of their amortized cost.

Non-Controlling Interests

Net Income (Loss) Attributable to Non-Controlling Interests is derived from the Income (Loss) Before Benefit for Taxes and the percentage allocation of the net income (loss) between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss). As of October 1, 2017, the Redeemable Non-Controlling Interests were reclassified to Non-Controlling Interests.

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

Previously, we had entered into a credit facility with First Republic Bank to provide a $60.0 million revolving credit facility, with the ability to increase the credit facility up to $80.0 million during the period beginning December 1 each year through March 1 the following year, so long as no event of default has occurred and is continuing or would be caused by exercising such option. The revolving credit facility is further described in Note 12. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing and an amendment to the revolving credit facility is further described below.

As of September 30, 2018 and December 31, 2017, there were no borrowings under the revolving credit facility and we were in compliance with the debt covenants.

On October 1, 2018, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) and related documents with First Republic Bank, as lender (the “Lender”). The Loan Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $40 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Loan Agreement, to up to $60 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 1, 2020, subject to extension by agreement of the Borrower and Lender.

The Loan Agreement also provides for a term loan with an aggregate commitment of $30 million (the “Term Loan”). The Term Loan matures on January 2, 2021. In addition to the payment of interest described below, Borrower shall pay to the Lender installment payments of principal in the amount of (a) $4.25 million on July 1, 2019 and quarterly thereafter to January 2, 2021, and (b) $4.5 million on January 2, 2021. The Loan Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20 million.

Outstanding borrowings under the revolving credit facility will bear interest equal to the greater of a per annum rate of (a) 3%, or (b) the prime rate minus 1.0%. Outstanding borrowings under the Term Loan bear interest equal to the greater of a per annum rate of (a) 3.25%, or (b) the prime rate minus 0.75%. During an event of default, overdue principal under both the revolving credit facility and Term Loan facility will bear interest at a rate 2.0% in excess of the otherwise applicable rate of interest. In connection with the closing of the Loan Agreement, the Borrower paid the Lender certain closing costs and fees. In addition, on and after the closing date, the Borrower will also pay a commitment fee on the undrawn portion of the revolving credit facility of 0.125% per annum, payable quarterly in arrears.

We evaluate our cash needs on a regular basis in light of current market conditions. As of September 30, 2018 and December 31, 2017, we had cash, cash equivalents and investments of $192.2 million and $182.7 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of September 30, 2018 and December 31, 2017, total accounts receivable were $191.8 million and $190.4 million, respectively, net of allowance for doubtful accounts of $2.3 million and $1.9 million, respectively. Included in Accounts Receivable are long-term receivables of $68.5 million and $77.7 million as of September 30, 2018 and December 31, 2017, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

On October 1, 2018, the Company completed its previously-announced acquisition of CamberView Partners Holdings, LLC (“CamberView”).

Pursuant to the Agreement and Plan of Merger, by and among the Company, PJT Partners Holdings LP (“Purchaser”), Blue Merger Sub LLC, a wholly owned subsidiary of Purchaser, CamberView and CC CVP Partners Holdings, L.L.C., solely in its capacity as securityholder representative, dated as of August 27, 2018, the Company acquired 100% ownership of CamberView.

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

During the nine months ended September 30, 2018, we repurchased 665,301 shares of Class A common stock at an average price of $53.78, or $35.8 million in aggregate, pursuant to this share repurchase program. As of September 30, 2018, the available amount remaining for repurchases under this program was $61.9 million.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $10.1 million and $9.7 million as of September 30, 2018 and December 31, 2017, respectively.

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

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of PJT Partners Inc. and not of PJT Partners Holdings LP. PJT Partners Inc. expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. As of September 30, 2018 and December 31, 2017, the Company had amounts due of $6.1 million and $2.9 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2017. A discussion of critical accounting policies is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. The Company has updated its significant accounting policies with respect to the adoption of new revenue guidance as of January 1, 2018 and included this information in Note 3. “Revenues from Contracts with Customers” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. Additionally, the Company considers this to be a change in critical accounting policies with respect to the Company’s revenue recognition policies.

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

Two separate actions were filed in New York state court, in June 2017 (the “Moore Complaint”) and January 2018 (the “Weekapaug Complaint”), against defendants including PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. Generally, the complaints allege that inadequate supervision enabled Caspersen to commit multiple frauds while using Park Hill Group’s name and business resources. The two actions assert claims against the entity defendants for fraud (under theories of apparent authority and respondeat superior) and negligent supervision premised on frauds perpetrated by Caspersen during the period of his employment at Park Hill Group both before and after the October 1, 2015 spin-off of PJT Partners from The Blackstone Group L.P. PJT Partners Inc. and Park Hill Group moved to dismiss the Moore Complaint on August 24, 2017. On August 13, 2018, the court issued a Decision and Order dismissing all of the claims asserted against PJT Partners Inc. and Park Hill Group in the Moore Complaint except for the fraud-based apparent authority claim, which will now proceed to the discovery phase of the action. Plaintiffs and PJT Partners Inc. and Park Hill Group have appealed the court’s August 2018 decision. PJT Partners Inc. and Park Hill Group moved to dismiss the Weekapaug Complaint on October 29, 2018. We believe that both actions are without merit and will defend them vigorously.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Third Quarter of 2018

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
July 1 to July 31	186,458	$53.97	186,458	$61.9 million
August 1 to August 31	—	—	—	61.9 million
September 1 to September 30	49	53.98	49	61.9 million
Total	186,507	$53.97	186,507	$61.9 million

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

Unregistered Sales

In connection with the issuance during the third quarter of 2018 of LTIP Units in PJT Partners Holdings LP to two employees of the Company, PJT Partners Inc. issued two corresponding shares of its Class B common stock, par value $0.01 per share, to these employees. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the third quarter of 2018 and plans to regularly pay quarterly dividends.

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

+2.1

Separation and Distribution Agreement by and among The Blackstone Group L.P., Blackstone Holdings I L.P., New Advisory GP L.L.C., PJT Partners Inc. and PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

+2.2

Agreement and Plan of Merger by and among CamberView Partners Holdings, LLC, PJT Partners Inc. (except for purposes of Article II and Article III), PJT Partners Holdings LP, Blue Merger Sub LLC and CC CVP Partners Holdings, L.L.C., as the securityholder representative, dated as of August 27, 2018.

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

10.1	Amended and Restated Loan Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of October 1, 2018.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

Date: November 2, 2018

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)