Form 10-K
period 2018-12-31
PJT Partners Inc.
filed 2019-02-28
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was approximately $1.1 billion.

As of February 21, 2019, there were 22,769,626 shares of Class A common stock, par value $0.01 per share, and 202 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of The Blackstone Group L.P. (“Blackstone” or our “former Parent”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to Blackstone’s unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. Throughout this Annual Report on Form 10-K, we refer to this transaction as the “spin-off.” PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the company’s operating subsidiaries, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries.

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

We have world-class franchises in each of the areas in which we compete:

Strategic Advisory

Our team of leading professionals delivers innovative solutions to highly complex challenges across mergers and acquisitions (“M&A”), strategic advisory and capital markets advisory. Our strategic advisory business offers a broad range of financial advisory and transaction execution capability, including M&A, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. In October 2018, we acquired CamberView Partners Holdings, LLC (“CamberView” or “PJT Camberview”), a leading provider of shareholder engagement services. PJT Camberview brings together the world’s leading experts from the investor community to help public companies understand, engage and succeed with their investors in complex and contested shareholder matters by developing insightful strategies, effective tactics and high impact messaging.

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

•

One Dedicated Firm with Highly Complementary Businesses. Our firm benefits from having a number of leading and complementary businesses. Our differentiated and diverse portfolio of industry, product and geographical expertise enables us to serve our clients in a unique way. Our premier advisory practices allow us to provide best-in-class advice to clients whether they are looking for growth through strategic alternatives, advice in a restructuring or reorganization or access to capital. Our deep networks across businesses allow us to connect clients and help them meet their strategic objectives.

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

•

Global Market Leadership. Our Restructuring and Special Situations Group is a global market leader. Our Park Hill business has a leading market position across all four of its businesses: private equity, hedge funds, real estate and secondary advisory. Our rapidly growing premier Strategic Advisory business is comprised of industry leading practitioners and has been the named advisor on some of the most high-profile and complex transactions. With the acquisition of CamberView, we added another best-in-class advisory business to our offering.

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

•	Expand Our Addressable Market. We are focused on expanding into new geographies, sectors and capabilities.
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

•

Enhance Collaboration Among Our Businesses to Better Serve Clients. We operate a scaled, diversified global advisory franchise comprised of complementary businesses, which each share our culture of excellence, teamwork and entrepreneurship. Our partners and team members have relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments as well as expertise in multiple product areas, industry verticals and geographies. By operating in a more integrated and cohesive manner we are able to offer our clients a comprehensive and differentiated suite of advisory services. In addition, our deep networks across our businesses allow us to connect clients and provide incremental value in helping them meet their strategic objectives.

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

Our Talent

As a global advisory-focused investment bank focused solely on providing innovative services to our clients, our people are our most valuable asset. Our partners average over 25 years of relevant experience, which they leverage to provide the highest quality advice across our broad suite of strategic advisory, shareholder engagement, restructuring and special situations and private fund advisory and placement services. Our partners are supported by a first-rate team of professionals and we are committed to developing and maximizing their talent and skills. We strive to maintain a work environment that fosters professionalism, excellence, integrity and collaboration among our employees.

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

As of December 31, 2018, we employed 590 individuals globally, including 71 partners.

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

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the U.S. and across the globe. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. PJT Partners LP, through which strategic advisory, shareholder engagement and restructuring and special situations services are conducted in the United States, and Park Hill Group LLC, which is an entity within the Park Hill private fund advisory and placement services business, are registered broker-dealers. These registered broker-dealers are subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of, its member firms, which would include any such registered broker-dealer. State securities regulators also have regulatory or oversight authority over any such registered broker-dealer.

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

Further, Park Hill Group LLC is a registered commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps and various other financial instruments in which certain of Park Hill Group LLC’s clients may invest.

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

Park Hill Group LLC is also affected by various state and local regulations or policies that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including but not limited to, regulations in New York State, New York City, Illinois and California. Similar measures are being considered or have been implemented in other jurisdictions.

Organizational Structure

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The ownership interests of the holders (other than PJT Partners Inc.) of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) are reflected as non-controlling interests in PJT Partners Inc.’s consolidated financial statements as of December 31, 2018.

Our employees and certain current and former Blackstone executive officers and employees also hold all issued and outstanding shares of the Class B common stock of PJT Partners Inc. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units (which is a class of partnership interests) in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. In connection with the spin-off, Blackstone’s senior management, including Mr. Schwarzman and all of Blackstone’s other executive officers, provided an irrevocable proxy to Mr. Taubman to vote their shares of Class B common stock for so long as Mr. Taubman is the Chief Executive Officer of PJT Partners Inc. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share, representing significantly less than one percent of the voting power entitled to vote thereon. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The voting power on applicable matters afforded to holders of partnership interests by their shares of Class B common stock is automatically and correspondingly reduced as they exchange Partnership Units for cash or for shares of Class A common stock of PJT Partners Inc. pursuant to the exchange agreement. If at any time the ratio at which Partnership Units are exchangeable for shares of Class A common stock of PJT Partners Inc. changes from one-for-one, the number of votes to which Class B common stockholders are entitled on applicable matters will be adjusted accordingly. Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.

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

Refer to Note 13. “Transactions with Related Parties” and Note 14. “Commitments and Contingencies—Transactions and Agreements with Blackstone” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” for further information about agreements entered into in connection with the spin-off.

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

Changing market conditions, including as a result of tariffs and global trade uncertainties, can adversely affect our business in many ways, including by reducing the volume of the transactions involving our business, which could materially reduce our revenue.

As a participant in the financial services industry, we are materially affected by conditions in the global financial markets and economic conditions throughout the world, including many factors beyond our control, such as tariffs and global trade uncertainties. For example, a substantial portion of our revenue is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. In addition, during periods of strong market and economic conditions, the volume and value of restructuring and reorganization transactions may decrease, thereby reducing the demand for our restructuring and special situations services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of such advisory transactions. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions.

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

Park Hill provides private fund advisory and placement services for alternative investment managers, including private equity funds, real estate funds and hedge funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity, hedge and real estate funds. Our ability to assist fund managers and sponsors raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. Additionally, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited, the results of Park Hill may be adversely affected.

Our revenue in any given period is dependent in part on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

A substantial portion of our revenue in any given period is dependent in part on the number of fee-paying clients in such period. We had 141 clients and 120 clients that generated fees equal to or greater than $1 million for the years ended December 31, 2018 and 2017, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2018 or 2017.

We have recorded net losses in the past and we may experience net losses in the future.

We have recorded consolidated or combined net losses in two of the five years ended December 31, 2018. A primary component of these net losses in each period was significant non-cash charges, consisting primarily of transaction-related compensation charges associated with Blackstone’s initial public offering (“IPO”), our spin-off from Blackstone, acquisition of CamberView, and the amortization of intangible assets that were recorded in connection with Blackstone’s IPO, acquisition of PJT Capital LP and acquisition of CamberView. We expect such non-cash charges to continue to be significant for the next few years and, as a result, we may record net losses during such periods.

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

The near-term vesting of equity awarded to key personnel may diminish our ability to retain and motivate our professionals. There is no guarantee that our non-competition and current compensation arrangements with our professionals, in which we mandatorily defer a substantial portion of their annual incentive bonus in the form of cash and equity awards with multi-year vesting periods, will provide sufficient protections or incentives to prevent our partners and other key personnel from resigning to join our competitors. The departure of a number of partners or groups of professionals could have a material adverse effect on our business and profitability.

Our revenue and profits are highly volatile on a quarterly basis and may cause the price of our Class A common stock to fluctuate and decline.

Our revenue and profits are highly volatile. We earn advisory fees, generally from a limited number of engagements that generate significant fees at key transaction milestones, such as closing, the timing of which is outside of our control. We expect that we will continue to rely on advisory fees for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our advisory engagements or the market for advisory services would adversely affect our business. In addition, our financial results will likely fluctuate from quarter to quarter based on the timing of when fees are recognized, and high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in future periods. Because advisory revenue is volatile and represents a significant portion of our total revenue, we may experience greater variations in our revenue and profits than other larger, more diversified competitors in the financial services industry. Fluctuations in our quarterly financial results could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.

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

In addition, with respect to Park Hill, our private fund advisory and placement services business, we face the risk that we may not be able to collect on all or a portion of the fees that we recognize. The placement fees earned by Park Hill are generally recognized by us for accounting purposes upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are typically paid by a Park Hill client over a period of time with interest (for example, three to four years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund. There is a risk that during that period of time, Park Hill may not be able to collect all or a portion of the fees Park Hill is due for the funds advisory services it has already provided to such client. For instance, a Park Hill client’s fund may be liquidated prior to the time that all or a portion of the fees due to Park Hill are due to be paid. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the placement fees earned by Park Hill would be adversely affected.

In addition, we face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees. Certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We recorded an allowance for doubtful accounts at December 31, 2018 and 2017 of $0.7 million and $1.9 million, respectively.

Future joint ventures, strategic investments and acquisitions may result in additional risks and uncertainties in our business.

In addition to recruiting and internal expansion, we may grow our core business through joint ventures, strategic investments or acquisitions, such as the acquisition of CamberView. In the event we make strategic investments or acquisitions, we would face numerous risks and would be presented with financial, managerial and operational challenges, including the difficulty of integrating personnel, retaining clients of the acquired entity, financial, accounting, technology and other systems and management controls.

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

Policies, controls and procedures that we may be required to implement to address additional regulatory requirements, including as a result of additional foreign jurisdictions in which we operate, or to mitigate actual or potential conflicts of interest, may result in increased costs, including for additional personnel and infrastructure and information technology improvements, as well as limit our activities and reduce the positive synergies that we seek to cultivate across our businesses.

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

The U.S. Department of Justice and the SEC continue to devote significant resources to the enforcement of the FCPA. In addition, the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common shares.

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

The financial services industry is intensely competitive, highly fragmented and subject to rapid change, and we expect it to remain so. Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including the strength and depth of client relationships, industry knowledge, transaction execution skills, our range of products and services, innovation, reputation and price. In addition, in our business there are usually no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately solicited, awarded and negotiated.

We have experienced significant competition when obtaining advisory mandates, and we may experience pricing pressures in our business in the future as some of our competitors may seek to obtain increased market share by reducing fees.

Our primary competitors are large financial institutions, many of which have far greater financial and other resources and have the ability to offer a wider range of products and services. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who are able to and often do, provide financing or market making services that are often a crucial component of the types of transactions on which we advise. In addition to our larger competitors, over the last several years the number of independent investment banks that offer independent advisory services has increased. As these independent firms or new entrants into the market seek to gain market share, we could experience pricing and competitive pressures, which would adversely affect our revenues and earnings.

In addition, Park Hill operates in a highly competitive environment and the barriers to entry into the private fund advisory and placement services business are low.

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

In addition, several states and municipalities in the United States, including, but not limited to, California, Illinois, New York State and New York City have adopted “pay-to-play” and placement agent rules, which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements of Park Hill Group LLC or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact our Park Hill business.

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

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients and other third parties. We may be subject to attempted security breaches and cyber-attacks and, while we are not aware of any such occurrence that may have had a material impact to date, a successful breach of our systems, or the systems used by our clients and other third parties, could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our and third-party systems on which we rely, there can be no assurance that these measures will provide adequate protection, especially because the cyber-attack techniques used change frequently or are not recognized until launched. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures. If our or third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

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

We may not be able to generate sufficient cash in the future to service any current or future indebtedness or other contractual obligations, or a significant deterioration in the credit markets or the failure of one or more commercial banking institutions, could adversely affect our liquidity.

Our ability to make scheduled payments on or to refinance any current or future debt obligations or other contractual obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any current or future indebtedness. If our cash flows and capital resources are insufficient to fund any current or future debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness or other contractual obligations.

As of December 31, 2018, we had cash, cash equivalents and investments of $108.3 million, of which $3.3 million was invested in U.S. Treasury securities. We monitor developments relating to the liquidity of these instruments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash or other assets could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which could have a material adverse effect on the value of our stock.

Our international operations are subject to certain risks, which may affect our revenue.

For the year ended December 31, 2018, we earned 19.2% of our total revenues from our international operations. We intend to continue to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial, business, regulatory and reputational risks, which could include the following:

•	greater difficulties in managing and staffing foreign operations;
•	language and cultural differences;
•	fluctuations in foreign currency exchange rates that could adversely affect our results;
•	unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers;
•	restrictions on travel;
•	longer transaction cycles;
•	higher operating costs;
•	local labor conditions and regulations;
•	adverse consequences or restrictions on the repatriation of earnings;
•	potentially adverse tax consequences, such as trapped foreign losses;
•	less stable political and economic environments; and
•	civil disturbances or other catastrophic events that reduce business activity.

If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results.

As part of our day-to-day operations outside of the United States, we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.

We may enter into new lines of business, which may result in additional risks and uncertainties in our business.

We currently generate substantially all of our revenue from our strategic advisory, shareholder engagement, restructuring and special situations and private fund advisory and placement services businesses. However, we may grow our business by entering into new lines of business. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business.

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

Because our financial statements are denominated in U.S. dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results.

A change in relevant income tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could result in an audit adjustment or revaluation of our deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented in the consolidated financial statements.

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to our facts and circumstances is sometimes open to interpretation. Management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations or treaties enacted in the future may cause us to remeasure our deferred tax assets and have a material change to our effective tax rate.

The Tax Cuts and Jobs Act (the “Tax Legislation”) has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits and introducing new anti-base erosion provisions. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. Accounting principles generally accepted in the United States of America required all companies to reflect the effects of the new law in financial statements of the period in which the law was enacted. Accordingly, we remeasured our deferred tax assets and liabilities based on the new rate and recorded an adjustment related to a decrease in the Amount Due Pursuant to Tax Receivable Agreement as of December 31, 2017. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our Class A common stock.

The range of potential outcomes relating to arrangements between the European Union and the United Kingdom may adversely affect our business.

We conduct our business in European Union (“E.U.”) countries through our United Kingdom (“U.K.”) subsidiary, PJT Partners (UK) Limited, which is authorized and regulated in the U.K. by the Financial Conduct Authority. On June 23, 2016, the U.K. voted to leave the E.U. and on March 29, 2017, the U.K. began the process to withdraw from the E.U., with a deadline of March 2019 for withdrawal. When the U.K. ultimately leaves the E.U., the impact of the resulting commercial, regulatory and legal environment is yet to be determined. These arrangements are difficult to predict, and uncertainty regarding their outcome may continue for some time. Our U.K. entity, PJT Partners (UK) Limited, primarily services U.K. and European-domiciled clients. Adverse conditions arising from a U.K. exit from the E.U. could adversely affect our U.K. business and operations. The U.K.’s exit from the E.U. will also cause PJT Partners (UK) Limited to lose its E.U. financial services passporting rights, which allows it to operate, on a cross-border and off-shore basis, in all E.U. countries without obtaining regulatory approval outside of the U.K., which would increase our legal, compliance and operational costs. We have begun to develop contingency plans with respect to the regulation of our European operations. However, there is no certainty that our European operations will not be disrupted upon the U.K.’s exit from the E.U. In addition, the ongoing uncertainty around the U.K.’s exit from the E.U. has impacted the geopolitical and macroeconomic environment. If these conditions continue or if current conditions worsen, our business could potentially be adversely affected, which may materially impact our financial position and results of operations.

The cost of compliance with international broker-dealer, employment, labor, benefits, privacy and tax laws and regulations may adversely affect our business and hamper our ability to expand internationally.

Since we operate our business both in the U.S. and internationally, we are subject to many distinct broker-dealer, employment, labor, benefits, privacy and tax laws in each jurisdiction in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. In addition, the E.U.’s new data privacy and security framework, the General Data Protection Regulations (the “GDPR”), took effect on May 25, 2018. As we engage in significant business in Europe, we are subject to the GDPR’s requirements. If we are required to comply with other new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.

Restrictions in the credit agreement governing our term loan and revolving credit facility may impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests.

We have obtained a revolving credit facility in an aggregate principal amount of $40 million with the option for a temporary increase of up to $60 million total. We also borrowed $30 million under a term loan under the credit agreement that matures on January 2, 2021.

The credit agreement governing such term loan and revolving credit facility contains a number of significant covenants that, among other things, would require us to maintain certain minimum tangible net worth and liquidity and maximum leverage levels and the covenants may restrict our ability to:

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

The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share, representing significantly less than one percent of the voting power entitled to vote thereon. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. At December 31, 2018, our executive officers and directors held and/or controlled (including by way of the proxy granted to Mr. Taubman by certain executive officers of Blackstone in connection with the spin-off) 3.0% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 32.9% of the combined voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At December 31, 2018, our Class B common stockholders held significantly less than one percent of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 46.6% of the combined voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including Mr. Taubman, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, other than director elections and removals, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including Mr. Taubman, may gain the ability in the future to exercise significant influence over the outcome of director elections and removals as well.

Additionally, as of December 31, 2018, our Class B common stockholders own 41.5% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unitholders’ tax or other considerations even where no similar benefit would accrue to us.

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

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of Class A common stock of $38.76 and the London Interbank Offered Rate (“LIBOR”) of 3.01% at December 29, 2018, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2018, the aggregate amount of these termination payments would be $116.8 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

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

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

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

See “Certain Relationships and Related Person Transactions—PJT Partners Holdings LP Amended and Restated Limited Partnership Agreement” in our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders (our “2018 Proxy Statement”).

Risks Relating to Our Class A Common Stock

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional partnership units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2018, we have 2,977,413,213 shares of Class A common stock authorized but unissued, including 16,093,120 shares of Class A common stock that may be issued upon exchange of Partnership Units. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. We have reserved 7,000,000 shares for issuance of new awards under our 2015 Omnibus Incentive Plan. In addition, as described under “Report of the Compensation Committee—Narrative Disclosure Relating to the Summary Compensation Table and the Grants of Plan-Based Awards Table—Partner Agreements—Merger and Spin-off

Transaction Equity Grants—Founder Earn-Out Units” in our 2018 Proxy Statement, Mr. Taubman and the other partners and employees of the Company received Earn-Out Units in PJT Partners Holdings LP that are subject to both service and market conditions. Any Class A common stock that we issue, including under our 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of PJT Partners Inc.

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

Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund cash-settled exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder. Issuing significant numbers of shares of our Class A common stock upon exchange of Partnership Units could adversely affect the tax consequences to Blackstone of the distribution. Accordingly, while we retain the right under the Exchange Agreement to elect to settle exchanges in cash or in shares of our Class A common stock in our sole discretion, we currently intend to limit such issuances of Class A common stock in settlement of exchanges of Partnership Units to the extent necessary to preserve the intended tax-free nature of the spin-off and to comply with our obligations under the Tax Matters Agreement. The market price of shares of our Class A common stock could decline as a result of sales of our Class A common stock to fund cash-settled exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of Class A common stock received in stock-settled exchanges or, in each case, the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. See “Certain Relationships and Related Person Transactions—Exchange Agreement” in our 2018 Proxy Statement.

Our decision to return cash to our shareholders through repurchases of our Class A common stock may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders.

We have authority from our board of directors to repurchase shares of our Class A common stock in an amount up to $100 million. As of December 31, 2018, the available amount remaining for repurchases under this program was $32.9 million, which we may implement through open market purchases, privately negotiated transactions or otherwise, after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement) and other factors we deem relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized. Furthermore, there can be no assurance that any past or future repurchases will have a positive impact on our stock price or that the share repurchase plan provides the best use of our capital because the value of our common stock may decline significantly below the levels at which we repurchased shares of common stock.

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

From time to time, the Company and its affiliates may be subject to legal proceedings and claims in the ordinary course of business. In addition, government agencies and self-regulatory organizations in countries in which we conduct business conduct periodic examinations and may initiate administrative proceedings regarding the Company’s and its affiliates’ business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, or its directors, officers or employees. It is our policy to cooperate fully with such governmental requests, examinations and administrative proceedings. In view of the inherent difficulty of determining whether any loss in connection with any such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

Two separate actions were filed in New York state court, in June 2017 (the “Moore Complaint”) and January 2018 (the “Weekapaug Complaint”), against defendants including PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. Generally, the complaints allege that inadequate supervision enabled Caspersen to commit multiple frauds while using Park Hill Group’s name and business resources. The two actions assert claims against the entity defendants for fraud (under theories of apparent authority and respondeat superior) and negligent supervision premised on frauds perpetrated by Caspersen during the period of his employment at Park Hill Group both before and after the October 1, 2015 spin-off of PJT Partners from The Blackstone Group L.P. PJT Partners Inc. and Park Hill Group moved to dismiss the Moore Complaint on August 24, 2017. On August 13, 2018, the court issued a Decision and Order dismissing all of the claims asserted against PJT Partners Inc. and Park Hill Group in the Moore Complaint except for the fraud-based apparent authority claim, which is now in the discovery phase of the action. Plaintiffs and PJT Partners Inc. and Park Hill Group have appealed the court’s August 2018 decision. PJT Partners Inc. and Park Hill Group moved to dismiss the Weekapaug Complaint on October 29, 2018. On February 15, 2019, the plaintiffs to the Weekapaug Complaint filed a notice with the court voluntarily discontinuing the action as against PJT Partners Inc., Park Hill Group LLC and The Blackstone Group L.P. with prejudice, bringing that matter to a close. Accordingly, only the Moore Complaint remains pending in the court, which we believe is without merit and will continue to vigorously defend.

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleged, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants were grouped together with other defendants who were all alleged generically to have conspired to defraud the State of New Mexico. On November 30, 2015, after several years of motion practice, including an earlier decision by the New Mexico Supreme Court to consolidate this case with another case by the same plaintiffs (in which the Park Hill Defendants were not parties), the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. On June 6, 2017, the court granted the motion to dismiss brought on behalf of the State of New Mexico, the effect of which dismissed the action against the Park Hill Defendants. Plaintiffs have filed an appeal of the court’s decision.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NYSE under the symbol “PJT.” There is no publicly traded market for our Class B common stock, which is held by the limited partners of PJT Partners Holdings LP.

As of February 21, 2019, there were 147 holders of record of our Class A common stock. This does not include the number of holders that hold Class A common stock in “street name” through banks or broker-dealers.

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

The stock performance graph below compares the performance of an investment in our Class A common stock from October 1, 2015 (the first day our common stock began “regular-way” trading on the NYSE) through December 31, 2018, with that of the S&P 500 Index and the S&P Financials Index. Prior to October 1, 2015, there was no public market for our Class A common stock. Our Class A common stock traded on a “when-issued” basis prior to October 1, 2015. The graph assumes $100 was invested in our Class A common stock on October 1, 2015, and in the S&P 500 Index and the S&P Financials Index on September 30, 2015. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2018

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
October 1 to October 31	424,364	$46.20	424,364	$42.3 million
November 1 to November 30	203,400	46.46	203,400	32.9 million
December 1 to December 31	—	—	—	32.9 million
Total	627,764	$46.28	627,764	$32.9 million

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

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the issuance during the fourth quarter of 2018 of LTIP Units in PJT Partners Holdings LP to certain personnel and the transfer of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued twelve corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

In connection with the acquisition of CamberView, the Company issued (i) 1,348,357 shares of Class A common stock and (ii) 72,450 Partnership Units in PJT Partners Holdings LP to fourteen (14) former unitholders of CamberView. The Partnership Units in PJT Partners Holdings LP issued may be exchanged at the option of the holder for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. The Securities and Exchange Commission declared a registration statement effective on November 21, 2018 on Form S-3 (File No. 333-228517) registering the resale of the securities issued in connection with the closing of the acquisition.

The Class A common stock and Partnership Units in PJT Partners Holdings LP described above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with the sale of these securities, the Company relied on each of the former unitholders’ written representations that it was an “accredited investor” as defined in Rule 501(a) of the Securities and Exchange Commission.

ITEM 6.	SELECTED FINANCIAL DATA

For periods presented prior to October 1, 2015, the financial statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Blackstone. The results of operations for the year ended December 31, 2015 reflect the combined results of Blackstone’s operations for the period from January 1, 2015 to October 1, 2015 and the consolidated results of PJT Partners Inc., as reorganized and separated from Blackstone, through December 31, 2015. The results of operations for the years ended December 31, 2018, 2017 and 2016 reflect the results as a stand-alone, independent publicly traded company.

The statement of operations data for each of the years ended December 31, 2018, 2017 and 2016 and the statement of financial condition data as of December 31, 2018 and 2017 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2015 and 2014 and the statement of financial condition data as of December 31, 2016, December 31, 2015 and December 31, 2014 are derived from the Company’s audited financial statements that are not included elsewhere in this Annual Report on Form 10-K.

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

The selected consolidated and combined financial data should be read in conjunction with “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Statement of Operations Data
Revenues
Advisory Fees	$451,553	$386,263	$377,610	$286,014	$271,278
Placement Fees	111,035	102,785	114,968	114,058	127,664
Interest Income and Other	17,660	10,234	6,852	5,866	2,127
Total Revenues	580,248	499,282	499,430	405,938	401,069
Expenses
Compensation and Benefits	424,459	391,514	381,000	315,195	317,478
Non-Compensation Expenses	114,276	97,714	103,930	96,679	76,053
Total Expenses	538,735	489,228	484,930	411,874	393,531
Income (Loss) Before Provision (Benefit) for Taxes	41,513	10,054	14,500	(5,936)	7,538
Provision (Benefit) for Taxes	(1,045)	38,380	9,392	239	3,046
Net Income (Loss)	42,558	(28,326)	5,108	(6,175)	$4,492
Net Income (Loss) Attributable to Non-Controlling Interests	15,388	4,228	8,142	(13,751)
Net Income (Loss) Attributable to PJT Partners Inc.	$27,170	$(32,554)	$(3,034)	$7,576
Net Income (Loss) Per Share of Class A Common Stock
Basic	$1.23	$(1.73)	$(0.17)
Diluted	$1.16	$(1.73)	$(0.17)
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	21,879,574	18,858,010	18,292,717
Diluted	24,254,061	18,858,010	18,292,717
Dividends Declared Per Share of Class A Common Stock	$0.20	$0.20	$0.20

				October 1, 2015 through December 31, 2015
Net Loss				$(24,935)
Net Loss Attributable to Redeemable Non-Controlling Interests				(13,751)
Net Loss Attributable to PJT Partners Inc.				$(11,184)
Net Loss Per Share of Class A Common Stock — Basic and Diluted				$(0.61)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted				18,258,174

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$671,817	$558,965	$590,476	$467,252	$347,951
Total Liabilities (b)	$184,068	$136,511	$177,060	$125,317	$15,631
Redeemable Non-Controlling Interests (c)	$—	$—	$421,976	$309,855	$—
Non-Controlling Interests (c)	$574,236	$579,732	$—	$—	$—
Total Equity (Deficit) (c)	$487,749	$422,454	$(8,560)	$32,080	$332,320

(a)

Total Assets increased at December 31, 2018 primarily due to additional goodwill recorded related to the acquisition of CamberView. Total Assets decreased at December 31, 2017 primarily due to decreases in Accounts Receivable, Net and Deferred Tax Asset, Net being partially offset by an increase in investments in U.S. Treasury securities. The decrease in Deferred Tax Asset, Net was primarily related to the remeasurement of deferred tax assets due to the Tax Legislation. Total Assets increased at December 31, 2016 primarily due to increases in Cash and Cash Equivalents generated from operating activities during the year and Accounts Receivable. Total Assets increased at December 31, 2015 primarily related to the additional deferred tax asset recorded on October 1, 2015 related to the spin-off from Blackstone and the identifiable intangible assets recorded as part of the acquisition of PJT Capital LP.

(b)

Total Liabilities increased at December 31, 2018 primarily due to a term loan taken out in connection with the acquisition of CamberView. Total Liabilities decreased at December 31, 2017 primarily related to a decrease in Accrued Compensation and Benefits. Total Liabilities increased at December 31, 2016 primarily related to an increase in Accrued Compensation and Benefits, partially offset by a decrease in Accounts Payable, Accrued Expenses and Other Liabilities. Total Liabilities increased at December 31, 2015 primarily related to an increase in Accrued Compensation and Benefits. Prior to the spin-off on October 1, 2015, intercompany amounts due to Blackstone were typically settled monthly, which included settlements of accruals for forecast year-end incentive compensation. Blackstone retained and paid the accrual for 2015 incentive compensation in respect of amounts recorded at September 30, 2015. Incentive compensation recorded during the fourth quarter of 2015 and going forward is recorded and paid by us.

(c)

These amounts reflected the allocation of Net Income (Loss) and the adjustment to measure the Redeemable Non-Controlling Interests at their current redemption value at each reporting date. The value of these interests was reclassified to Non-Controlling Interests at their redemption value as of October 1, 2017.

On January 1, 2018, the Company adopted amended guidance from the Financial Accounting Standards Board with respect to revenue from contracts with customers using a modified retrospective approach. The Company recognized the cumulative effect of initially applying the new revenue guidance as an adjustment to the opening balance of Accumulated Deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. On an ongoing basis, the effect of the change in timing of revenue and expense recognition could be material to any given reporting period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners Inc.’s Consolidated Financial Statements and the related notes included in this Annual Report on Form 10‑K.

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

•

Our strategic advisory business offers a broad range of financial advisory and transaction execution capability, including mergers and acquisitions (“M&A”), joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. In October 2018, we acquired Camberview Partners Holdings, LLC (“CamberView” or “PJT Camberview”). PJT Camberview brings together the world’s leading experts from the investor community to help public companies understand, engage and succeed with their investors in complex and contested shareholder matters by developing insightful strategies, effective tactics and high impact messaging.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Thomson Reuters, worldwide M&A announced volume during the full year of 2018 was up 19% versus 2017.1 We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Global restructuring activity was down modestly year-over-year in a continued benign credit environment. However, given a balanced business mix of in-court and out-of-court transactions for companies, creditors and financial sponsors, our restructuring and special situations business maintained its market leading position across a broad spectrum of industries including energy; retail; healthcare; pharmaceuticals; and technology, media and telecommunications.

[1]

Source: Thomson Reuters. Aggregate mergers and acquisitions values extracted from the official Thomson Reuters Mergers & Acquisitions Review for Full Year 2018, based on figures extracted from Thomson Reuters databases as of December 31, 2018.

As investors seek to enhance returns, diversification and portfolio yield, alternative assets continue to be in demand by institutional investors on a global basis. Within certain asset classes, we are seeing increased interest in narrow and niche strategies as well as customized solutions such as joint ventures, separate accounts and direct investment opportunities.

On June 23, 2016, the United Kingdom (“U.K.”) voted to leave the European Union (“E.U.”), commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. with a deadline for withdrawal in March 2019. The full impact of Brexit remains uncertain and the political climate in Europe continues to take shape. The future terms of the U.K.’s relationship with the E.U. are still being determined. We expect that circumstances relating to Brexit will impact the Company’s organization and/or operations and are taking preparatory steps accordingly.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from Advisory Fees and Placement Fees. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

Advisory Fees – Our strategic advisory services include a broad range of financial advisory and transaction execution services relating to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, shareholder advisory and distressed sales. Our restructuring and special situations services include providing advice to corporations and creditors in recapitalizations and restructurings around the world, with particular expertise in large, complex and high-profile deals. In conjunction with providing such restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services provided by Park Hill include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Advisory Fees typically consist of retainer and transaction-based fee arrangements. The amount and timing of the fees paid vary by the type of engagement. The majority of our Advisory Fees recognized are dependent on the successful completion of a transaction.

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

Fund placement fees earned for services provided to alternative asset managers are typically recognized upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized over time as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate (typically the London Interbank Offered Rate (“LIBOR”) plus a market-based margin). For funds with multiple closings, the constraint on variable consideration is lifted upon each closing. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized over time as the constraint over variable consideration is lifted.

We may receive non-refundable up-front fees in our contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, U.S. Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Consolidated Statements of Financial Condition.

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, cash bonuses, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to employees and partners. Changes in this expense are driven by fluctuations in the number of employees, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus and equity plans can also have a significant impact on this expense category and may vary from year to year.

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

The operating entities have generally been subject to New York City Unincorporated Business Tax and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable. These taxes have been reflected in the Company’s consolidated financial statements.

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

Prior to October 1, 2017, the ownership interests of holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) were considered redeemable non-controlling interests. On October 1, 2017, certain of the restrictive covenants entered into in connection with the spin-off expired. Previously, the ability to settle exchanges of Partnership Units in shares of the Company’s Class A common stock was not entirely within the Company’s control. Consequently, the value of these interests was reclassified from Redeemable Non-Controlling Interests to Non-Controlling Interests at their redemption value as of October 1, 2017. The portion of net income (loss) attributable to the non-controlling interests is presented separately in the Consolidated Statements of Operations.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$451,553	$386,263	$377,610	$65,290	17%	$8,653	2%
Placement Fees	111,035	102,785	114,968	8,250	8%	(12,183)	(11%)
Interest Income and Other	17,660	10,234	6,852	7,426	73%	3,382	49%
Total Revenues	580,248	499,282	499,430	80,966	16%	(148)	(0%)
Expenses
Compensation and Benefits	424,459	391,514	381,000	32,945	8%	10,514	3%
Occupancy and Related	27,125	26,889	25,815	236	1%	1,074	4%
Travel and Related	23,374	13,617	11,480	9,757	72%	2,137	19%
Professional Fees	20,631	19,276	18,925	1,355	7%	351	2%
Communications and Information Services	12,539	10,770	8,875	1,769	16%	1,895	21%
Depreciation and Amortization	9,973	8,143	14,026	1,830	22%	(5,883)	(42%)
Other Expenses	20,634	19,019	24,809	1,615	8%	(5,790)	(23%)
Total Expenses	538,735	489,228	484,930	49,507	10%	4,298	1%
Income Before Provision (Benefit) for Taxes	41,513	10,054	14,500	31,459	313%	(4,446)	(31%)
Provision (Benefit) for Taxes	(1,045)	38,380	9,392	(39,425)	N/M	28,988	309%
Net Income (Loss)	42,558	(28,326)	5,108	70,884	N/M	(33,434)	N/M
Net Income Attributable to Non-Controlling Interests	15,388	4,228	8,142	11,160	264%	(3,914)	(48%)
Net Income (Loss) Attributable to PJT Partners Inc.	$27,170	$(32,554)	$(3,034)	$59,724	N/M	$(29,520)	N/M

N/M	Not meaningful.

Year Ended December 31, 2018 versus Year Ended December 31, 2017

Revenues

Total Revenues were $580.2 million for the year ended December 31, 2018 compared with $499.3 million for the year ended December 31, 2017, an increase of 16%. The change in Total Revenues was driven by increases of $65.3 million in Advisory Fees, $8.3 million in Placement Fees and $7.4 million in Interest Income and Other. The increase in Advisory Fees primarily resulted from increases in our strategic advisory and secondary advisory businesses. The increase in Placement Fees was primarily driven by increased revenues from our real estate vertical. The increase in Interest Income and Other was primarily driven by $8.2 million of reimbursable expenses that are now presented on a gross basis due to adoption of ASU 2014-09 (“new revenue guidance”).

The following table provides revenue statistics for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Advisory Fees
Number of Clients	274	153	145
Number of Fee-Paying Clients with $1 Million or More	107	88	86
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	—	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	—	—	—
Placement Fees
Number of Clients	81	79	78
Number of Fee-Paying Clients with $1 Million or More	36	34	31
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	—	—	—
Percentage of Such Clients’ Fees of Total Placement Fees	—	—	—

Expenses

Expenses were $538.7 million for the year ended December 31, 2018, an increase of $49.5 million compared with $489.2 million for the year ended December 31, 2017. The increase in expenses was primarily attributable to increases in Compensation and Benefits of $32.9 million and Travel and Related of $9.8 million. The increase in Compensation and Benefits was primarily due to higher revenues and increased headcount. The increase in Travel and Related was primarily related to reimbursable expenses that are now presented on a gross basis due to adoption of the new revenue guidance, as well as increased business activity.

Provision (Benefit) for Taxes

The Company’s Benefit for Taxes for the year ended December 31, 2018 was $1.0 million and Provision for Taxes for the year ended December 31, 2017 was $38.4 million. This resulted in an effective tax rate of -2.5% and 381.7%, respectively, based on our Income Before Provision (Benefit) for Taxes of $41.5 million and $10.1 million for the years ended December 31, 2018 and 2017, respectively. The effective tax rate decreased in the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to the prior year remeasurement of the Company’s deferred tax assets at a lower corporate tax rate due to the Tax Legislation as well as current year permanent differences related to equity-based compensation.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is derived from the Income Before Provision (Benefit) for Taxes and the percentage allocation of the income (loss) between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss).

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

On October 1, 2018, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) and related documents with First Republic Bank, as lender (the “Lender”). The Amended and Restated Loan Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $40 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Amended and Restated Loan Agreement, to up to $60 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 1, 2020, subject to extension by agreement of the Borrower and Lender.

The Amended and Restated Loan Agreement also provides for a term loan with an aggregate commitment of $30 million (the “Term Loan”). The Term Loan matures on January 2, 2021. In addition to the payment of interest described below, Borrower shall pay to the Lender installment payments of principal in the amount of (a) $4.25 million on July 1, 2019 and quarterly thereafter to January 2, 2021, and (b) $4.5 million on January 2, 2021.

The Amended and Restated Loan Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20 million. Borrowings under the Amended and Restated Loan Agreement are secured by the accounts receivable of Park Hill Group LLC and PJT Partners LP.

Outstanding borrowings under the revolving credit facility bear interest equal to the greater of a per annum rate of (a) 3%, or (b) the prime rate minus 1.0%. Outstanding borrowings under the Term Loan bear interest equal to the greater of a per annum rate of (a) 3.25%, or (b) the prime rate minus 0.75%. During an event of default, overdue principal under both the revolving credit facility and Term Loan bear interest at a rate 2.0% in excess of the otherwise applicable rate of interest. In connection with the closing of the Amended and Restated Loan Agreement, the Borrower paid the Lender certain closing costs and fees. In addition, on and after the closing date, the Borrower will also pay a commitment fee on the undrawn portion of the revolving credit facility of 0.125% per annum, payable quarterly in arrears.

As of December 31, 2018 and 2017, we were in compliance with the debt covenants under the Amended and Restated Loan Agreement.

We evaluate our cash needs on a regular basis in light of current market conditions. As of December 31, 2018 and 2017, we had cash, cash equivalents and investments in U.S. Treasury securities of $108.3 million and $182.7 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of December 31, 2018 and 2017, total accounts receivable were $217.8 million and $190.4 million, respectively, net of allowance for doubtful accounts of $0.7 million and $1.9 million, respectively. Included in Accounts Receivable are long-term receivables of $77.9 million and $77.7 million as of December 31, 2018 and 2017, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses, including cash compensation to our employees, funding the cash redemption of Partnership Units, repurchasing shares of the Company’s Class A common stock, paying income taxes, making distributions to our shareholders in accordance with our dividend policy, capital expenditures, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate or raise cash in the future. This depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors. Furthermore, our ability to forecast future cash flows is more limited because we do not have a long-established operating history as a stand-alone company. If our cash flows from operations are less than we expect, we may need to incur debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangements we have in place will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) our credit ratings or absence of a credit rating, (b) the liquidity of the overall capital markets, and (c) the current state of the economy. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

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

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 16. “Regulated Entities” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, shareholder engagement, restructuring and special situations and private fund advisory and placement services businesses. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

During the year ended December 31, 2018, we repurchased 1.3 million shares of Class A common stock at an average price per share of $50.14, or $64.9 million in aggregate, pursuant to this share repurchase program. As of December 31, 2018, the available amount remaining for repurchases under this program was $32.9 million.

During the year ended December 31, 2017, we repurchased 60,333 shares of Class A common stock at an average price of $38.12, or $2.3 million in aggregate, pursuant to this share repurchase program.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2018:

Contractual Obligations	2019	2020–2021	2022–2023	Thereafter	Total
	(Dollars in Thousands)
Operating Leases (a)	$23,063	$39,908	$41,632	$66,130	$170,733
Capital Leases (including interest)	130	113	2	—	245
Loan Payable (b)	8,500	21,500	—	—	30,000
Purchase Obligations	4,977	5,210	130	99	10,416
Tax Benefit Liability (c)	2,991	1,300	—	—	4,291
Amount Due Pursuant to Tax Receivable Agreement (d)	576	1,123	1,123	5,634	8,456
Total	$40,237	$69,154	$42,887	$71,863	$224,141

(a)

We lease our office space under agreements that expire at various dates through 2030. Further disclosure regarding rent is provided in Note 14. “Commitments and Contingencies—Commitments, Leases” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. In connection with these lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in the Consolidated Statements of Financial Condition. The amounts presented are net of contractual sublease commitments.

(b)

Represents the principal amount due on the term loan. As of December 31, 2018, we had an outstanding principal balance of $30 million. The term loan bears interest at a variable rate, and is further described in Note 14. “Commitments and Contingencies—Commitments, Term Loan” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

(c)

Pursuant to the Employee Matters Agreement, we have agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. Further disclosure regarding this liability is provided in Note 14. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Employee Matters Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

(d)

As of December 31, 2018, we had an amount due of $8.5 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in Note 2. “Summary of Significant Accounting Policies—Amount Due Pursuant to Tax Receivable Agreement” and Note 13. “Transactions with Related Parties—Tax Receivable Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $8.9 million and $9.7 million as of December 31, 2018 and 2017, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Other

See Notes 9, 11, 14 and 15 in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information in connection with income taxes, equity compensation plans, commitments and employee benefit plans, respectively.

Off-Balance Sheet Arrangements

The Company is not involved with any off-balance sheet arrangements that are not elsewhere reflected in our consolidated financial statements.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In applying many of these accounting principles, we need to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments; however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.)

Revenue from Contracts with Customers

The services provided under contracts with customers include advisory and placement services, which are recorded as Advisory Fees and Placement Fees, respectively, in the Consolidated Statements of Operations. Additionally, we are typically reimbursed for certain professional fees and other expenses incurred that are necessary in order to provide services to the customer. These expenses are recorded in the relevant expense caption in the Consolidated Statements of Operations when incurred and recognized as revenue and recorded in accounts receivable when these amounts are invoiced to the customer. Such revenue amounts are recorded in Interest Income and Other in the Consolidated Statements of Operations.

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or a bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Additionally, we allocate the transaction price to the respective performance obligation(s) by estimating the amount of consideration in which we expect to be entitled in exchange for transferring the promised services to the customer.

For performance obligations that are satisfied over time, determining a measure of progress requires management to make judgments that affect the timing of revenue recognized.

For performance obligations that are satisfied at a point in time, we have determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the output of the service at the time it is provided to the client. Additionally, we consider control to have transferred at that point because we have a present right to payment, we have transferred the output of the service and the customer has significant risks and rewards of ownership.

Allowance for Doubtful Accounts

We perform periodic reviews of outstanding accounts receivable and our clients’ financial condition. We generally do not require collateral and establish an allowance for doubtful accounts based upon factors such as historical experience, credit quality, age of the accounts receivable balances and the current economic conditions that may affect a counterparty’s ability to pay such amounts owed to us.

After concluding that a reserved accounts receivable balance is no longer collectible, we will reduce both the gross receivable and the allowance for doubtful accounts. This is determined based on several factors, including the age of the accounts receivable balance and the creditworthiness of the counterparty.

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

In certain instances, we may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied during the vesting period, the remaining unrecognized compensation cost is accelerated.

At our discretion, we may provide compensation to certain employees with repayment obligations and/or service provisions. Such payments are recorded in Compensation and Benefits in the Consolidated Statements of Operations. We assess the potential risk of forfeiture and likelihood of recouping amounts paid, and if deemed necessary, record a provision for forfeitures in the financial statements.

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to Blackstone’s initial public offering (“IPO”), the acquisition of PJT Capital LP that occurred on October 1, 2015 and the acquisition of CamberView that occurred on October 1, 2018. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available that is regularly reviewed by management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

Our intangible assets are derived from (a) customer relationships that were established as part of Blackstone’s IPO and acquired as part of CamberView, (b) the value of the trade name as part of the acquisitions of PJT Capital LP and CamberView, and (c) the open customer backlog acquired as part of the PJT Capital LP acquisition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of four to fifteen years, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included in Depreciation and Amortization in the Consolidated Statements of Operations. We do not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Income Taxes

We use the asset and liability method of accounting for deferred tax assets and liabilities. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. We assess positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction.

Tax Receivable Agreement

Holders of Partnership Units (other than PJT Partners Inc.) may, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement), exchange their Partnership Units for cash or, at our election, for shares of Class A common stock of PJT Partners Inc. on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. PJT Partners Holdings LP has made an election under Section 754 of the Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The Internal Revenue Service may challenge all or part of the tax basis increase and increased deductions, and a court could sustain such a challenge.

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

Recent Accounting Developments

Information regarding recent accounting developments and their impact on PJT Partners can be found in Note 2. “Summary of Significant Accounting Policies—Recent Accounting Developments” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash is primarily maintained at three major U.S. financial institutions. In addition to cash and cash equivalents, we hold investments in U.S. Treasury securities, certain of which are classified as Investments in our Consolidated Statements of Financial Condition, and investments in common stock. We believe our cash, cash equivalents and investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Credit Risk

We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances and the current economic conditions that may affect a customer’s ability to pay such amounts owed to us. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. As of December 31, 2018 and 2017, our allowance for doubtful accounts was $0.7 million and $1.9 million, respectively, representing 0.3% and 1.0%, respectively, of the gross accounts receivable at the respective dates.

Interest Rate Risk

On October 1, 2018, we entered into an Amended and Restated Loan Agreement that provides for a term loan, which accrues interest at a variable rate. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our loan payable balance at December 31, 2018, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, by $0.3 million.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the years ended December 31, 2018, 2017 and 2016, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated Statements of Comprehensive Income (Loss) were a loss of $1.6 million, gain of $0.2 million and gain of $0.3 million, respectively, and in Interest Income and Other in the Consolidated Statements of Operations, a loss of $0.1 million, gain of $0.2 million and gain of $0.2 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods as we do not consider there to be significant foreign exchange risk at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 28, 2019

We have served as the Company’s auditor since 2015.

PJT Partners Inc.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2018	2017
Assets
Cash and Cash Equivalents	$106,110	$145,619
Investments	2,157	37,121
Accounts Receivable (net of allowance for doubtful accounts of $726 and $1,934 at December 31, 2018 and December 31, 2017, respectively)	217,768	190,389
Intangible Assets, Net	49,160	12,295
Goodwill	176,031	72,286
Furniture, Equipment and Leasehold Improvements, Net	34,805	33,789
Other Assets	26,935	23,464
Deferred Tax Asset, Net	58,851	44,002
Total Assets	$671,817	$558,965
Liabilities and Equity (Deficit)
Accrued Compensation and Benefits	$89,642	$96,944
Accounts Payable, Accrued Expenses and Other Liabilities	24,657	16,873
Deferred Rent Liability	16,417	17,042
Amount Due Pursuant to Tax Receivable Agreement	8,456	2,857
Taxes Payable	7,040	2,413
Deferred Revenue	7,856	382
Loan Payable	30,000	—
Total Liabilities	184,068	136,511
Commitments and Contingencies
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 23,940,185 and 18,599,454 issued at December 31, 2018 and 2017, respectively; 22,586,787 and 18,539,121 outstanding at December 31, 2018 and 2017, respectively)	240	186
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 199 issued and outstanding at December 31, 2018; 221 issued and outstanding at December 31, 2017)	—	—
Additional Paid-In Capital	150,908	30,674
Accumulated Deficit	(169,836)	(185,991)
Accumulated Other Comprehensive Income (Loss)	(627)	155
Treasury Stock at Cost (1,353,398 and 60,333 shares at December 31, 2018 and December 31, 2017, respectively)	(67,172)	(2,302)
Total PJT Partners Inc. Equity (Deficit)	(86,487)	(157,278)
Non-Controlling Interests	574,236	579,732
Total Equity	487,749	422,454
Total Liabilities and Equity	$671,817	$558,965

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Advisory Fees	$451,553	$386,263	$377,610
Placement Fees	111,035	102,785	114,968
Interest Income and Other	17,660	10,234	6,852
Total Revenues	580,248	499,282	499,430
Expenses
Compensation and Benefits	424,459	391,514	381,000
Occupancy and Related	27,125	26,889	25,815
Travel and Related	23,374	13,617	11,480
Professional Fees	20,631	19,276	18,925
Communications and Information Services	12,539	10,770	8,875
Depreciation and Amortization	9,973	8,143	14,026
Other Expenses	20,634	19,019	24,809
Total Expenses	538,735	489,228	484,930
Income Before Provision (Benefit) for Taxes	41,513	10,054	14,500
Provision (Benefit) for Taxes	(1,045)	38,380	9,392
Net Income (Loss)	42,558	(28,326)	5,108
Net Income Attributable to Non-Controlling Interests	15,388	4,228	8,142
Net Income (Loss) Attributable to PJT Partners Inc.	$27,170	$(32,554)	$(3,034)
Net Income (Loss) Per Share of Class A Common Stock
Basic	$1.23	$(1.73)	$(0.17)
Diluted	$1.16	$(1.73)	$(0.17)
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	21,879,574	18,858,010	18,292,717
Diluted	24,254,061	18,858,010	18,292,717

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Net Income (Loss)	$42,558	$(28,326)	$5,108
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(1,552)	217	252
Comprehensive Income (Loss)	41,006	(28,109)	5,360
Less:
Comprehensive Income Attributable to Non-Controlling Interests	14,618	4,351	8,285
Comprehensive Income (Loss) Attributable to PJT Partners Inc.	$26,388	$(32,460)	$(2,925)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity (Deficit)

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

(continued)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity (Deficit)

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

(continued)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2017	18,599,454	221	(60,333)	$186	$—	$30,674	$(185,991)	$155	$(2,302)	$579,732	$422,454
Adoption of Accounting Standard	—	—	—	—	—	—	(6,696)	—	—	—	(6,696)
Net Income	—	—	—	—	—	—	27,170	—	—	15,388	42,558
Currency Translation Adjustment	—	—	—	—	—	—	—	(782)	—	(770)	(1,552)
Dividends	—	—	—	—	—	—	(4,319)	—	—	—	(4,319)
Tax Distributions	—	—	—	—	—	—	—	—	—	(15)	(15)
Equity-Based Compensation	—	—	—	—	—	72,939	—	—	—	45,052	117,991
Forfeiture Liability for Equity Awards	—	—	—	—	—	(529)	—	—	—	—	(529)
Net Share Settlement	—	—	—	—	—	(22,432)	—	—	—	—	(22,432)
Deliveries of Vested Shares of Class A Common Stock	3,987,274	—	—	40	—	(40)	—	—	—	—	—
Acquisition-Related Issuance of Shares of Class A Common Stock	1,353,457	—	—	14	—	69,520	—	—	—	3,563	73,097
Issuance of Shares of Class B Common Stock	—	20	—	—	—	(6,810)	—	—	—	6,810	—
Forfeitures of Shares of Class B Common Stock	—	(7)	—	—	—	6,596	—	—	—	(6,596)	—
Cash-Settled Exchanges of Partnership Units	—	(35)	—	—	—	990	—	—	—	(68,928)	(67,938)
Treasury Stock Purchases	—	—	(1,293,065)	—	—	—	—	—	(64,870)	—	(64,870)
Balance at December 31, 2018	23,940,185	199	(1,353,398)	$240	$—	$150,908	$(169,836)	$(627)	$(67,172)	$574,236	$487,749

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net Income (Loss)	$42,558	$(28,326)	$5,108
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	117,991	115,928	89,010
Depreciation and Amortization Expense	9,973	8,143	14,026
Bad Debt Expense	1,007	624	4,132
Foreign Currency Transaction (Gains) Losses	770	(1,538)	710
Deferred Taxes	(7,832)	30,961	2,293
Gain on Reversal of Amount Due Pursuant to Tax Receivable Agreement	—	(1,561)	—
Other	(1,069)	155	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(36,593)	41,179	(64,853)
Other Assets	(930)	(8,700)	(429)
Accrued Compensation and Benefits	(5,417)	(46,098)	63,160
Accounts Payable, Accrued Expenses and Other Liabilities	(1,602)	(322)	(1,119)
Deferred Rent Liability	(638)	324	4,604
Taxes Payable	4,811	867	(145)
Deferred Revenue	(89)	(421)	354
Net Cash Provided by Operating Activities	122,940	111,215	116,851
Investing Activities
Proceeds from Repayment of Note Issued to Employee	—	—	538
Cash Paid for Acquisition, Net of Cash Received	(61,463)	—	—
Purchases of Investments	(22,000)	(57,163)	—
Maturities of Investments	59,176	19,988	—
Purchases of Furniture, Equipment and Leasehold Improvements	(7,206)	(1,062)	(13,088)
Net Cash Used in Investing Activities	(31,493)	(38,237)	(12,550)

(continued)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Financing Activities
Dividends	$(4,319)	$(3,796)	$(3,728)
Tax Distributions	(15)	(23,859)	(12,381)
Employee Taxes Paid for Shares Withheld	(22,432)	(4,074)	(266)
Cash-Settled Exchanges of Partnership Units	(68,928)	(45,511)	(16,054)
Treasury Stock Purchases	(64,870)	(2,302)	—
Proceeds from Loan	30,000	—	—
Payments Pursuant to Tax Receivable Agreement	(10)	—	—
Principal Payments on Capital Lease Obligations	(106)	(97)	(88)
Net Cash Used in Financing Activities	(130,680)	(79,639)	(32,517)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(276)	(151)	(2,502)
Net Increase (Decrease) in Cash and Cash Equivalents	(39,509)	(6,812)	69,282
Cash and Cash Equivalents, Beginning of Period	145,619	152,431	83,149
Cash and Cash Equivalents, End of Period	$106,110	$145,619	$152,431
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$501	$15,106	$6,813
Payments for Interest	$368	$—	$—
Non-Cash Receipt of Shares	$2,254	$—	$—
Supplemental Disclosure of Significant Non-Cash Activities
Non-Cash Contributions from Former Parent	$—	$—	$8,566
Acquisition of CamberView Partners LLC
Assets Acquired	$150,256	$—	$—
Liabilities Assumed	$15,696	$—	$—
Equity Purchase Price Consideration	$73,097	$—	$—

See notes to consolidated financial statements.

PJT Partners Inc.

Notes to Consolidated Financial Statements

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

Basis of Presentation

The Company prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Intercompany transactions have been eliminated for all periods presented.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary. In preparing the consolidated financial statements, management makes estimates regarding the adequacy of the allowance for doubtful accounts, evaluation of goodwill and intangible assets, realization of deferred taxes, measurement of equity-based compensation and other matters that affect the reported amounts and disclosures in the consolidated financial statements.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Assets acquired and liabilities assumed in business combinations are recorded in the Company’s Consolidated Statements of Financial Condition as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Company’s Consolidated Statements of Operations from their respective dates of acquisition.

Revenue Recognition

The services provided under contracts with customers include advisory and placement services, which are recorded as Advisory Fees and Placement Fees, respectively, in the Consolidated Statements of Operations. Additionally, the Company is typically reimbursed for certain professional fees and other expenses incurred that are necessary in order to provide services to the customer. These expenses are recorded in the relevant expense caption in the Consolidated Statements of Operations when incurred and recognized as revenue and recorded in accounts receivable when these amounts are invoiced to the customer. Such revenue amounts are recorded in Interest Income and Other in the Consolidated Statements of Operations.

At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or a bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Additionally, the Company allocates the transaction price to the respective performance obligation(s) by estimating the amount of consideration in which the Company expects to be entitled in exchange for transferring the promised services to the customer.

Advisory Fees

Strategic advisory services include a broad range of financial advisory and restructuring services, which includes providing financial advice regarding acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, shareholder advisory, distressed sales, recapitalizations and restructurings, including raising various forms of financing, and portfolio liquidity solutions related to unfunded commitment relief and investments in secondary markets.

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

The Company may also be engaged to provide a fairness opinion to the client or the client may request that the Company arrange interim financing. The Company has determined that the delivery of either of these services represents a separate performance obligation that is satisfied at a point in time when the opinion or interim financing is delivered to the client as the customer is able to direct the use of, and obtain substantially all of the benefits from, the service at that point.

With respect to the transaction price for advisory services, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified event. The types of fees may vary in each engagement, but payments for Advisory Fees are generally due promptly upon completion of a specified event or, for retainer fees, periodically over the course of the engagement.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

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

With respect to contracts for which Placement Fees are recognized, the Company has determined that the provision of overall capital advisory services in contemplation of a potential fund placement or capital raise is satisfied over time. Fees related to this performance obligation are recognized over time using a time-based method as the customer simultaneously receives and consumes the benefits of the capital advisory services as they are provided.

With respect to the transaction price for placement services, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of a specified event. Placement Fees are typically payable upon completion of a fund closing or may be paid in installments over three or four years with interest being charged to the outstanding balance. With respect to such fees paid over time, the Company has determined there is not a significant financing component related to such contracts. Placement fees earned for services to corporate clients are typically payable upon completion.

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

Contract Balances

The timing of revenue recognition may differ from the timing of payment. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. The beginning and ending balances of Accounts Receivable, Net are included in the Consolidated Statements of Financial Condition.

The Company may receive non-refundable up-front fees in its contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided. Additionally, the Company may receive payment of certain announcement, retainer or milestone fees before the performance obligation has been fully satisfied. Such fees give rise to a contract liability and are recorded as Deferred Revenue in the Consolidated Statements of Financial Condition. The beginning and ending balances of Deferred Revenue are included in the Consolidated Statements of Financial Condition.

The Company does not establish a provision for refunds or similar obligations. Additionally, the Company is the principal in the satisfaction of performance obligations.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, U.S. Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon the London Interbank Offered Rate (“LIBOR”) plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Consolidated Statements of Financial Condition.

Fair Value of Financial Instruments

The carrying value of financial instruments approximates fair value. Financial instruments held by the Company include Cash Equivalents, Investments, Accounts Receivable and Loan Payable.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

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

U.S. Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Consolidated Statements of Financial Condition. These securities are recorded at fair value using broker quotes, reflecting inputs from auction yields.

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

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to Blackstone’s initial public offering (“IPO”), the acquisition of PJT Capital LP that occurred on October 1, 2015 and the acquisition of CamberView Partners Holdings, LLC (“CamberView”) that occurred on October 1, 2018. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available that is regularly reviewed by management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

The Company’s intangible assets are derived from (a) customer relationships that were established as part of Blackstone’s IPO and acquired as part of CamberView, (b) the value of the trade name as part of the acquisitions of PJT Capital LP and CamberView, and (c) the open customer backlog acquired as part of the PJT Capital LP acquisition. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of four to fifteen years, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included in Depreciation and Amortization in the Consolidated

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements, Net consist primarily of leasehold improvements, furniture, fixtures and equipment and office equipment and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally ten to fifteen years, and five to seven years for other fixed assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation and amortization are included in Depreciation and Amortization in the Consolidated Statements of Operations.

Fixed assets held under capital leases are recorded at the present value of the future minimum lease payments, less accumulated depreciation and amortization in Furniture, Equipment and Leasehold Improvements, Net in the Consolidated Statements of Financial Condition. Depreciation and amortization are calculated using the straight-line method over the life of the lease and are included in Depreciation and Amortization in the Consolidated Statements of Operations. The capital lease obligations are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

Foreign Currency

In the normal course of business, the Company may enter into transactions not denominated in U.S. dollars. Foreign exchange gains and losses arising on such transactions are recorded in Interest Income and Other in the Consolidated Statements of Operations. In addition, the Company consolidates a number of businesses that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are translated at the prevailing monthly average exchange rate on the dates they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are recorded in Other Comprehensive Income (Loss).

Comprehensive Income (Loss)

Comprehensive Income consists of Net Income (Loss) and Other Comprehensive Income (Loss). The Company’s Other Comprehensive Income (Loss) is comprised of foreign currency cumulative translation adjustments.

Non-Controlling Interests

Prior to October 1, 2017, the ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) were considered redeemable non-controlling interests. Redeemable Non-Controlling Interests were presented separately from Equity in the Consolidated Statements of Financial Condition and the portion of net income (loss) attributable to the redeemable non-controlling interests was presented separately in the Consolidated Statements of Operations.

On October 1, 2017, certain of the restrictive covenants entered into in connection with the spin-off expired. Previously, the ability to settle exchanges of Partnership Units in shares of the Company’s Class A common stock was not entirely within the Company’s control. Consequently, the value of these interests was reclassified from Redeemable Non-Controlling Interests to Non-Controlling Interests at their redemption value as of October 1, 2017. The portion of net income (loss) attributable to the non-controlling interests is presented separately in the Consolidated Statements of Operations.

The Company previously elected to recognize any changes in the redemption value immediately as they occurred and adjusted the carrying amount of the redeemable non-controlling interests to its redemption value at the

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

end of each reporting period. Reductions in the carrying amount of the redeemable non-controlling interests were only recorded if the Company had previously recorded increases in the carrying amount of the redeemable non-controlling interests. The change in redemption value was recognized in Redeemable Non-Controlling Interests with a corresponding adjustment to permanent equity in the Consolidated Statements of Financial Condition.

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

Compensation and Benefits

Compensation and Benefits includes salaries, cash bonuses, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to employees and partners. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

At the Company’s discretion, the Company may provide compensation to certain employees with repayment obligations and/or service provisions. Such payments are recorded in Compensation and Benefits in the Consolidated Statements of Operations. The Company assesses the potential risk of forfeiture and likelihood of recouping amounts paid, and if deemed necessary, records a provision for forfeitures in the financial statements.

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

The operating entities have generally been subject to New York City Unincorporated Business Tax and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable. These taxes have been reflected in the Company’s consolidated financial statements.

PJT Partners Inc. is subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from the operating partnership (PJT Partners Holdings LP).

Current tax liabilities are recorded in Taxes Payable in the Consolidated Statements of Financial Condition.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

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

The effects of tax adjustments and settlements with taxing authorities are presented in the Company’s consolidated financial statements in the period to which they relate as if the Company were a separate tax filer in those years.

The Company recognizes accrued interest and penalties related to uncertain tax positions in Other Expenses in the Consolidated Statements of Operations, as applicable.

Unrecognized tax benefits are recorded in Taxes Payable in the Consolidated Statements of Financial Condition, as applicable.

On December 22, 2017, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, which allowed companies to report the income tax effects of the Tax Cuts and Jobs Act (the “Tax Legislation”) as a provisional amount based on a reasonable estimate, which would be subject to adjustment during a reasonable measurement period, not to exceed twelve months, until the accounting and analysis required under GAAP is complete. The Company has finalized its analysis of the impact of the Tax Legislation and no adjustments were recorded during the measurement period.

Amount Due Pursuant to Tax Receivable Agreement

Holders of Partnership Units (other than PJT Partners Inc.) may, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement), exchange their Partnership Units for cash or, at the Company’s election, for shares of Class A common stock of PJT Partners Inc. on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. PJT Partners Holdings LP has made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

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

Contingencies and Litigation

The Company records loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements, and (b) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a loss will occur, the Company does not record an accrual for a loss contingency but describes the contingency and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made. Costs incurred with defending matters are expensed as incurred. Accruals related to loss contingencies are recorded in Other Expenses in the Consolidated Statements of Operations.

Insurance Reimbursements

Receipts from insurance reimbursements up to the amount of the losses recognized are considered recoveries. These recoveries are accounted for when they are probable of receipt. Insurance recoveries are not recognized prior to the recognition of the related loss. Any receivable for insurance recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable. Insurance reimbursements are recorded in Other Expenses in the Consolidated Statements of Operations.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

accounting standards in effect for those periods. On an ongoing basis, the effect of the change in timing of revenue and expense recognition could be material to any given reporting period.

The impact of the changes to the Company’s Consolidated Statement of Financial Condition for the adoption of the new revenue guidance was as follows:

	December 31, 2017	Adjustments	January 1, 2018
Assets
Accounts Receivable, Net	$190,389	$(5,681)	$184,708
Liabilities
Deferred Revenue	382	1,015	1,397
Equity (Deficit)
Accumulated Deficit	(185,991)	(6,696)	(192,687)

In accordance with the new revenue guidance requirements, the disclosure of the impact of adoption in the Consolidated Statement of Financial Condition and Statement of Operations is as follows as of and for the year ended December 31, 2018:

	As of and Year Ended December 31, 2018
	As Reported	Without Adoption of Revenue Standard	Effect of Change
Statement of Operations
Revenues
Advisory Fees	$451,553	$451,279	$274
Interest Income and Other	17,660	9,425	8,235
Expenses
Occupancy and Related	27,125	26,951	174
Travel and Related	23,374	15,255	8,119
Professional Fees	20,631	19,133	1,498
Communications and Information Services	12,539	12,154	385
Other Expenses	20,634	20,402	232
Income Before Benefit for Taxes	41,513	43,412	(1,899)
Benefit for Taxes	(1,045)	(249)	(796)
Net Income	42,558	43,661	(1,103)
Statement of Financial Condition
Accounts Receivable, Net	217,768	225,921	(8,153)
Taxes Receivable	6,911	6,115	796
Deferred Revenue	7,856	7,413	443
Total Equity	487,749	495,548	(7,799)

The change between the balances as reported under new and previous accounting guidance is primarily related to the accounting for reimbursable expenses, which were previously reported net and are now reported on a gross basis in both revenues and expenses in the Consolidated Statement of Operations. Additionally, under the new revenue guidance, the Company has applied a measure of progress to certain fees that are recognized over time but were previously recognized in full at the time of the revenue event.

In February 2016, the FASB issued new guidance regarding leases. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. Entities are also required to provide enhanced disclosure about leasing arrangements. The amendments retain lease classifications, distinguishing finance leases from operating leases, using criteria that are substantially similar for distinguishing capital leases from operating

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

leases in previous guidance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Adoption requires a modified retrospective approach or through a cumulative-effect adjustment to the opening balance of retained earnings. The Company has adopted this guidance using the cumulative-effect approach as of January 1, 2019. The Company elected the transition package of practical expedients to alleviate certain operational complexities related to the adoption, but has not elected the use of hindsight practical expedient. The Company’s undiscounted lease commitments, as discussed in Note 14. “Commitments and Contingencies—Commitments, Leases,” primarily relate to office space, and represent substantially all of the leases that will be subject to the new guidance. The Company is finalizing its assessment of the cumulative-effect adjustment, but expects that the adjustment will be primarily related to recording the right-of-use assets and lease liabilities in the Consolidated Statements of Financial Condition.

In June 2016, the FASB issued guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued guidance that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Adoption required a retrospective approach. The Company adopted this guidance on January 1, 2018 with no material impact on its Consolidated Statements of Cash Flows.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company adopted this guidance on January 1, 2018 with no material impact on its consolidated financial statements.

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

In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Legislation. The guidance is effective for annual and interim periods beginning after December 15, 2018, with an option to apply it in the period of adoption or on a retrospective basis for each period in which the effect of the change in the U.S. federal corporate income tax rate is recognized. Early adoption of the new guidance is permitted for reporting periods for which financial statements have not yet been issued. The Company will adopt this guidance on January 1, 2019 and does not expect the impact to be material on its consolidated financial statements.

In August 2018, the FASB issued updated guidance that modifies the disclosure requirements on fair value measurements. The updated guidance removes and modifies various disclosures under current guidance and includes additional requirements. The updated guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

3.	BUSINESS COMBINATIONS

Acquisition of CamberView

On October 1, 2018, the Company completed the acquisition of CamberView. CamberView is a leading advisory firm providing independent advice to assist public company boards of directors and management teams in building strong and successful relationships with investors. The acquisition of CamberView expands the Company’s ability to serve clients.

Pursuant to the Agreement and Plan of Merger, by and among the Company, PJT Partners Holdings LP (“Purchaser”), Blue Merger Sub LLC, a wholly owned subsidiary of Purchaser, CamberView and CC CVP Partners Holdings, L.L.C., solely in its capacity as securityholder representative, dated as of August 27, 2018 (the “Agreement”), the Company acquired 100% ownership of CamberView in exchange for a combination of (a) $68.3 million in cash, which includes the payoff of an existing loan facility held by CamberView; (b) 0.1 million Partnership Units; and (c) 1.4 million shares of the Company’s Class A common stock. A portion of the closing consideration was placed into escrow to cover potential post-closing obligations of the selling unitholders.

This transaction was accounted for as a business combination and CamberView’s operating results have been included in the Company’s financial statements from the date of the transaction. The Company has incurred $1.8 million of costs related to the acquisition, which were primarily recorded in Professional Fees in the Consolidated Statement of Operations for the year ended December 31, 2018.

The preliminary purchase price as of December 31, 2018 is comprised of the following:

Cash (a)	$68,250
Common Stock (b)	69,534
Partnership Units (c)	3,563
Total Purchase Price	$141,347

(a)	Reflects cash paid to selling unitholders and employees at closing and payoff of an existing term loan facility held by CamberView at closing.
(b)

Reflects the value of 1.4 million shares of PJT Partners Inc. Class A common stock issued to the selling unitholders of CamberView at closing based on the Company’s closing stock price of $51.55 on October 1, 2018.

(c)

Reflects the value of 0.1 million Partnership Units issued to certain CamberView employees at closing using a fair value of $47.53, which represents the closing stock price of $51.55 on October 1, 2018 discounted for holding period risk. Partnership Units shall be eligible for exchange in accordance with the Exchange Agreement starting on the first exchange date when the Partnership Units have been both outstanding and fully vested for at least six months as of the applicable exchange date.

The total preliminary purchase price includes an escrow amount of $9.0 million as well as Securityholder Representative Funds, as defined in the Agreement, of $1.0 million, which may be used to cover post-closing obligations of the selling unitholders. Any escrow proceeds released to PJT Partners Inc. will adjust the components of the purchase price allocation.

Under the terms of the acquisition agreement, the Company was required to replace a portion of CamberView employees’ former equity awards and, as such, was required to allocate a portion of the newly issued awards to the purchase price. The portion not included in the purchase price will be recorded in compensation expense according to the vesting conditions of the respective equity award agreements.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the preliminary allocation of the total purchase price:

Assets
Cash	$6,787
Accounts Receivable	2,602
Furniture, Equipment and Leasehold Improvements, Net	283
Other Assets	2,915
Identifiable Intangible Assets	40,600
Goodwill	103,745
Deferred Tax Asset	111
Total Assets	157,043
Liabilities
Accrued Compensation and Benefits	192
Accounts Payable, Accrued Expenses and Other Liabilities	8,660
Deferred Rent Liability	230
Taxes Payable	54
Deferred Revenue	6,560
Total Liabilities	15,696
Net Assets	$141,347

The excess of the preliminary purchase price over the fair value of the net assets acquired of $103.7 million was recorded as goodwill. Goodwill included the in-place workforce, which allowed the Company to continue serving its existing client base, begin marketing to potential clients and avoid significant costs reproducing the workforce.

The business combination is treated as an asset purchase for tax purposes. Similar to the purchase accounting method used for book purposes, the excess of the purchase price paid over the fair value of the net assets acquired will be recorded as goodwill for tax purposes. The amount of goodwill recorded for tax purposes will be determined based on the consideration paid at closing and will be amortized for tax purposes ratably over a fifteen year period. An estimated deferred tax asset of $0.1 million has been recognized with respect to the excess of tax goodwill over book goodwill.

The preliminary estimate of the fair value of the intangible assets acquired, which consist of CamberView’s customer relationships and trade name, is based, in part, on a valuation using an income approach. The Company considered, among other factors, the analyses of historical financial performance and an estimate of the future performance of the CamberView business. The risk adjusted discount rates used to compute the present value of individual intangible assets expected net cash flows were based upon PJT Partners Inc.’s estimated weighted average cost of capital. The estimated fair value ascribed to the identifiable intangible assets will be amortized on a straight-line basis over the estimated remaining useful life of each of the intangible assets over periods ranging between four to eight years. The carrying value of all other assets and liabilities was deemed to approximate their estimated fair value. Goodwill represents the excess of the purchase price over the fair value of net assets acquired.

The Consolidated Statement of Operations for the year ended December 31, 2018 includes the results of CamberView from the date of acquisition, October 1, 2018, through December 31, 2018. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2017 is as follows:

	Year Ended December 31,
	2018	2017
Total Revenues	$615,643	$531,990
Net Income (Loss) Attributable to PJT Partners Inc.	$26,195	$(36,825)

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the Acquisition occurred on January 1, 2017 or to project the Company’s results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

4.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table reconciles revenues recognized from contracts with customers to Total Revenues in the Consolidated Statement of Operations for the year ended December 31, 2018:

Advisory Fees	$451,553
Placement Fees	111,035
Interest Income from Placement Fees	4,906
Reimbursable Expenses	8,235
Revenues from Contracts with Customers	575,729
Sublease Income and Other	4,519
Total Revenues	$580,248

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of December 31, 2018, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $14.0 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

During the year ended December 31, 2018, the Company recognized revenue of $19.1 million related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Fee Revenue recognized by the Company during the year ended December 31, 2018 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the year ended December 31, 2018.

The beginning and ending balances of Deferred Revenue are included in the Consolidated Statements of Financial Condition. For the year ended December 31, 2018, $1.4 million of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of December 31, 2018 and December 31, 2017, the Company recorded $1.1 million and $1.2 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable are long-term receivables of $77.9 million and $77.7 million as of December 31, 2018 and 2017, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $7.5 million and $2.5 million as of December 31, 2018 and 2017, respectively, which were outstanding more than 90 days. There was no allowance for doubtful accounts with respect to such receivables as of December 31, 2018 or December 31, 2017.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

	December 31,
	2018	2017
Balance, Beginning of Year	$72,286	$72,286
Goodwill Acquired (a)	103,745	—
Balance, End of Year	$176,031	$72,286

(a)	The change in carrying amount of goodwill was the result of the business combination disclosed in Note 3. “Business Combinations.”

As of December 31, 2018 and 2017, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	December 31,
	2018	2017
Finite-Lived Intangible Assets
Customer Relationships	$62,876	$26,476
Trade Name	9,900	5,700
Total Intangible Assets	72,776	32,176
Accumulated Amortization	(23,616)	(19,881)
Intangible Assets, Net (a)	$49,160	$12,295

(a)	Excludes fully amortized intangible assets.

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2018	2017	2016
Balance, Beginning of Year	$12,295	$14,713	$23,646
Additions	40,600	—	—
Amortization Expense	(3,735)	(2,418)	(8,870)
Translation Adjustments	—	—	(63)
Balance, End of Year	$49,160	$12,295	$14,713

Amortization of Intangible Assets held at December 31, 2018 is expected to be $7.9 million for each of the years ending December 31, 2019, 2020 and 2021; $6.7 million for the year ending December 31, 2022 and $5.1 million for the year ending December 31, 2023. The intangible assets as of December 31, 2018 are expected to amortize over a weighted-average period of 6.8 years.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2018	2017
Office Equipment	$2,151	$1,758
Leasehold Improvements	38,745	33,713
Furniture and Fixtures	13,558	11,886
Total Furniture, Equipment and Leasehold Improvements	54,454	47,357
Accumulated Depreciation	(19,649)	(13,568)
Furniture, Equipment and Leasehold Improvements, Net	$34,805	$33,789

Depreciation expense was $6.2 million, $5.7 million and $5.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	December 31, 2018
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$3,297	$—	$3,297
Common Stock	2,157	—	—	2,157
Total Investments	$2,157	$3,297	$—	$5,454

	December 31, 2017
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$37,121	$—	$37,121

Investments in U.S. Treasury securities were included in Cash and Cash Equivalents and Investments as of December 31, 2018 and 2017, respectively, in the Consolidated Statements of Financial Condition.

During the years ended December 31, 2018, 2017 and 2016, there were no transfers from Level I to Level II related to U.S. Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the years ended December 31, 2018, 2017 and 2016.

The carrying value of the loan payable approximates fair value based on Level II inputs.

9.	INCOME TAXES

The Company’s pretax income is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2018	2017	2016
Income (Loss) Before Provision (Benefit) for Taxes
Domestic	$6,579	$13,597	$38,360
International	34,934	(3,543)	(23,860)
Total	$41,513	$10,054	$14,500

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Provision (Benefit) for Income Taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current
Federal Income Tax	$219	$5,083	$4,131
State and Local Income Tax	1,323	1,749	2,777
Foreign Income Tax	5,245	587	191
	6,787	7,419	7,099
Deferred
Federal Income Tax	(5,220)	28,607	2,376
State and Local Income Tax	(2,544)	2,354	(20)
Foreign Income Tax	(68)	—	(63)
	(7,832)	30,961	2,293
Provision (Benefit) for Taxes	$(1,045)	$38,380	$9,392

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2018	2017	2016
Income Before Provision (Benefit) for Taxes	$41,513	$10,054	$14,500
Provision (Benefit) for Taxes	$(1,045)	$38,380	$9,392
Effective Income Tax Rate	-2.5%	381.7%	64.8%

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2018	2017	2016
Expected Income Tax Expense at the Federal Statutory Rate	21.0%	35.0%	35.0%
Remeasurement of Deferred Tax Assets Pursuant to Tax Legislation	—	246.0%	—
Permanent Differences for Compensation	-18.6%	56.5%	33.4%
Accrual to Blackstone Related to Employee Matters Agreement	0.6%	10.4%	9.9%
Partnership (Income) Loss Not Subject to U.S. Corporate Income Taxes	-9.3%	-18.1%	-21.2%
Foreign Income Taxes	5.4%	3.1%	0.9%
State and Local Income Taxes, Net of Federal Benefit	1.3%	27.8%	14.0%
Return to Provision	—	24.0%	-6.4%
Change in Amount Due Pursuant to Tax Receivable Agreement Related to Tax Legislation	—	-5.4%	—
Rate Change Impact	-4.6%	—	—
Other	1.7%	2.4%	-0.8%
Effective Income Tax Rate	-2.5%	381.7%	64.8%

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2018	2017
Deferred Tax Assets
Tax Basis Step-Up from Blackstone	$25,938	$28,646
Deferred Compensation	12,120	15,569
Net Operating Loss	10,514	3,715
Deferred Rent	2,186	2,177
Partner Exchange Basis Step-Up	10,071	3,261
Other	3,504	199
Deferred Tax Assets Before Valuation Allowance	64,333	53,567
Valuation Allowance	(663)	(3,715)
Total Deferred Tax Assets	$63,670	$49,852
Deferred Tax Liabilities
Intangible Assets	$1,264	$1,388
Fixed Assets	1,128	1,348
Other	2,427	3,114
Total Deferred Tax Liabilities	4,819	5,850
Deferred Tax Asset, Net	$58,851	$44,002

Tax Legislation was signed into law on December 22, 2017, which lowered the U.S. corporate income tax rate to 21% as of January 1, 2018. The impact of the Tax Legislation was recorded as an increase in income tax expense of $24.7 million during the year ended December 31, 2017 due to the effects of the remeasurement of U.S. deferred tax assets at a lower enacted corporate tax rate. Additionally, the Company recorded an adjustment of $1.6 million related to a decrease in the Amount Due Pursuant to Tax Receivable Agreement in Interest Income and Other in the Consolidated Statement of Operations. The Company has finalized its analysis of the impact of the Tax Legislation and no adjustments were recorded during the measurement period.

With respect to foreign operations, the Company has an income tax net operating loss of $2.7 million with an unlimited life.

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

The Company evaluated the losses incurred in foreign operating jurisdictions in 2018 and 2017 as objective negative evidence, and concluded that it outweighs any positive evidence afforded by projections of taxable income in future years and the ability to carry forward such losses. Accordingly, the Company recorded a valuation allowance of $0.7 million and $3.7 million at December 31, 2018 and 2017, respectively, with respect to certain foreign deferred tax assets (consisting principally of the tax benefit associated with net operating losses incurred in certain foreign jurisdictions).

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

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

The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2018, the Company is not generally subject to examination by the tax authorities for years before 2015.

The Company had no unrecognized tax benefits as of December 31, 2018 and 2017.

The Company does not anticipate a material increase or decrease in unrecognized tax benefits during the coming year.

During the years ended December 31, 2018, 2017 and 2016, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

10.	NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income (loss) per share of Class A common stock for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net Income (Loss) Attributable to PJT Partners Inc.	$27,170	$(32,554)	$(3,034)
Less:
Dividends on Participating Securities	128	88	140
Net Income Attributable to Participating Securities	143	—	—
Net Income (Loss) Attributable to Shares of Class A Common Stock — Basic	26,899	(32,642)	(3,174)
Incremental Net Income from Dilutive Securities	1,325	—	—
Net Income (Loss) Attributable to Shares of Class A Common Stock — Diluted	$28,224	$(32,642)	$(3,174)
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	21,879,574	18,858,010	18,292,717
Weighted-Average Number of Incremental Shares from Unvested RSUs	2,374,487	(a)	(a)
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	24,254,061	18,858,010	18,292,717
Net Income (Loss) Per Share of Class A Common Stock
Basic	$1.23	$(1.73)	$(0.17)
Diluted	$1.16	$(1.73)	$(0.17)

(a)	These securities were determined to be anti-dilutive and therefore were excluded from the calculation of net income (loss) per share of Class A common stock.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 37,553,550 for the year ended December 31, 2018, excluding unvested RSUs and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the year ended December 31, 2018, such exchange is reflected in diluted net income per share. For the years ended December 31, 2017 and 2016, such exchange is not reflected in diluted net loss per share as the assumed exchange is not dilutive.

The following table summarizes the anti-dilutive securities for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Weighted-Average Unvested RSUs	(a)	3,767,622	2,087,696
Weighted-Average Participating RSUs	139,519	450,718	733,287
Weighted-Average Partnership Units	15,673,976	14,972,302	16,068,957

(a)	These securities were determined to be dilutive.

11.	EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

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

On October 1, 2015, the Company adopted the PJT Partners Inc. 2015 Omnibus Incentive Plan (the “PJT Equity Plan”) for the purpose of providing incentive compensation measured by reference to the value of the Company’s Class A common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. The Company has initially authorized 7 million shares of Class A common stock for issuance of new awards under the PJT Equity Plan, which is in addition to the shares that were issuable under the plan in connection with the spin-off. The Company intends to use newly-issued shares of the Company’s Class A common stock to satisfy vested RSU awards under the PJT Equity Plan.

The following table represents equity-based compensation expense and related income tax benefit for the years ended December 31, 2018, 2017 and 2016, respectively:

	Year Ended December 31,
	2018	2017	2016
Equity-Based Compensation Expense	$117,991	$115,928	$89,010
Income Tax Benefit	$9,987	$8,664	$10,678

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the spin-off, acquisition of CamberView, annual compensation process and ongoing hiring process, the Company has issued RSUs, which generally vest over a service life of three to five years. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of the Company’s unvested RSUs in PJT Partners Inc. and PJT Partners Holdings LP as of December 31, 2018 and of changes during the period January 1, 2018 through December 31, 2018 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2017	6,455,734	$25.00	244,000	$31.76
Granted	2,303,043	48.21	—	—
Vested	(4,470,251)	21.65	(133,331)	26.86
Forfeited	(49,340)	39.13	(12,374)	41.58
Dividends Reinvested on RSUs	15,019	41.93	—	—
Balance, December 31, 2018	4,254,205	$40.99	98,295	$37.17

As of December 31, 2018, there was $88.4 million of estimated unrecognized compensation expense related to unvested RSU awards. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 1.0 years.

RSU Awards with Both Service and Market Conditions

In connection with the acquisition of CamberView, the Company granted RSU awards containing both service and market conditions. The service condition requirement with respect to such equity-based awards is four years with 100% vesting occurring at the end of the fourth year. The market condition requirement will be satisfied upon the publicly traded shares of Class A common stock achieving a $79 volume-weighted average share price target over any consecutive 30-day trading period following the CamberView acquisition.

A summary of the status of the Company’s unvested RSU awards in PJT Partners Inc. with both a service and market condition as of December 31, 2018 and of changes during the period January 1, 2018 through December 31, 2018 is presented below:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2017	—	$—
Granted	253,152	26.19
Balance, December 31, 2018	253,152	$26.19

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of December 31, 2018, there was $5.1 million of estimated unrecognized compensation expense related to RSU awards in PJT Partners Inc. with both a service and market condition. The Company assumes a forfeiture rate of 4.0% to 9.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 3.8 years.

The following table presents the assumptions used to determine the fair value of the RSU awards in PJT Partners Inc. with both a service and market condition granted on October 1, 2018:

Risk-Free Interest Rate	2.9%
Dividend Yield	0.4%
Weighted-Average Volatility Factor	31.8%
Weighted-Average Expected Life (in years)	4.0
Weighted-Average Fair Value (in dollars)	$26.19

Restricted Share Awards

In connection with the acquisition of CamberView, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, equity-based compensation expense will be recognized over four years. For the year ended December 31, 2018, 5,100 restricted share awards were granted. As of December 31, 2018, no restricted shares have vested or have forfeited and there was $0.3 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 2.8 years.

Partnership Units

In connection with the spin-off, annual compensation process and ongoing hiring process, certain individuals were issued Partnership Units that, subject to certain terms and conditions, are exchangeable at the option of the holder for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of three to five years.

Additionally, in connection with the acquisition of CamberView, certain individuals were issued Partnership Units with a service life of four years.

A summary of the status of the Company’s unvested Partnership Units as of December 31, 2018 and of changes during the period January 1, 2018 through December 31, 2018 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2017	4,698,423	$21.54
Granted	300,340	49.35
Vested	(1,674,815)	21.20
Balance, December 31, 2018	3,323,948	$24.23

As of December 31, 2018, there was $40.1 million of estimated unrecognized compensation expense related to unvested Partnership Units. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 0.9 years.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Unit Awards with Both Service and Market Conditions

In connection with the spin-off, the Company also granted Partnership Unit awards containing both service and market conditions. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such Partnership Unit awards is generally five years with 20% vesting in the third year, 30% in the fourth year and 50% in the fifth year. The market condition requirement will be satisfied upon the publicly traded shares of Class A common stock achieving certain volume-weighted average share price targets over any consecutive 30-day trading period following the consummation of the spin-off, pro ratably at $48, $55, $63, $71 and $79 per share of Class A common stock. During the year ended December 31, 2018, the $48 and $55 share price targets were achieved.

The market condition requirements must be met prior to the sixth anniversary of the consummation of the spin-off. No portion of these awards will become vested until both the service and market conditions have been satisfied.

A summary of the status of the Company’s unvested Partnership Unit awards in PJT Partners Holdings LP with both a service and market condition as of December 31, 2018 and of changes during the period January 1, 2018 through December 31, 2018 is presented below:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2017	6,262,957	$5.72
Vested	(1,134,696)	5.72
Forfeited	(10,128)	5.72
Balance, December 31, 2018	5,118,133	$5.72

As of December 31, 2018, there was $5.2 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. This cost is expected to be recognized over a weighted-average period of 0.8 years.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2018, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	8,367,956	0.8
Restricted Stock Units	4,422,037	1.2
Restricted Share Awards	4,042	2.8
Total Equity-Based Awards	12,794,035	1.0

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $8.8 million, $8.6 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $62.7 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 3.1 years.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

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

In connection with the acquisition of CamberView, the Company issued 1.4 million shares of its Class A common stock on the acquisition date, October 1, 2018.

Non-Controlling Interests

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2018 and 2017, the non-controlling interest was 41.5% and 44.0%, respectively. The percentage of the Net Income (Loss) Attributable to Non-Controlling Interests will vary from this percentage primarily due to the differing level of income taxes applicable to the controlling interest.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In connection with the acquisition of CamberView, the Company issued 0.1 million Partnership Units to certain CamberView employees. Such issuance has been reflected in Non-Controlling Interests in the Consolidated Statement of Changes in Equity (Deficit).

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

During the year ended December 31, 2018, the Company repurchased 1.3 million shares at an average price per share of $50.14, or $64.9 million in aggregate, pursuant to this share repurchase program. The result of these repurchases was an increase of $64.9 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition for the year ended December 31, 2018. With respect to repurchases of the Company’s Class A common stock during the year ended December 31, 2017, the Company recorded an increase of $2.3 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition.

13.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 1.4 million and 1.2 million Partnership Units, respectively, for cash in the amounts of $68.9 million and $45.5 million, respectively, for the years ended December 31, 2018 and 2017. Such amounts are recorded as a reduction of Non-Controlling Interests in the Consolidated Statements of Financial Condition.

During the fourth quarter of 2018, the Company was presented with 216,330 Partnership Units to be exchanged. The Company elected to settle the exchange of these Partnership Units on February 14, 2019 for cash for an aggregate payment of $9.4 million. The price per Partnership Unit paid by the Company was $43.63, which was equal to the volume-weighted average price of a share of the Company’s Class A common stock on February 11, 2019.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Registration Rights Agreement

The Company has entered into a registration rights agreement with the limited partners of PJT Partners Holdings LP pursuant to which the Company granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act of 1933 shares of Class A common stock delivered in exchange for Partnership Units. The registration rights agreement does not contain any penalties associated with failure to file or maintain the effectiveness of a registration statement covering the shares owned by individuals covered by such agreement.

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of December 31, 2018 and 2017, the Company had amounts due of $8.5 million and $2.9 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement: $0.6 million for each of the years ending December 31, 2019, 2020, 2021, 2022 and 2023, and $5.6 million in years thereafter. Actual payments may differ significantly from estimated payments.

Aircraft Lease

On occasion, certain of the Company’s executive officers, employees and their families may make use of aircraft in which the Company owns a fractional interest (the “Aircraft”). Any such personal use of the Aircraft is charged to the executive officer or employee based on market rates and usage. The amount is not material to the consolidated financial statements.

14.	COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On October 1, 2018, PJT Partners Holdings LP, as borrower (“Borrower”) entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) and related documents with First Republic Bank, as lender (the “Lender”). The Amended and Restated Loan Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $40.0 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Amended and Restated Loan Agreement, to up to $60.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 1, 2020, subject to extension by agreement of the Borrower and Lender.

As of December 31, 2018 and 2017, there were no borrowings under the revolving credit facility.

Term Loan

The Amended and Restated Loan Agreement also provides for a term loan with an aggregate commitment of $30.0 million (the “Term Loan”). The Term Loan matures on January 2, 2021. In addition to the payment of interest described below, Borrower shall pay to the Lender installment payments of principal in the amount of (a) $4.25 million on July 1, 2019 and quarterly thereafter to January 2, 2021, and (b) $4.5 million on January 2, 2021.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Amended and Restated Loan Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20.0 million. Borrowings under the Amended and Restated Loan Agreement are secured by the accounts receivable of Park Hill Group LLC and PJT Partners LP.

Outstanding borrowings under the revolving credit facility bear interest equal to the greater of a per annum rate of (a) 3%, or (b) the prime rate minus 1.0%. Outstanding borrowings under the Term Loan bear interest equal to the greater of a per annum rate of (a) 3.25%, or (b) the prime rate minus 0.75%. During an event of default, overdue principal under both the revolving credit facility and Term Loan bear interest at a rate 2.0% in excess of the otherwise applicable rate of interest. In connection with the closing of the Amended and Restated Loan Agreement, the Borrower paid the Lender certain closing costs and fees. In addition, on and after the closing date, the Borrower will also pay a commitment fee on the undrawn portion of the revolving credit facility of 0.125% per annum, payable quarterly in arrears.

As of December 31, 2018 and 2017, the Company was in compliance with the debt covenants under the Amended and Restated Loan Agreement.

As of December 31, 2018, the future scheduled principal payments on the Term Loan are as follows:

Year Ending December 31,
2019	$8,500
2020	17,000
2021	4,500
$30,000

Leases

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord and are recognized on a straight-line basis over the term of the lease agreement.

Total rent expense was $24.9 million, $24.6 million and $24.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense is included in Occupancy and Related in the Consolidated Statements of Operations. These amounts include variable operating escalation payments, which are paid when invoiced.

As of December 31, 2018 and 2017, the Company maintained an irrevocable standby letter of credit for operating leases of $4.7 million and $5.0 million, respectively.

Capital lease obligations recorded are payable through 2022 at a weighted-average interest rate of 3.0%. The net book value of all assets recorded under capital leases aggregated $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of December 31, 2018, the aggregate minimum future payments required on non-cancelable leases are as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2019	$130	$26,877
2020	104	23,445
2021	9	22,305
2022	2	22,190
2023	—	22,227
Thereafter	—	67,871
Total Minimum Lease Payments	245	184,915
Less: Amount Representing Interest	11
Capital Lease Obligation	$234
Less: Sublease Proceeds		14,182
Net Minimum Lease Payments		$170,733

Contingencies

Litigation

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, after consultation with external counsel, the Company believes it is not probable and/or reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $8.9 million and $9.7 million as of December 31, 2018 and 2017, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

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

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.9 million and $0.4 million as of December 31, 2018 and 2017, respectively.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of December 31, 2018 and 2017, the Company had accrued $4.3 million and $3.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

15.	EMPLOYEE BENEFIT PLANS

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $1.2 million, $0.7 million and $0.6 million for the years December 31, 2018, 2017 and 2016, respectively, which are included in Compensation and Benefits in the Consolidated Statements of Operations.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

16.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory, shareholder engagement and restructuring and special situations services are conducted in the United States, and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $10.6 million and $96.6 million as of December 31, 2018 and 2017, respectively, which exceeded the minimum net capital requirement by $8.1 million and $96.4 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $15.0 million and $15.9 million as of December 31, 2018 and 2017, respectively, which exceeded the minimum net capital requirement by $14.7 million and $15.7 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of December 31, 2018 and 2017, both of these entities were in compliance with local capital adequacy requirements.

17.	BUSINESS INFORMATION

The Company’s activities providing strategic advisory, shareholder engagement, restructuring and special situations and private fund advisory and placement services constitute a single reportable segment. An operating segment is a component of an entity which conducts business, incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker in assessing performance and making resource allocation decisions. The Company has a single operating segment and therefore a single reportable segment.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

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

	Year Ended December 31,
	2018	2017	2016
Revenues
Domestic	$468,754	$431,617	$465,046
International	111,494	67,665	34,384
Total	$580,248	$499,282	$499,430

	December 31,
	2018	2017
Assets
Domestic	$628,437	$494,718
International	43,380	64,247
Total	$671,817	$558,965

The Company is not subject to any material concentrations with respect to its revenues for the years ended December 31, 2018, 2017 and 2016, or credit risk with respect to its accounts receivable as of December 31, 2018 and 2017.

18.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on March 26, 2019 to Class A common stockholders of record on March 6, 2019.

The Company did not identify any other subsequent events besides the exchange of Partnership Units described in Note 13. “Transactions with Related Parties—Exchange Agreement.”

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$134,042	$130,670	$140,143	$175,393
Expenses	131,423	120,532	128,061	158,719
Income Before Provision for Taxes	$2,619	$10,138	$12,082	$16,674
Net Income	$6,729	$11,020	$12,279	$12,530
Net Income Attributable to Non-Controlling Interests	1,493	4,075	4,729	5,091
Net Income Attributable to PJT Partners Inc.	$5,236	$6,945	$7,550	$7,439
Net Income Per Share of Class A Common Stock
Basic	$0.27	$0.30	$0.34	$0.32
Diluted	$0.24	$0.30	$0.33	$0.22
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.05	$0.05

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

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

PJT Partners Inc.

Schedule II – Valuation and Qualifying Accounts

(Dollars in Thousands)

	Allowance for Doubtful Accounts
	Year Ended December 31,
	2018	2017	2016
Balance, Beginning of Period	$1,934	$4,374	$862
Additions:
Bad Debt Expense	1,007	624	3,512
Deductions:
Charge-offs of Uncollectible Balances	(2,215)	(3,064)	—
Balance, End of Period	$726	$1,934	$4,374

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

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

February 28, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained in the sections captioned “Compensation of Our Executive Officers,” “Compensation of Directors” and “Report of the Compensation Committee” of the Proxy Statement is incorporated herein by reference.

Information regarding our compensation committee and compensation committee interlocks under the caption “Corporate Governance Matters—Board Committees” and “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections captioned “Proposal 3—Approval of the Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

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

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Item 8 above.

2.	Financial Statement Schedules

See “Index to Consolidated Financial Statements” in this Annual Report on Form 10-K included in Item 8 above.

3.	Exhibits:

Exhibit
Number

2.1*

Separation and Distribution Agreement by and among The Blackstone Group L.P., Blackstone Holdings I L.P., New Advisory GP L.L.C., PJT Partners Inc. and PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

2.2*

Agreement and Plan of Merger by and among CamberView Partners Holdings, LLC, PJT Partners Inc., PJT Partners Holdings LP, Blue Merger Sub LLC and CC CVP Partners Holdings, L.L.C., dated as of August 27, 2018 (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36869) filed with the Securities and Exchange Commission on November 2, 2018.)

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

10.3

Amended and Restated Loan Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of October 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36869) filed with the Securities and Exchange Commission on November 2, 2018).

10.4

Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

Exhibit
Number

10.5

Amendment to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 29, 2016).

10.6

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 12, 2016 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 28, 2017).

10.7

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of January 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File 001-36869) filed with the Securities and Exchange Commission on May 4, 2018).

10.8

Exchange Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and the holders of partnership units from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on October 5, 2015).

10.9

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

10.12+

PJT Partners Inc. Amended and Restated Bonus Deferral Plan, dated as of February 21, 2017 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-36869) filed with the Securities and Exchange Commission on February 28, 2017).

10.13+

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

10.28+

Form of Special Equity Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-36869) filed with the Securities and Exchange Commission on February 28, 2017).

10.29

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

Exhibit
Number

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
*

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

Date: February 28, 2019

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

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 28, 2019
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 28, 2019
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ James Costos	Director	February 28, 2019
James Costos

/s/ Dennis S. Hersch	Director	February 28, 2019
Dennis S. Hersch

/s/ Emily K. Rafferty	Director	February 28, 2019
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 28, 2019
Thomas M. Ryan

/s/ Kenneth C. Whitney	Director	February 28, 2019
Kenneth C. Whitney