Form 10-Q
period 2019-03-31
PJT Partners Inc.
filed 2019-05-07
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 1, 2019, there were 23,724,947 shares of Class A common stock, par value $0.01 per share, and 202 shares of Class B common stock, par value $0.01 per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	PJT	New York Stock Exchange

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

The risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2019	2018
Assets
Cash and Cash Equivalents	$54,347	$106,110
Investments	2,090	2,157
Accounts Receivable (net of allowance for doubtful accounts of $279 and $726 at March 31, 2019 and December 31, 2018, respectively)	203,908	217,768
Intangible Assets, Net	47,176	49,160
Goodwill	170,914	176,031
Furniture, Equipment and Leasehold Improvements, Net	34,814	34,805
Operating Lease Right-of-Use Assets	145,949	—
Other Assets	46,057	26,935
Deferred Tax Asset, Net	61,091	58,851
Total Assets	$766,346	$671,817
Liabilities and Equity (Deficit)
Accrued Compensation and Benefits	$26,490	$89,642
Accounts Payable, Accrued Expenses and Other Liabilities	20,560	24,657
Operating Lease Liabilities	161,201	—
Deferred Rent Liability	—	16,417
Amount Due Pursuant to Tax Receivable Agreement	9,111	8,456
Taxes Payable	3,293	7,040
Deferred Revenue	7,535	7,856
Loan Payable	30,000	30,000
Total Liabilities	258,190	184,068
Commitments and Contingencies
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 25,078,345 and 23,940,185 issued at March 31, 2019 and December 31, 2018, respectively; 23,724,947 and 22,586,787 outstanding at March 31, 2019 and December 31, 2018, respectively)	251	240
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 200 issued and outstanding at March 31, 2019; 199 issued and outstanding at December 31, 2018)	—	—
Additional Paid-In Capital	112,306	150,908
Accumulated Deficit	(169,923)	(169,836)
Accumulated Other Comprehensive Income (Loss)	33	(627)
Treasury Stock at Cost (1,353,398 shares at March 31, 2019 and December 31, 2018)	(67,172)	(67,172)
Total PJT Partners Inc. Equity (Deficit)	(124,505)	(86,487)
Non-Controlling Interests	632,661	574,236
Total Equity	508,156	487,749
Total Liabilities and Equity	$766,346	$671,817

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2019	2018
Revenues
Advisory Fees	$104,467	$103,463
Placement Fees	23,312	26,120
Interest Income and Other	277	4,459
Total Revenues	128,056	134,042
Expenses
Compensation and Benefits	95,151	103,632
Occupancy and Related	7,136	6,803
Travel and Related	6,959	5,470
Professional Fees	5,802	5,199
Communications and Information Services	3,213	3,480
Depreciation and Amortization	3,620	2,007
Other Expenses	6,262	4,832
Total Expenses	128,143	131,423
Income (Loss) Before Benefit for Taxes	(87)	2,619
Benefit for Taxes	(1,024)	(4,110)
Net Income	937	6,729
Net Income (Loss) Attributable to Non-Controlling Interests	(164)	1,493
Net Income Attributable to PJT Partners Inc.	$1,101	$5,236
Net Income Per Share of Class A Common Stock
Basic	$0.05	$0.27
Diluted	$0.04	$0.24
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	23,760,876	19,356,876
Diluted	40,019,889	23,887,322

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$937	$6,729
Other Comprehensive Income, Net of Tax — Currency Translation Adjustment	1,261	769
Comprehensive Income	2,198	7,498
Less:
Comprehensive Income Attributable to Non-Controlling Interests	437	1,858
Comprehensive Income Attributable to PJT Partners Inc.	$1,761	$5,640

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Interests	Total
Balance at December 31, 2017	18,599,454	221	(60,333)	$186	$—	$30,674	$(185,991)	$155	$(2,302)	$579,732	$422,454
Adoption of Accounting Standard	—	—	—	—	—	—	(6,696)	—	—	—	(6,696)
Net Income	—	—	—	—	—	—	5,236	—	—	1,493	6,729
Other Comprehensive Income	—	—	—	—	—	—	—	404	—	365	769
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(967)	—	—	—	(967)
Equity-Based Compensation	—	—	—	—	—	25,666	—	—	—	11,396	37,062
Forfeiture Liability for Equity Awards	—	—	—	—	—	91	—	—	—	—	91
Net Share Settlement	—	—	—	—	—	(19,468)	—	—	—	—	(19,468)
Deliveries of Vested Shares of Class A Common Stock	1,135,047	—	—	11	—	(11)	—	—	—	—	—
Change in Ownership Interest	—	(6)	—	—	—	(2,204)	—	—	—	(21,874)	(24,078)
Treasury Stock Purchases	—	—	(81,810)	—	—	—	—	—	(3,890)	—	(3,890)
Balance at March 31, 2018	19,734,501	215	(142,143)	$197	$—	$34,748	$(188,418)	$559	$(6,192)	$571,112	$412,006

(continued)

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2018	23,940,185	199	(1,353,398)	$240	$—	$150,908	$(169,836)	$(627)	$(67,172)	$574,236	$487,749
Net Income	—	—	—	—	—	—	1,101	—	—	(164)	937
Other Comprehensive Income	—	—	—	—	—	—	—	660	—	601	1,261
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,188)	—	—	—	(1,188)
Equity-Based Compensation	—	—	—	—	—	23,884	—	—	—	11,089	34,973
Forfeiture Liability for Equity Awards	—	—	—	—	—	6	—	—	—	—	6
Net Share Settlement	—	—	—	—	—	(8,604)	—	—	—	—	(8,604)
Deliveries of Vested Shares of Class A Common Stock	1,088,396	—	—	11	—	(11)	—	—	—	—	—
Acquisition-Related Equity Issuance	49,764	—	—	—	—	1,889	—	—	—	398	2,287
Change in Ownership Interest	—	1	—	—	—	(55,766)	—	—	—	46,501	(9,265)
Balance at March 31, 2019	25,078,345	200	(1,353,398)	$251	$—	$112,306	$(169,923)	$33	$(67,172)	$632,661	$508,156

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net Income	$937	$6,729
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity-Based Compensation Expense	34,973	37,062
Depreciation and Amortization Expense	3,620	2,007
Amortization of Right-of-Use Assets	3,632	—
Bad Debt Expense	286	—
Deferred Taxes	(1,438)	(602)
Other	489	(2,230)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	13,858	(33,454)
Other Assets	(19,998)	(11,612)
Accrued Compensation and Benefits	(63,913)	(58,431)
Accounts Payable, Accrued Expenses and Other Liabilities	(3,043)	6,828
Operating Lease Liabilities	(5,137)	—
Deferred Rent Liability	—	188
Taxes Payable	(3,855)	(635)
Deferred Revenue	(329)	1,186
Net Cash Used in Operating Activities	(39,918)	(52,964)
Investing Activities
Purchases of Investments	—	(20,862)
Maturities of Investments	—	35,185
Purchases of Furniture, Equipment and Leasehold Improvements	(1,561)	(3,139)
Settlement of Acquisition-Related Escrow	7,485	—
Net Cash Provided by Investing Activities	5,924	11,184
Financing Activities
Dividends	(1,188)	(967)
Proceeds from Revolving Credit Facility	15,000	—
Payments on Revolving Credit Facility	(15,000)	—
Employee Taxes Paid for Shares Withheld	(8,604)	(19,468)
Cash-Settled Exchanges of Partnership Units	(9,437)	(24,306)
Treasury Stock Purchases	—	(3,890)
Payments Pursuant to Tax Receivable Agreement	(210)	(10)
Principal Payments on Finance Leases	(40)	(25)
Net Cash Used in Financing Activities	(19,479)	(48,666)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,710	1,167
Net Decrease in Cash and Cash Equivalents	(51,763)	(89,279)
Cash and Cash Equivalents, Beginning of Period	106,110	145,619
Cash and Cash Equivalents, End of Period	$54,347	$56,340
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$4,253	$604
Payments for Interest	$475	$—
Non-Cash Receipt of Shares	$—	$2,254

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) deliver a wide array of strategic advisory, shareholder engagement, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a unique portfolio of advisory services designed to help clients achieve their strategic objectives. Also, through PJT Park Hill, the Company provides private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2019, the non-controlling interest was 39.6%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Intercompany transactions have been eliminated for all periods presented.

For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Certain prior year amounts have been reclassified to conform to the current year presentation.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding leases. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. The lease-related assets will be amortized to expense over the life of the leases and the liability, and related interest expense, will be reduced as lease payments are made over the life of the lease. Entities are also required to provide enhanced disclosure about leasing arrangements. The amendments retain lease classifications, distinguishing finance leases from operating leases, using criteria that are substantially similar for distinguishing capital leases from operating leases in previous guidance.

The Company adopted the new guidance as of January 1, 2019 using the transition method that allows such guidance to be applied initially at the adoption date without restating comparative periods. The Company elected the transition package of practical expedients to alleviate certain operational complexities related to the adoption.

The impact of adoption of the lease guidance as of January 1, 2019 is as follows:

	December 31, 2018	Adjustments	January 1, 2019
Operating Lease Right-of-Use Assets	$—	$129,479	$129,479
Other Assets	26,935	(866)	26,069
Accounts Payable, Accrued Expenses and Other Liabilities	24,657	(1,190)	23,467
Operating Lease Liabilities	—	146,220	146,220
Deferred Rent Liability	16,417	(16,417)	—

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

In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for annual and interim periods beginning after December 15, 2018, with an option to apply it in the period of adoption or on a retrospective basis for each period in which the effect of the change in the U.S. federal corporate income tax rate is recognized. Early adoption of the new guidance is permitted for reporting periods for which financial statements have not yet been issued. The Company adopted this guidance on January 1, 2019 with no material impact on its consolidated financial statements.

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

Acquisition of CamberView

In October 2018, the Company completed the acquisition of CamberView Partners Holdings, LLC (“CamberView”). The preliminary purchase price as of March 31, 2019 was comprised of the following:

Cash (a)	$60,765
Common Stock (b)	71,423
Partnership Units (c)	3,961
Total Purchase Price	$136,149

(a)

Reflects cash paid to selling unitholders and employees of CamberView at closing, payoff of an existing term loan facility held by CamberView at closing and settlement of escrow balances in March 2019.

(b)

Reflects the value of 1.4 million shares of PJT Partners Inc. Class A common stock issued to the selling unitholders of CamberView at closing based on the Company’s closing stock price of $51.55 on October 1, 2018 and the value of an additional 0.1 million shares of PJT Partners Inc. Class A common stock issued to the selling unitholders related to the settlement of escrow balances in March 2019 based on the Company’s closing stock price of $40.61 on March 15, 2019.

(c)

Reflects the value of 0.1 million common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) issued to certain CamberView employees at closing using a fair value of $47.53, which represents the closing stock price of $51.55 on October 1, 2018 discounted for holding period risk as well as an additional 0.1 million Partnership Units issued to certain CamberView employees upon the settlement of escrow balances in March 2019 using a fair value of $37.44, which represents the closing stock price of $40.61 on March 15, 2019 discounted for holding period risk. Partnership Units shall be eligible for exchange in accordance with the Exchange Agreement starting on the first exchange date when the Partnership Units have been both outstanding and fully vested for at least six months as of the applicable exchange date.

The total preliminary purchase price includes Securityholder Representative Funds, as defined in the agreement and plan of merger, of $1.0 million, which may be used to cover post-closing obligations of the selling unitholders. Any release of these proceeds to PJT Partners Inc. will adjust the components of the purchase price allocation.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the preliminary allocation of the total purchase price:

	December 31, 2018	Measurement Period Adjustments	March 31, 2019
Assets
Cash	$6,787	$—	$6,787
Accounts Receivable	2,602	—	2,602
Furniture, Equipment and Leasehold Improvements, Net	283	—	283
Other Assets	2,915	(81)	2,834
Identifiable Intangible Assets	40,600	—	40,600
Goodwill	103,745	(5,117)	98,628
Deferred Tax Asset	111	—	111
Total Assets	157,043	(5,198)	151,845
Liabilities
Accrued Compensation and Benefits	192	—	192
Accounts Payable, Accrued Expenses and Other Liabilities	8,660	—	8,660
Deferred Rent Liability	230	—	230
Taxes Payable	54	—	54
Deferred Revenue	6,560	—	6,560
Total Liabilities	15,696	—	15,696
Net Assets	$141,347	$(5,198)	$136,149

The Consolidated Statement of Operations for the three months ended March 31, 2019 includes the results of CamberView. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2017 is as follows:

Three Months Ended March 31, 2018
Total Revenues	$142,210
Net Income Attributable to PJT Partners Inc.	$3,824

4.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table reconciles revenues recognized from contracts with customers to Total Revenues in the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Advisory Fees	$104,467	$103,463
Placement Fees	23,312	26,120
Interest Income from Placement Fees	1,166	1,405
Expense Reimbursement Included in Interest Income and Other	1,284	2,268
Revenues from Contracts with Customers	130,229	133,256
Sublease Income and Other	(2,173)	786
Total Revenues	$128,056	$134,042

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of March 31, 2019, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $24.1 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $4.6 million and $6.2 million, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Fee Revenue recognized by the Company during the three months ended March 31, 2019 and 2018 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three months ended March 31, 2019 and 2018.

The beginning and ending balances of Deferred Revenue are included in the Condensed Consolidated Statements of Financial Condition. For the three months ended March 31, 2019 and 2018, $5.1 million and $1.0 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of March 31, 2019 and December 31, 2018, the Company recorded $1.2 million and $1.1 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable are long-term receivables of $69.1 million and $77.9 million as of March 31, 2019 and December 31, 2018, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $9.8 million and $7.5 million as of March 31, 2019 and December 31, 2018, respectively, which were outstanding more than 90 days. There was no allowance for doubtful accounts with respect to such receivables as of March 31, 2019 or December 31, 2018.

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

Balance, December 31, 2018	$176,031
Measurement Period Adjustment (a)	(5,117)
Balance, March 31, 2019	$170,914

(a)	During the three months ended March 31, 2019, the Company recorded $5.1 million of measurement period adjustments related to the acquisition of CamberView.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2019	2018
Finite-Lived Intangible Assets
Customer Relationships	$62,876	$62,876
Trade Name	9,900	9,900
Total Intangible Assets	72,776	72,776
Accumulated Amortization
Customer Relationships	(23,080)	(21,501)
Trade Name	(2,520)	(2,115)
Total Accumulated Amortization	(25,600)	(23,616)
Intangible Assets, Net	$47,176	$49,160

Amortization expense was $2.0 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

Amortization of intangible assets held at March 31, 2019 is expected to be $6.0 million for the remainder of the year ending December 31, 2019; $7.9 million for the years ending December 31, 2020 and 2021; $6.7 million for the year ending December 31, 2022; and $5.1 million for the year ending December 31, 2023.

7.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31,	December 31,
	2019	2018
Office Equipment	$2,154	$2,151
Leasehold Improvements	39,981	38,745
Furniture and Fixtures	14,008	13,558
Total Furniture, Equipment and Leasehold Improvements	56,143	54,454
Accumulated Depreciation	(21,329)	(19,649)
Furniture, Equipment and Leasehold Improvements, Net	$34,814	$34,805

Depreciation expense was $1.6 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	March 31, 2019
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$3,245	$—	$3,245
Common Stock	2,090	—	—	2,090
Total Investments	$2,090	$3,245	$—	$5,335

	December 31, 2018
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$3,297	$—	$3,297
Common Stock	2,157	—	—	2,157
Total Investments	$2,157	$3,297	$—	$5,454

Investments in U.S. Treasury securities were included in Cash and Cash Equivalents in the Condensed Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2019 and 2018, there were no transfers from Level I to Level II related to U.S. Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the three months ended March 31, 2019 and 2018.

The carrying value of the loan payable approximates fair value based on Level II inputs.

9.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended March 31,
	2019	2018
Income (Loss) Before Benefit for Taxes	$(87)	$2,619
Benefit for Taxes	$(1,024)	$(4,110)
Effective Income Tax Rate	N/M	-156.9%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2019 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The change in tax rate between the three months ended March 31, 2019 and 2018 was primarily due to a decreased tax benefit related to the deliveries of vested shares at values in excess of their amortized cost.

As of March 31, 2019, the Company had no unrecognized tax benefits.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

10.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net Income Attributable to PJT Partners Inc.	$1,101	$5,236
Less:
Dividends on Participating Securities	—	9
Net Income Attributable to Participating Securities	—	33
Net Income Attributable to Shares of Class A Common Stock — Basic	1,101	5,194
Incremental Net Income from Dilutive Securities	540	549
Net Income Attributable to Shares of Class A Common Stock — Diluted	$1,641	$5,743
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	23,760,876	19,356,876
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	16,259,013	4,530,446
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	40,019,889	23,887,322
Net Income Per Share of Class A Common Stock
Basic	$0.05	$0.27
Diluted	$0.04	$0.24

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 39,754,828 for the three months ended March 31, 2019, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended March 31, 2018, such exchange is not reflected in diluted net income per share as the assumed exchange is not dilutive.

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Weighted-Average Unvested RSUs	(a)	(a)
Weighted-Average Participating RSUs	51,809	150,790
Weighted-Average Partnership Units	(a)	14,520,603

(a)	These securities were determined to be dilutive.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Share Repurchase Program

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million, which is in addition to the previous October 26, 2017 authorization, of which $32.9 million is remaining. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended March 31, 2019, the Company did not repurchase any shares of Class A common stock pursuant to the share repurchase program. As of March 31, 2019, the available amount remaining for repurchases under the previous authorization was $32.9 million.

11.	EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 11. “Equity-Based and Other Deferred Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table represents equity-based compensation expense and related income tax benefit for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Equity-Based Compensation Expense	$34,973	$37,062
Income Tax Benefit	$3,379	$3,239

Restricted Stock Units

A summary of the status of the Company’s unvested RSUs as of March 31, 2019 and for changes during the three months ended March 31, 2019 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2018	4,254,205	$40.99	98,295	$37.17
Granted	1,825,018	44.14	—	—
Vested	(1,767,074)	35.52	(1,255)	26.86
Forfeited	(20,692)	44.11	—	—
Dividends Reinvested on RSUs	5,406	42.66	—	—
Balance, March 31, 2019	4,296,863	$44.57	97,040	$37.30

As of March 31, 2019, there was $138.9 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.6 years. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested RSU awards with both a service and market condition as of March 31, 2019 and for changes during the three months ended March 31, 2019 is presented below:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	253,152	$26.19
Forfeited	(2,988)	26.19
Balance, March 31, 2019	250,164	$26.19

As of March 31, 2019, there was $4.8 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 3.5 years. The Company assumes a forfeiture rate of 4.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

Restricted Share Awards

In connection with the acquisition of CamberView, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the three months ended March 31, 2019, 3,591 restricted share awards were granted. For the year ended December 31, 2018, 5,100 restricted share awards were granted. As of March 31, 2019, no restricted shares have vested or have forfeited and there was $0.3 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 2.5 years.

Partnership Units

A summary of the status of the Company’s unvested Partnership Units as of March 31, 2019 and for changes during the three months ended March 31, 2019 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	3,323,948	$24.23
Granted	54,212	38.90
Vested	(152,490)	30.52
Balance, March 31, 2019	3,225,670	$24.18

As of March 31, 2019, there was $32.7 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 0.7 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Unit Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested Partnership Unit awards with both a service and market condition as of March 31, 2019 and for changes during the three months ended March 31, 2019 is presented below:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	5,118,133	$5.72
Vested	(121,634)	5.72
Balance, March 31, 2019	4,996,499	$5.72

As of March 31, 2019, there was $3.6 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 0.6 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2019, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	8,179,312	0.6
Restricted Stock Units	4,356,769	1.7
Restricted Share Awards	7,179	2.5
Total Equity-Based Awards	12,543,260	1.0

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $6.7 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $53.2 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 3.0 years.

12.	LEASES

The Company adopted the new lease accounting guidance as of January 1, 2019, which is further discussed in Note 2. “Summary of Significant Accounting Policies—Recent Accounting Developments.” The Company determines if an arrangement is, or contains, a lease at inception.

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. The lease arrangements for office space typically contain payments to the lessor for common area maintenance charges and reimbursement for certain other costs that are not fixed. The Company accounts for these costs as variable lease costs and does not include them in the lease component. Such amounts recorded during the three months ended March 31, 2019 are included in the table below. The Company has also entered into arrangements to sublease a portion of its office space, which expire at various dates through 2025.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company leases certain office equipment pursuant to finance leases, which expire at various dates through 2022. The Company does not elect the practical expedient to include the non-lease component with the lease component as a single lease component.

Right-of-Use Assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company’s lease agreements generally do not provide an implicit rate, so the Company estimates the incremental borrowing rate considering the collateral, term and the economic environment of the lease arrangement with reference to the Company’s term loan. Certain leases may include options to extend or terminate; however, the Company only reflects such renewal or termination option in the lease term when it is reasonably certain to exercise the option.

The Company records ROU assets and lease liabilities for operating leases in Operating Lease Right-of-Use Assets and Operating Lease Liabilities, respectively, on the Condensed Consolidated Statements of Financial Condition. The Company records ROU assets and lease liabilities for finance leases in Furniture, Equipment and Leasehold Improvements, Net and Accounts Payable, Accrued Expenses and Other Liabilities, respectively, on the Condensed Consolidated Statements of Financial Condition.

The Company does not record ROU assets or lease liabilities for leases with a term of twelve months or less. Lease expense for such leases is recognized on a straight-line basis.

For the three months ended March 31, 2019, the components of lease expense were as follows:

Operating Lease Cost	$5,807
Finance Lease Cost
Amortization of Right-of-Use Assets	38
Interest on Lease Liabilities	2
Total Finance Lease Cost	40
Short-Term Lease Cost	116
Variable Lease Cost	574
Sublease Income	(910)
Total Lease Cost	$5,627

Supplemental information related to leases was as follows for the three months ended March 31, 2019:

Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$5,137
Operating Cash Flows from Finance Leases	3
Financing Cash Flows from Finance Leases	40
Right-of-Use Assets Obtained in Exchange for Lease Liabilities
Operating Leases	$149,581
Finance Leases	5
Weighted-Average Remaining Lease Term (in years)
Operating Leases	8.2
Finance Leases	1.7
Weighted-Average Discount Rate
Operating Leases	4.9%
Finance Leases	3.2%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the three months ended March 31, 2018, rent expense was $6.2 million. Rent expense is included in Occupancy and Related in the Condensed Consolidated Statements of Operations. This amount includes escalation payments, which are paid when invoiced.

As of March 31, 2019 and December 31, 2018, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.8 million and $4.7 million, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of March 31, 2019:

Year Ending December 31,	Finance	Operating
2019 (April 1 through December 31)	$126	$18,700
2020	128	22,861
2021	11	24,938
2022	1	24,858
2023	—	24,894
Thereafter	—	81,123
Total Lease Payments	266	197,374
Less: Imputed Interest	7	36,173
Total	$259	$161,201

As of December 31, 2018, the aggregate minimum future payments required on non-cancelable leases, under legacy accounting guidance, were as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2019	$130	$26,877
2020	104	23,445
2021	9	22,305
2022	2	22,190
2023	—	22,227
Thereafter	—	67,871
Total Minimum Lease Payments	245	184,915
Less: Amount Representing Interest	11
Capital Lease Obligation	$234
Less: Sublease Proceeds		14,182
Net Minimum Lease Payments		$170,733

13.	TRANSACTIONS WITH RELATED PARTIES

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Further information regarding the exchange agreement is described in Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Certain Partnership Unitholders exchanged 216,330 and 533,799 Partnership Units, respectively, for cash in the amounts of $9.4 million and $24.3 million, respectively, for the three months ended March 31, 2019 and 2018. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

During the first quarter of 2019, the Company was presented with 13,995 Partnership Units to be exchanged. The Company will settle the exchange of these Partnership Units on May 8, 2019 for cash for an aggregate payment of $0.6 million. The price per Partnership Unit to be paid by the Company is $43.79, which is equal to the volume-weighted average price of a share of the Company’s Class A common stock on May 3, 2019.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2019 and December 31, 2018, the Company had amounts due of $9.1 million and $8.5 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the revolving credit facility.

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

As of March 31, 2019 and December 31, 2018, the Company was in compliance with the debt covenants under the Amended and Restated Loan Agreement.

As of March 31, 2019, the future scheduled principal payments on the Term Loan were as follows:

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $8.1 million and $8.9 million as of March 31, 2019 and December 31, 2018, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.9 million as of March 31, 2019 and December 31, 2018.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of March 31, 2019 and December 31, 2018, the Company had accrued $1.3 million and $4.3 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain of its employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.6 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

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

PJT Partners LP is a registered broker-dealer through which strategic advisory, shareholder engagement and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $12.8 million and $10.6 million as of March 31, 2019 and December 31, 2018, respectively, which exceeded the minimum net capital requirement by $12.0 million and $8.1 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $8.1 million and $15.0 million as of March 31, 2019 and December 31, 2018, respectively, which exceeded the minimum net capital requirement by $7.9 million and $14.7 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of March 31, 2019 and December 31, 2018, both of these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended March 31,
	2019	2018
Revenues
Domestic	$122,294	$111,595
International	5,762	22,447
Total	$128,056	$134,042

	March 31,	December 31,
	2019	2018
Assets
Domestic	$686,006	$628,437
International	80,340	43,380
Total	$766,346	$671,817

The Company had one client that represented 15.6% of total revenues for the three months ended March 31, 2019. The Company is not subject to any material concentrations with respect to its revenues for the three months ended March 31, 2018 or credit risk with respect to its accounts receivable as of March 31, 2019 and December 31, 2018.

18.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on June 19, 2019 to Class A common stockholders of record on June 5, 2019.

The Company did not identify any other subsequent events besides those described in Note 10. “Net Income Per Share of Class A Common Stock—Share Repurchase Program” and Note 13. “Transactions with Related Parties—Exchange Agreement.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners’ Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q.

Our Business

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, shareholder engagement, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. We also provide, through PJT Park Hill, private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

•

PJT Park Hill, our private fund advisory and placement business, is a world-leading fund placement agent and provides private fund advisory and fundraising services for a diverse range of investment strategies. Moreover, PJT Park Hill is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Refinitiv, worldwide M&A announced volumes during the first quarter of 2019 were down 18% versus the comparable prior period in 2018, but still the fourth strongest first quarter since records began in 1980.1 We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

Global restructuring activity in the first quarter remained muted given the continued low default rate credit environment. However, our restructuring and special situations business maintained strong momentum and market share with new mandates across a broad spectrum of industries including energy; retail; healthcare; pharmaceuticals; and technology, media and telecommunications.

[1]

Source: Refinitiv. Aggregate mergers and acquisitions values extracted from the official Refinitiv Mergers & Acquisitions Review for First Quarter 2019, based on figures extracted from Refinitiv databases as of March 29, 2019.

As investors seek to enhance returns, diversification and portfolio yield, alternative assets continue to be in demand by institutional investors on a global basis. Within certain asset classes, we are seeing increased interest in narrow and niche strategies as well as customized solutions such as joint ventures, separate accounts and direct investment opportunities.

On June 23, 2016, the United Kingdom (“U.K.”) voted to leave the European Union (“E.U.”), commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. with an original deadline for withdrawal at the end of March 2019, which has now been extended to October 31, 2019. The full impact of Brexit remains uncertain and the political climate in Europe continues to take shape. The future terms of the U.K.’s relationship with the E.U. are still being determined. We expect that circumstances relating to Brexit will impact the Company’s organization and/or operations and we are taking preparatory steps accordingly.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from Advisory Fees and Placement Fees. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

Advisory Fees – Our strategic advisory services include a broad range of financial advisory and transaction execution services relating to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, shareholder advisory and distressed sales. Our restructuring and special situations services include providing advice to corporations and creditors in recapitalizations and restructurings around the world, with particular expertise in large, complex and high-profile deals. In conjunction with providing such restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services provided by PJT Park Hill include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Advisory Fees typically consist of retainer and transaction-based fee arrangements. The amount and timing of the fees paid vary by the type of engagement. The majority of our Advisory Fees recognized are dependent on the successful completion of a transaction.

A transaction can fail to be completed for many reasons, including failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

Placement Fees – Our fund placement services are provided within PJT Park Hill and primarily serve private equity, real estate and hedge funds. Our team advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. We also provide private placement fundraising services to our corporate clients and earn placement fees based on successful completion of the transaction.

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, U.S. Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Condensed Consolidated Statements of Financial Condition.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$104,467	$103,463	1%
Placement Fees	23,312	26,120	(11)%
Interest Income and Other	277	4,459	(94)%
Total Revenues	128,056	134,042	(4)%
Expenses
Compensation and Benefits	95,151	103,632	(8)%
Occupancy and Related	7,136	6,803	5%
Travel and Related	6,959	5,470	27%
Professional Fees	5,802	5,199	12%
Communications and Information Services	3,213	3,480	(8)%
Depreciation and Amortization	3,620	2,007	80%
Other Expenses	6,262	4,832	30%
Total Expenses	128,143	131,423	(2)%
Income (Loss) Before Benefit for Taxes	(87)	2,619	N/M
Benefit for Taxes	(1,024)	(4,110)	75%
Net Income	937	6,729	(86)%
Net Income (Loss) Attributable to Non-Controlling Interests	(164)	1,493	N/M
Net Income Attributable to PJT Partners Inc.	$1,101	$5,236	(79)%

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Advisory Fees
Number of Clients	174	80
Number of Fee-Paying Clients with $1 Million or More	20	27
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	1	—
Percentage of Such Clients’ Fees of Total Advisory Fees	19.1%	—

Placement Fees
Number of Clients	39	52
Number of Fee-Paying Clients with $1 Million or More	9	7
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	2	1
Percentage of Such Clients’ Fees of Total Placement Fees	30.1%	19.5%

Total Revenues were $128.1 million for the three months ended March 31, 2019, a decrease of $6.0 million compared with $134.0 million for the three months ended March 31, 2018. Advisory Fees were $104.5 million for the three months ended March 31, 2019, up slightly compared with $103.5 million for the three months ended March 31, 2018. Placement Fees were $23.3 million for the three months ended March 31, 2019, a decrease of $2.8 million compared with $26.1 million for the three months ended March 31, 2018. The decrease in Placement Fees was primarily driven by a decrease in private equity fund closings during the three months ended March 31, 2019. Interest Income and Other was $0.3 million for the three months ended March 31, 2019, a decrease of $4.2 million compared with $4.5 million for the three months ended March 31, 2018. The decrease in Interest Income and Other was primarily driven by foreign currency fluctuations and a decrease in reimbursable expenses billed to clients.

Expenses

Expenses were $128.1 million for the three months ended March 31, 2019, a decrease of $3.3 million compared with $131.4 million for the three months ended March 31, 2018. The decrease in expenses was primarily attributable to a decrease in Compensation and Benefits of $8.5 million and partially offset by increases in Depreciation and Amortization, Travel and Related and Other Expenses of $1.6 million, $1.5 million and $1.4 million, respectively. The decrease in Compensation and Benefits reflected lower revenues during the three months ended March 31, 2019. The increase in Depreciation and Amortization was primarily due to additional amortization expense related to intangible assets recorded in the acquisition of CamberView during the fourth quarter of 2018. The increase in Travel and Related was primarily related to increased headcount and business activity. The increase in Other Expenses was driven by interest expense primarily resulting from the acquisition of CamberView and additional market data costs associated with increased headcount and business activity.

Benefit for Taxes

The Company’s Benefit for Taxes for the three months ended March 31, 2019 was $1.0 million on pretax loss of $0.1 million. The effective tax rate was not meaningful for the three months ended March 31, 2019. The Company’s Benefit for Taxes for the three months ended March 31, 2018 was $4.1 million, which represents an effective tax rate of -156.9% on pretax income of $2.6 million.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2019 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The change in tax rate between the three months ended March 31, 2019 and 2018 was primarily due to a decreased tax benefit related to the deliveries of vested shares at values in excess of their amortized cost.

Non-Controlling Interests

Net Income (Loss) Attributable to Non-Controlling Interests is derived from the Income Before Provision (Benefit) for Taxes and the percentage allocation of the net income (loss) between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss).

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

Information regarding our Amended and Restated Loan Agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 31, 2019 and December 31, 2018, we were in compliance with the debt covenants under the Amended and Restated Loan Agreement.

We evaluate our cash needs on a regular basis in light of current market conditions. As of March 31, 2019 and December 31, 2018, we had cash, cash equivalents and investments of $56.4 million and $108.3 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of March 31, 2019 and December 31, 2018, total accounts receivable were $203.9 million and $217.8 million, respectively, net of allowance for doubtful accounts of $0.3 million and $0.7 million, respectively. Included in Accounts Receivable are long-term receivables of $69.1 million and $77.9 million as of March 31, 2019 and December 31, 2018, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Share Repurchase Program

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million, which is in addition to the previous October 26, 2017 authorization, of which $32.9 million is remaining. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended March 31, 2019, we did not repurchase any shares of Class A common stock pursuant to the share repurchase program. As of March 31, 2019, the available amount remaining for repurchases under the previous authorization was $32.9 million.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have not been any material changes to our contractual obligations since December 31, 2018.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $8.1 million and $8.9 million as of March 31, 2019 and December 31, 2018, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Other

See Notes 9, 11, 14 and 15 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity compensation plans, commitments and employee benefit plans, respectively.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2018. A discussion of critical accounting policies is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. The Company has updated its significant accounting policies with respect to the adoption of new leasing guidance as of January 1, 2019 and included this information in Note 12. “Leases” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

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

Quantitative and qualitative disclosures about market risk can be found in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the First Quarter of 2019

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number of Shares	Average Price	Part of Publicly Announced Plans	Purchased Under the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
January 1 to January 31	—	$—	—	$32.9 million
February 1 to February 28	—	—	—	32.9 million
March 1 to March 31	—	—	—	32.9 million
Total	—	$—	—	$32.9 million

(a)

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million, which is in addition to the previous October 26, 2017 authorization, of which $32.9 million is remaining. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales

In connection with the issuance during the first quarter of 2019 of LTIP Units in PJT Partners Holdings LP to certain personnel, PJT Partners Inc. issued three corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

During the first quarter of 2019, in connection with the settlement of escrow balances related to the acquisition of CamberView, the Company issued an additional (i) 49,764 shares of Class A common stock and (ii) 44,899 Partnership Units in PJT Partners Holdings LP to four former unitholders of CamberView. The Partnership Units in PJT Partners Holdings LP issued may be exchanged at the option of the holder for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. The Securities and Exchange Commission declared a registration statement effective on November 21, 2018 on Form S-3 (File No. 333-228517) registering the resale of the securities issued in connection with the closing of the acquisition.

The Class A common stock and Partnership Units in PJT Partners Holdings LP described above were issued solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506(b) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with the sale of these securities, the Company relied on each of the former unitholders’ written representations that it was an “accredited investor” as defined in Rule 501(a) of the Securities and Exchange Commission

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the first quarter of 2019 and plans to regularly pay quarterly dividends.

Refer to “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2018 for further disclosure of the Company’s dividend policy.

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

*10.1

Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36869) filed with the Securities and Exchange Commission on April 25, 2019).

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

*	Indicates management or compensation plan or arrangement.

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

Date: May 7, 2019

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)