Form 10-Q
period 2019-06-30
PJT Partners Inc.
filed 2019-08-02
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 30, 2019, there were 23,108,421 shares of Class A common stock, par value $0.01 per share, and 206 shares of Class B common stock, par value $0.01 per share, outstanding.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of The Blackstone Group Inc. (“Blackstone” or our “former Parent”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to Blackstone’s unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. Throughout this Quarterly Report on Form 10-Q, we refer to this transaction as the “spin-off.” PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the company’s operating subsidiaries, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries.

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the words “PJT Partners Inc.” refers to PJT Partners Inc., and “PJT Partners,” the “Company,” “we,” “us” and “our” refer to PJT Partners Inc., together with its consolidated subsidiaries, including PJT Partners Holdings LP and its operating subsidiaries.

Forward-Looking Statements

Certain material presented herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include certain information concerning future results of operations, business strategies, acquisitions, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “opportunity,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2019	2018
Assets
Cash and Cash Equivalents	$84,214	$106,110
Investments	1,412	2,157
Accounts Receivable (net of allowance for doubtful accounts of $350 and $726 at June 30, 2019 and December 31, 2018, respectively)	221,901	217,768
Intangible Assets, Net	45,192	49,160
Goodwill	170,914	176,031
Furniture, Equipment and Leasehold Improvements, Net	35,911	34,805
Operating Lease Right-of-Use Assets	140,553	—
Other Assets	43,138	26,935
Deferred Tax Asset, Net	58,309	58,851
Total Assets	$801,544	$671,817
Liabilities and Equity (Deficit)
Accrued Compensation and Benefits	$60,040	$89,642
Accounts Payable, Accrued Expenses and Other Liabilities	18,567	24,657
Operating Lease Liabilities	155,979	—
Deferred Rent Liability	—	16,417
Amount Due Pursuant to Tax Receivable Agreement	8,916	8,456
Taxes Payable	2,576	7,040
Deferred Revenue	5,965	7,856
Loan Payable	30,000	30,000
Total Liabilities	282,043	184,068
Commitments and Contingencies
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 25,101,023 and 23,940,185 issued at June 30, 2019 and December 31, 2018, respectively; 23,108,421 and 22,586,787 outstanding at June 30, 2019 and December 31, 2018, respectively)	251	240
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 203 issued and outstanding at June 30, 2019; 199 issued and outstanding at December 31, 2018)	—	—
Additional Paid-In Capital	278,053	210,939
Accumulated Deficit	(166,257)	(169,836)
Accumulated Other Comprehensive Loss	(615)	(627)
Treasury Stock at Cost (1,992,602 and 1,353,398 shares at June 30, 2019 and December 31, 2018, respectively)	(92,856)	(67,172)
Total PJT Partners Inc. Equity (Deficit)	18,576	(26,456)
Non-Controlling Interests	500,925	514,205
Total Equity	519,501	487,749
Total Liabilities and Equity	$801,544	$671,817

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Advisory Fees	$133,035	$98,294	$237,502	$201,757
Placement Fees	28,695	28,132	52,007	54,252
Interest Income and Other	4,974	4,244	5,251	8,703
Total Revenues	166,704	130,670	294,760	264,712
Expenses
Compensation and Benefits	119,165	94,273	214,316	197,905
Occupancy and Related	7,802	6,573	14,938	13,376
Travel and Related	6,721	5,987	13,680	11,457
Professional Fees	5,667	4,019	11,469	9,218
Communications and Information Services	3,493	3,260	6,706	6,740
Depreciation and Amortization	3,635	2,092	7,255	4,099
Other Expenses	6,629	4,328	12,891	9,160
Total Expenses	153,112	120,532	281,255	251,955
Income Before Provision (Benefit) for Taxes	13,592	10,138	13,505	12,757
Provision (Benefit) for Taxes	3,566	(882)	2,542	(4,992)
Net Income	10,026	11,020	10,963	17,749
Net Income Attributable to Non-Controlling Interests	5,200	4,075	5,036	5,568
Net Income Attributable to PJT Partners Inc.	$4,826	$6,945	$5,927	$12,181
Net Income Per Share of Class A Common Stock
Basic	$0.20	$0.30	$0.24	$0.57
Diluted	$0.20	$0.30	$0.24	$0.55
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,572,535	22,641,562	24,157,671	20,987,863
Diluted	24,572,535	24,185,020	24,157,671	22,689,344

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$10,026	$11,020	$10,963	$17,749
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(1,228)	(1,231)	33	(462)
Comprehensive Income	8,798	9,789	10,996	17,287
Less:
Comprehensive Income Attributable to Non- Controlling Interests	4,620	3,476	5,057	5,334
Comprehensive Income Attributable to PJT Partners Inc.	$4,178	$6,313	$5,939	$11,953

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2017	18,599,454	221	(60,333)	$186	$—	$23,891	$(185,991)	$155	$(2,302)	$586,515	$422,454
Adoption of Accounting Standard	—	—	—	—	—	—	(6,696)	—	—	—	(6,696)
Net Income	—	—	—	—	—	—	5,236	—	—	1,493	6,729
Other Comprehensive Income	—	—	—	—	—	—	—	404	—	365	769
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(967)	—	—	—	(967)
Equity-Based Compensation	—	—	—	—	—	25,666	—	—	—	11,396	37,062
Forfeiture Liability for Equity Awards	—	—	—	—	—	91	—	—	—	—	91
Net Share Settlement	—	—	—	—	—	(19,468)	—	—	—	—	(19,468)
Deliveries of Vested Shares of Class A Common Stock	1,135,047	—	—	11	—	(11)	—	—	—	—	—
Change in Ownership Interest	—	(6)	—	—	—	81,350	—	—	—	(105,428)	(24,078)
Treasury Stock Purchases	—	—	(81,810)	—	—	—	—	—	(3,890)	—	(3,890)
Balance at March 31, 2018	19,734,501	215	(142,143)	197	—	111,519	(188,418)	559	(6,192)	494,341	412,006
Net Income	—	—	—	—	—	—	6,945	—	—	4,075	11,020
Other Comprehensive Loss	—	—	—	—	—	—	—	(632)	—	(599)	(1,231)
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,115)	—	—	—	(1,115)
Tax Distributions	—	—	—	—	—	—	—	—	—	(15)	(15)
Equity-Based Compensation	—	—	—	—	—	15,774	—	—	—	11,318	27,092
Forfeiture Liability for Equity Awards	—	—	—	—	—	18	—	—	—	—	18
Net Share Settlement	—	—	—	—	—	(1,584)	—	—	—	—	(1,584)
Deliveries of Vested Shares of Class A Common Stock	1,527,115	—	—	16	—	(16)	—	—	—	—	—
Change in Ownership Interest	—	(2)	—	—	—	(39,520)	—	—	—	33,042	(6,478)
Treasury Stock Purchases	—	—	(396,984)	—	—	—	—	—	(21,837)	—	(21,837)
Balance at June 30, 2018	21,261,616	213	(539,127)	$213	$—	$86,191	$(182,588)	$(73)	$(28,029)	$542,162	$417,876

(continued)

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2018	23,940,185	199	(1,353,398)	$240	$—	$210,939	$(169,836)	$(627)	$(67,172)	$514,205	$487,749
Net Income (Loss)	—	—	—	—	—	—	1,101	—	—	(164)	937
Other Comprehensive Income	—	—	—	—	—	—	—	660	—	601	1,261
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,188)	—	—	—	(1,188)
Equity-Based Compensation	—	—	—	—	—	23,884	—	—	—	11,089	34,973
Forfeiture Liability for Equity Awards	—	—	—	—	—	6	—	—	—	—	6
Net Share Settlement	—	—	—	—	—	(8,604)	—	—	—	—	(8,604)
Deliveries of Vested Shares of Class A Common Stock	1,088,396	—	—	11	—	(11)	—	—	—	—	—
Acquisition-Related Equity Issuance	49,764	—	—	—	—	1,889	—	—	—	398	2,287
Change in Ownership Interest	—	1	—	—	—	53,377	—	—	—	(62,642)	(9,265)
Balance at March 31, 2019	25,078,345	200	(1,353,398)	251	—	281,480	(169,923)	33	(67,172)	463,487	508,156
Net Income	—	—	—	—	—	—	4,826	—	—	5,200	10,026
Other Comprehensive Loss	—	—	—	—	—	—	—	(648)	—	(580)	(1,228)
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,160)	—	—	—	(1,160)
Tax Distributions	—	—	—	—	—	—	—	—	—	(20)	(20)
Equity-Based Compensation	—	—	—	—	—	19,465	—	—	—	11,211	30,676
Forfeiture Liability for Equity Awards	—	—	—	—	—	3	—	—	—	—	3
Net Share Settlement	—	—	—	—	—	(673)	—	—	—	—	(673)
Deliveries of Vested Shares of Class A Common Stock	22,678	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	3	—	—	—	(22,222)	—	—	—	21,627	(595)
Treasury Stock Purchases	—	—	(639,204)	—	—	—	—	—	(25,684)	—	(25,684)
Balance at June 30, 2019	25,101,023	203	(1,992,602)	$251	$—	$278,053	$(166,257)	$(615)	$(92,856)	$500,925	$519,501

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net Income	$10,963	$17,749
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	65,649	64,154
Depreciation and Amortization Expense	7,255	4,099
Amortization of Operating Lease Right-of-Use Assets	8,796	—
Deferred Taxes	1,320	(3,498)
Other	912	(1,178)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(3,541)	(30,308)
Other Assets	(17,159)	(7,655)
Accrued Compensation and Benefits	(29,638)	(28,095)
Accounts Payable, Accrued Expenses and Other Liabilities	(4,889)	3,053
Operating Lease Liabilities	(10,015)	—
Deferred Rent Liability	—	14
Taxes Payable	(4,540)	(314)
Deferred Revenue	(1,897)	2,133
Net Cash Provided by Operating Activities	23,216	20,154
Investing Activities
Purchases of Investments	—	(20,861)
Maturities of Investments	—	35,185
Purchases of Furniture, Equipment and Leasehold Improvements	(4,477)	(5,960)
Settlement of Acquisition-Related Escrow	7,485	—
Net Cash Provided by Investing Activities	3,008	8,364
Financing Activities
Dividends	(2,348)	(2,082)
Proceeds from Revolving Credit Facility	15,000	—
Payments on Revolving Credit Facility	(15,000)	—
Tax Distributions	(20)	(15)
Employee Taxes Paid for Shares Withheld	(9,277)	(21,052)
Cash-Settled Exchanges of Partnership Units	(10,050)	(30,918)
Treasury Stock Purchases	(25,684)	(25,727)
Payments Pursuant to Tax Receivable Agreement	(210)	(10)
Principal Payments on Finance Leases	(70)	(51)
Net Cash Used in Financing Activities	(47,659)	(79,855)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(461)	1,252
Net Decrease in Cash and Cash Equivalents	(21,896)	(50,085)
Cash and Cash Equivalents, Beginning of Period	106,110	145,619
Cash and Cash Equivalents, End of Period	$84,214	$95,534
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$5,667	$647
Payments for Interest	$839	$—
Non-Cash Receipt of Shares	$—	$2,254

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) deliver a wide array of strategic advisory, shareholder advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a unique portfolio of advisory services designed to help clients achieve their strategic objectives. Also, through PJT Park Hill, the Company provides private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

On October 1, 2015, The Blackstone Group Inc. (“Blackstone” or the “former Parent”) distributed on a pro rata basis to its common unitholders all of the issued and outstanding shares of Class A common stock of PJT Partners Inc. held by it. This pro rata distribution is referred to as the “Distribution.” The separation of the PJT Partners business from Blackstone and related transactions, including the Distribution, the internal reorganization that preceded the Distribution and the acquisition by PJT Partners of PJT Capital LP (together with its general partner and their respective subsidiaries, “PJT Capital”) that occurred substantially concurrently with the Distribution, is referred to as the “spin-off.”

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2019, the non-controlling interest was 40.2%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the second quarter of 2019, a misstatement was identified in the presentation of changes in the Company’s ownership interest in PJT Partners Holdings LP, which resulted in a reclassification from Non-Controlling Interests to Additional Paid-In Capital. In accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the misstatement from both quantitative and qualitative perspectives, and concluded that it was immaterial to the prior periods. Consequently, the Company revised the historical consolidated financial information presented herein. The immaterial correction resulted in reclassifications between Additional Paid-In Capital and Non-Controlling Interests. The adjustment decreased Additional Paid-In Capital by $6.8 million, with a corresponding increase to Non-Controlling Interests as of December 31, 2017. The adjustments as of March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019 increased Additional Paid-In Capital by $76.8 million, $37.7 million, $32.8 million, $60.0 million and $169.2 million, respectively, with corresponding decreases to Non-Controlling Interests. This immaterial correction had no impact on the Company’s Consolidated Statements of Operations and Statements of Cash Flows.

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

The impact of adoption of the lease guidance as of January 1, 2019 was as follows:

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In August 2018, the FASB issued updated guidance on the accounting for implementation costs incurred in a cloud computing arrangement. The updated guidance requires the capitalization of the implementation costs incurred in a cloud computing arrangement to be aligned with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. Upon adoption, the Company may elect to apply the new guidance on either a prospective or retrospective basis. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

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

Acquisition of CamberView

In October 2018, the Company completed the acquisition of CamberView Partners Holdings, LLC (“CamberView”). The preliminary purchase price as of June 30, 2019 was comprised of the following:

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the preliminary allocation of the total purchase price:

	December 31, 2018	Measurement Period Adjustments	June 30, 2019
Assets
Cash	$6,787	$—	$6,787
Accounts Receivable	2,602	—	2,602
Furniture, Equipment and Leasehold Improvements, Net	283	—	283
Other Assets	2,915	(81)	2,834
Identifiable Intangible Assets	40,600	—	40,600
Goodwill	103,745	(5,117)	98,628
Deferred Tax Asset	111	—	111
Total Assets	157,043	(5,198)	151,845
Liabilities
Accrued Compensation and Benefits	192	—	192
Accounts Payable, Accrued Expenses and Other Liabilities	8,660	—	8,660
Deferred Rent Liability	230	—	230
Taxes Payable	54	—	54
Deferred Revenue	6,560	—	6,560
Total Liabilities	15,696	—	15,696
Net Assets	$141,347	$(5,198)	$136,149

The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 include the results of CamberView. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2017 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Total Revenues	$148,328	$290,538
Net Income Attributable to PJT Partners Inc.	$10,813	$14,637

4.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table reconciles revenues recognized from contracts with customers to Total Revenues in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advisory Fees	$133,035	$98,294	$237,502	$201,757
Placement Fees	28,695	28,132	52,007	54,252
Interest Income from Placement Fees	927	1,015	2,093	2,420
Reimbursable Expenses	1,582	2,098	2,866	4,366
Revenues from Contracts with Customers	164,239	129,539	294,468	262,795
Sublease Income and Other	2,465	1,131	292	1,917
Total Revenues	$166,704	$130,670	$294,760	$264,712

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of June 30, 2019, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $12.8 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $4.6 million and $9.2 million for the three and six months ended June 30, 2019, respectively, and $5.9 million and $12.1 million for the three and six months ended June 30, 2018, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Fee Revenue recognized by the Company during the three and six months ended June 30, 2019 and 2018 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and six months ended June 30, 2019 and 2018.

The beginning and ending balances of Deferred Revenue are included in the Condensed Consolidated Statements of Financial Condition. For the six months ended June 30, 2019 and 2018, $7.4 million and $1.3 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of June 30, 2019 and December 31, 2018, the Company recorded $1.4 million and $1.1 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable are long-term receivables of $75.9 million and $77.9 million as of June 30, 2019 and December 31, 2018, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $10.0 million and $7.5 million as of June 30, 2019 and December 31, 2018, respectively, which were outstanding more than 90 days. There was no allowance for doubtful accounts with respect to such receivables as of June 30, 2019 or December 31, 2018.

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

Balance, December 31, 2018	$176,031
Measurement Period Adjustment (a)	(5,117)
Balance, June 30, 2019	$170,914

(a)	During the six months ended June 30, 2019, the Company recorded $5.1 million of measurement period adjustments related to the acquisition of CamberView.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2019	2018
Finite-Lived Intangible Assets
Customer Relationships	$62,876	$62,876
Trade Name	9,900	9,900
Total Intangible Assets	72,776	72,776
Accumulated Amortization
Customer Relationships	(24,659)	(21,501)
Trade Name	(2,925)	(2,115)
Total Accumulated Amortization	(27,584)	(23,616)
Intangible Assets, Net	$45,192	$49,160

Amortization expense was $2.0 million and $4.0 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2018, respectively.

Amortization of intangible assets held at June 30, 2019 is expected to be $4.0 million for the remainder of the year ending December 31, 2019; $7.9 million for the years ending December 31, 2020 and 2021; $6.7 million for the year ending December 31, 2022; and $5.1 million for the year ending December 31, 2023.

7.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30,	December 31,
	2019	2018
Office Equipment	$2,285	$2,151
Leasehold Improvements	41,821	38,745
Furniture and Fixtures	14,727	13,558
Total Furniture, Equipment and Leasehold Improvements	58,833	54,454
Accumulated Depreciation	(22,922)	(19,649)
Furniture, Equipment and Leasehold Improvements, Net	$35,911	$34,805

Depreciation expense was $1.7 million and $3.3 million for the three and six months ended June 30, 2019, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2018, respectively.

8.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	June 30, 2019
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$3,275	$—	$3,275
Common Stock	1,412	—	—	1,412
Total Investments	$1,412	$3,275	$—	$4,687

	December 31, 2018
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$3,297	$—	$3,297
Common Stock	2,157	—	—	2,157
Total Investments	$2,157	$3,297	$—	$5,454

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments in U.S. Treasury securities were included in Cash and Cash Equivalents in the Condensed Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018.

During the three and six months ended June 30, 2019 and 2018, there were no transfers from Level I to Level II related to U.S. Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the three and six months ended June 30, 2019 and 2018.

The carrying value of the loan payable approximates fair value based on Level II inputs.

9.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income Before Provision (Benefit) for Taxes	$13,592	$10,138	$13,505	$12,757
Provision (Benefit) for Taxes	$3,566	$(882)	$2,542	$(4,992)
Effective Income Tax Rate	26.2%	-8.7%	18.8%	-39.1%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2019 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The change in tax rate between the six months ended June 30, 2019 and 2018 was primarily due to a decreased tax benefit related to the deliveries of vested shares at values in excess of their amortized cost.

As of June 30, 2019, the Company had no unrecognized tax benefits.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

10.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and six months ended June 30, 2019 and 2018 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net Income Attributable to PJT Partners Inc.	$4,826	$6,945	$5,927	$12,181
Less:
Dividends on Participating Securities	6	73	11	83
Net Income Attributable to Participating Securities	7	39	7	73
Net Income Attributable to Shares of Class A Common Stock — Basic	4,813	6,833	5,909	12,025
Incremental Net Income from Dilutive Securities	(a)	378	(a)	496
Net Income Attributable to Shares of Class A Common Stock — Diluted	$4,813	$7,211	$5,909	$12,521
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,572,535	22,641,562	24,157,671	20,987,863
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	(a)	1,543,458	(a)	1,701,481
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	24,572,535	24,185,020	24,157,671	22,689,344
Net Income Per Share of Class A Common Stock
Basic	$0.20	$0.30	$0.24	$0.57
Diluted	$0.20	$0.30	$0.24	$0.55

(a)	These securities were determined to be anti-dilutive and therefore were excluded from the calculation of net income per share of Class A common stock.

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,523,710 and 40,130,115 for the three and six months ended June 30, 2019, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and six months ended June 30, 2019, such exchange is not reflected in diluted net income per share as the assumed exchange is not dilutive.

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2019 and 2018 that have been excluded from the calculation of net income per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-Average Unvested RSUs	566,311	(a)	898,124	(a)
Weighted-Average Participating RSUs	54,762	151,707	53,294	153,243
Weighted-Average Partnership Units	15,951,175	15,498,371	15,972,444	15,012,188

(a)	These securities were determined to be dilutive.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Share Repurchase Program

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million, which is in addition to the previous October 26, 2017 authorization. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the six months ended June 30, 2019, the Company repurchased 639,204 shares of Class A common stock at an average price of $40.15, or $25.7 million in aggregate, pursuant to the share repurchase program. As of June 30, 2019, the available amount remaining for repurchases under this program was $107.2 million.

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

The following table represents equity-based compensation expense and related income tax benefit for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equity-Based Compensation Expense	$30,676	$27,092	$65,649	$64,154
Income Tax Benefit	$2,895	$2,217	$6,274	$5,456

Restricted Stock Units

A summary of the status of the Company’s unvested RSUs as of June 30, 2019 and for changes during the six months ended June 30, 2019 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date	Number of	Grant Date
	Number of	Fair Value	Partnership	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2018	4,254,205	$40.99	98,295	$37.17
Granted	1,955,929	44.02	—	—
Vested	(1,795,850)	35.69	(1,255)	26.86
Forfeited	(62,541)	42.22	—	—
Dividends Reinvested on RSUs	11,146	42.61	—	—
Balance, June 30, 2019	4,362,889	$44.51	97,040	$37.30

As of June 30, 2019, there was $126.1 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.4 years. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested RSU awards with both a service and market condition as of June 30, 2019 and for changes during the six months ended June 30, 2019 is presented below:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	253,152	$26.19
Granted	12,658	10.63
Forfeited	(15,968)	26.19
Balance, June 30, 2019	249,842	$25.40

As of June 30, 2019, there was $4.5 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.7 years. The Company assumes a forfeiture rate of 4.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

The following table presents the assumptions used to determine the fair value of the RSU awards in PJT Partners Inc. with both a service and market condition granted during the six months ended June 30, 2019:

Risk-Free Interest Rate	2.3%
Dividend Yield	0.5%
Weighted-Average Volatility Factor	28.2%
Weighted-Average Expected Life (in years)	2.8
Weighted-Average Fair Value (in dollars)	$10.63

Restricted Share Awards

In connection with the acquisition of CamberView, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the six months ended June 30, 2019, 3,591 restricted share awards were granted. For the year ended December 31, 2018, 5,100 restricted share awards were granted. As of June 30, 2019, no restricted shares have vested or have forfeited and there was $0.3 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Partnership Units

A summary of the status of the Company’s unvested Partnership Units as of June 30, 2019 and for changes during the six months ended June 30, 2019 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	3,323,948	$24.23
Granted	78,278	39.78
Vested	(156,354)	30.64
Balance, June 30, 2019	3,245,872	$24.30

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of June 30, 2019, there was $24.0 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 0.5 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

Partnership Unit Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested Partnership Unit awards with both a service and market condition as of June 30, 2019 and for changes during the six months ended June 30, 2019 is presented below:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	5,118,133	$5.72
Vested	(122,902)	5.72
Forfeited	(3,798)	5.72
Balance, June 30, 2019	4,991,433	$5.72

As of June 30, 2019, there was $2.0 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 0.3 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2019, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Partnership Units	8,212,410	0.4
Restricted Stock Units	4,468,637	1.5
Restricted Share Awards	7,447	2.3
Total Equity-Based Awards	12,688,494	0.8

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $6.1 million and $12.7 million for the three and six months ended June 30, 2019, respectively, and $2.1 million and $5.9 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was $48.4 million of unrecognized compensation expense related to these awards. This cost is expected to be recognized over a weighted-average period of 2.6 years.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. The lease arrangements for office space typically contain payments to the lessor for common area maintenance charges and reimbursement for certain other costs that are not fixed. The Company accounts for these costs as variable lease costs and does not include them in the lease component. Such amounts recorded during the three and six months ended June 30, 2019 are included in the table below. The Company has also entered into arrangements to sublease a portion of its office space, which expire at various dates through 2025.

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

For the three and six months ended June 30, 2019, the components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating Lease Cost	$6,300	$12,107
Finance Lease Cost
Amortization of Right-of-Use Assets	31	69
Interest on Lease Liabilities	1	3
Total Finance Lease Cost	32	72
Short-Term Lease Cost	109	225
Variable Lease Cost	719	1,293
Sublease Income	(913)	(1,823)
Total Lease Cost	$6,247	$11,874

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Supplemental information related to leases was as follows:

Six Months Ended
June 30, 2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$10,015
Operating Cash Flows from Finance Leases	4
Financing Cash Flows from Finance Leases	70
Right-of-Use Assets Obtained in Exchange for Lease Liabilities
Operating Leases	150,020
Finance Leases	5

June 30, 2019
Weighted-Average Remaining Lease Term (in years)
Operating Leases	7.9
Finance Leases	1.5
Weighted-Average Discount Rate
Operating Leases	4.9%
Finance Leases	3.0%

For the three and six months ended June 30, 2018, rent expense was $6.0 million and $12.3 million, respectively. Rent expense is included in Occupancy and Related in the Condensed Consolidated Statements of Operations. This amount includes escalation payments, which are paid when invoiced.

As of December 31, 2018, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.7 million.

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of June 30, 2019:

Year Ending December 31,	Finance	Operating
2019 (July 1 through December 31)	$73	$12,461
2020	119	22,878
2021	12	24,839
2022	1	24,672
2023	—	24,638
Thereafter	—	79,638
Total Lease Payments	205	189,126
Less: Imputed Interest	4	33,147
Total	$201	$155,979

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

Certain Partnership Unitholders exchanged 230,325 and 662,146 Partnership Units, respectively, for cash in the amounts of $10.1 million and $30.9 million, respectively, for the six months ended June 30, 2019 and 2018, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

During the second quarter of 2019, the Company was presented with 108,586 Partnership Units to be exchanged. The Company will settle the exchange of these Partnership Units on August 6, 2019 for cash for an aggregate payment of $4.4 million. The price per Partnership Unit to be paid by the Company is $40.72, which is equal to the volume-weighted average price of a share of the Company’s Class A common stock on August 1, 2019.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2019 and December 31, 2018, the Company had amounts due of $8.9 million and $8.5 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the revolving credit facility.

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

As of June 30, 2019 and December 31, 2018, the Company was in compliance with the debt covenants under the Amended and Restated Loan Agreement.

As of June 30, 2019, the future scheduled principal payments on the Term Loan were as follows:

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $11.5 million and $8.9 million as of June 30, 2019 and December 31, 2018, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.9 million as of June 30, 2019 and December 31, 2018.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of June 30, 2019 and December 31, 2018, the Company had accrued $1.4 million and $4.3 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain of its employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.3 million and $0.9 million for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

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

PJT Partners LP is a registered broker-dealer through which strategic advisory, shareholder advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $17.7 million and $10.6 million as of June 30, 2019 and December 31, 2018, respectively, which exceeded the minimum net capital requirement by $16.8 million and $8.1 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $10.0 million and $15.0 million as of June 30, 2019 and December 31, 2018, respectively, which exceeded the minimum net capital requirement by $9.7 million and $14.7 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of June 30, 2019 and December 31, 2018, both of these entities were in compliance with local capital adequacy requirements.

17.	BUSINESS INFORMATION

The Company’s activities providing strategic advisory, shareholder advisory, restructuring and special situations and private fund advisory and placement services constitute a single reportable segment. An operating segment is a component of an entity which conducts business, incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker in assessing performance and making resource allocation decisions. The Company has a single operating segment and therefore a single reportable segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Domestic	$154,633	$121,003	$276,927	$232,598
International	12,071	9,667	17,833	32,114
Total	$166,704	$130,670	$294,760	$264,712

	June 30,	December 31,
	2019	2018
Assets
Domestic	$703,612	$628,437
International	97,932	43,380
Total	$801,544	$671,817

The Company had one client that represented 10.5% of total revenues for the three months ended June 30, 2019. The Company is not subject to any material concentrations with respect to its revenues for the six months ended June 30, 2019 or three and six months ended June 30, 2018. The Company is not subject to any material concentrations of credit risk with respect to its accounts receivable as of June 30, 2019 and December 31, 2018.

18.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on September 18, 2019 to Class A common stockholders of record on September 4, 2019.

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

Our Business

PJT Partners is a global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, shareholder advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. We also provide, through PJT Park Hill, private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Refinitiv, worldwide M&A announced volumes during the first half of 2019 were down 12% versus the comparable prior period in 2018, but still the third strongest first half since records began in 19801. We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

[1]

Source: Refinitiv. Aggregate mergers and acquisitions values extracted from the official Refinitiv Global Mergers & Acquisitions Review for First Half 2019, based on figures extracted from Refinitiv databases as of June 28, 2019.

Despite continued low default rates, global restructuring activity in the first half of 2019 gained momentum across a broad spectrum of industries including energy; retail; healthcare; pharmaceuticals; and technology, media and telecommunications as well as financial sponsor-backed companies. PJT Partners maintained strong market share and was ranked #1 in global completed restructurings for the first half of 20192.

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

[2]

Source: Refinitiv. League Table ranking extracted from the official Refinitiv Distressed Debt & Bankruptcy Restructuring Review for First Half 2019, based on figures extracted from Refinitiv databases as of July 15, 2019.

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
•

Other Expenses – consisting primarily of bad debt, regulatory fees, insurance, fees paid for access to external market data, advertising, other general operating expenses and transaction-related payable to The Blackstone Group Inc. (“Blackstone” or our “former Parent”).

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$133,035	$98,294	35%	$237,502	$201,757	18%
Placement Fees	28,695	28,132	2%	52,007	54,252	(4)%
Interest Income and Other	4,974	4,244	17%	5,251	8,703	(40)%
Total Revenues	166,704	130,670	28%	294,760	264,712	11%
Expenses
Compensation and Benefits	119,165	94,273	26%	214,316	197,905	8%
Occupancy and Related	7,802	6,573	19%	14,938	13,376	12%
Travel and Related	6,721	5,987	12%	13,680	11,457	19%
Professional Fees	5,667	4,019	41%	11,469	9,218	24%
Communications and Information Services	3,493	3,260	7%	6,706	6,740	(1)%
Depreciation and Amortization	3,635	2,092	74%	7,255	4,099	77%
Other Expenses	6,629	4,328	53%	12,891	9,160	41%
Total Expenses	153,112	120,532	27%	281,255	251,955	12%
Income Before Provision (Benefit) for Taxes	13,592	10,138	34%	13,505	12,757	6%
Provision (Benefit) for Taxes	3,566	(882)	N/M	2,542	(4,992)	N/M
Net Income	10,026	11,020	(9)%	10,963	17,749	(38)%
Net Income Attributable to Non-Controlling Interests	5,200	4,075	28%	5,036	5,568	(10)%
Net Income Attributable to PJT Partners Inc.	$4,826	$6,945	(31)%	$5,927	$12,181	(51)%

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advisory Fees
Number of Clients	181	81	215	111
Number of Fee-Paying Clients with $1 Million or More	26	22	46	56
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	1	—	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	13.1%	N/A	N/A	N/A

Placement Fees
Number of Clients	37	42	52	60
Number of Fee-Paying Clients with $1 Million or More	9	8	15	13
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	3	2	1	1
Percentage of Such Clients’ Fees of Total Placement Fees	37.7%	35.8%	13.7%	11.9%

Total Revenues were $166.7 million for the three months ended June 30, 2019, an increase of $36.0 million compared with $130.7 million for the three months ended June 30, 2018. Advisory Fees were $133.0 million for the three months ended June 30, 2019, an increase of $34.7 million compared with $98.3 million for the three months ended June 30, 2018. The increase in Advisory Fees was driven by growth in our strategic advisory and restructuring and special situations businesses. Placement Fees were $28.7 million for the three months ended June 30, 2019, marginally higher compared with the three months ended June 30, 2018. Interest Income and Other was $5.0 million for the three months ended June 30, 2019, an increase of $0.7 million compared with $4.2 million for the three months ended June 30, 2018. The increase in Interest Income and Other was primarily driven by foreign currency gains in the current quarter.

Total Revenues were $294.8 million for the six months ended June 30, 2019, an increase of $30.0 million compared with $264.7 million for the six months ended June 30, 2018. Advisory Fees were $237.5 million for the six months ended June 30, 2019, an increase of $35.7 million compared with $201.8 million for the six months ended June 30, 2018. The increase in Advisory Fees resulted from significant growth in our strategic advisory business and modest growth in our restructuring and special situations business. Placement Fees were $52.0 million for the six months ended June 30, 2019, a decrease of $2.2 million compared with $54.3 million for the six months ended June 30, 2018. The decrease was primarily attributable to a decrease in private equity placement revenues. Interest Income and Other was $5.3 million for the six months ended June 30, 2019, a decrease of $3.5 million compared with $8.7 million for the six months ended June 30, 2018. The decrease was primarily driven by a decrease in reimbursable expenses billed to clients.

Expenses

Expenses were $153.1 million for the three months ended June 30, 2019, an increase of $32.6 million compared with $120.5 million for the three months ended June 30, 2018. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Other Expenses, Professional Fees, Depreciation and Amortization and Occupancy and Related of $24.9 million, $2.3 million, $1.6 million, $1.5 million and $1.2 million, respectively. The increase in Compensation and Benefits reflected higher revenues during the current quarter as well as increased headcount. The increase in Other Expenses was driven by interest expense associated with the acquisition of CamberView and additional market data and other expenses associated with increased headcount and business activity. The increase in Professional Fees was primarily due to increased headcount and business activity. Depreciation and Amortization increased primarily due to additional amortization expense related to intangible assets recorded in the acquisition of CamberView during the fourth quarter of 2018. The increase in Occupancy and Related was primarily due to the CamberView acquisition and expansion in our existing locations.

Expenses were $281.3 million for the six months ended June 30, 2019, an increase of $29.3 million compared with $252.0 million for the six months ended June 30, 2018. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Other Expenses, Depreciation and Amortization, Professional Fees and Travel and Related of $16.4 million, $3.7 million, $3.2 million, $2.3 million and $2.2 million, respectively. The increase in Compensation and Benefits reflected higher revenues during the current six month period as well as increased headcount. The increase in Other Expenses was driven by interest expense associated with the acquisition of CamberView and additional market data and other expenses associated with increased headcount and business activity. Depreciation and Amortization increased primarily due to additional amortization expense related to intangible assets recorded in the acquisition of CamberView during the fourth quarter of 2018. The increases in Professional Fees and Travel and Related were primarily due to increased headcount and business activity.

Provision (Benefit) for Taxes

The Company’s Provision for Taxes for the three months ended June 30, 2019 was $3.6 million, which represents an effective tax rate of 26.2% on pretax income of $13.6 million. The Company’s Benefit for Taxes for the three months ended June 30, 2018 was $0.9 million, which represents an effective tax rate of -8.7% on pretax income of $10.1 million.

The Company’s Provision for Taxes for the six months ended June 30, 2019 was $2.5 million, which represents an effective tax rate of 18.8% on pretax income of $13.5 million. The Company’s Benefit for Taxes for the six months ended June 30, 2018 was $5.0 million, which represents an effective tax rate of -39.1% on pretax income of $12.8 million.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2019 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The change in tax rate between the six months ended June 30, 2019 and 2018 was primarily due to a decreased tax benefit related to the deliveries of vested shares at values in excess of their amortized cost.

Non-Controlling Interests

Net Income (Loss) Attributable to Non-Controlling Interests is derived from the Income Before Provision (Benefit) for Taxes and the percentage allocation of the net income (loss) between the holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss).

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

As of June 30, 2019 and December 31, 2018, we were in compliance with the debt covenants under the Amended and Restated Loan Agreement.

We evaluate our cash needs on a regular basis in light of current market conditions. As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents and investments of $85.6 million and $108.3 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of June 30, 2019 and December 31, 2018, total accounts receivable were $221.9 million and $217.8 million, respectively, net of allowance for doubtful accounts of $0.4 million and $0.7 million, respectively. Included in Accounts Receivable are long-term receivables of $75.9 million and $77.9 million as of June 30, 2019 and December 31, 2018, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 16. “Regulated Entities” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, shareholder advisory, restructuring and special situations and private fund advisory and placement services businesses. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Our activities may also be subject to regulation, including regulatory capital requirements, by various other foreign jurisdictions and self-regulatory organizations.

We do not anticipate that compliance with any and all such requirements will materially adversely impact the availability of funds for domestic and parent-level purposes.

Share Repurchase Program

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million, which is in addition to the previous October 26, 2017 authorization. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the six months ended June 30, 2019, the Company repurchased 639,204 shares of Class A common stock at an average price of $40.15, or $25.7 million in aggregate, pursuant to this share repurchase program. As of June 30, 2019, the available amount remaining for repurchases under this program was $107.2 million.

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

With respect to our other litigation matters, including the litigation discussed under “—Item 1. Legal Proceedings” in “Part II. Other Information” included elsewhere in this report, we are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations. However, the disposition of these contingencies could be material to our financial results in the period in which it occurs.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $11.5 million and $8.9 million as of June 30, 2019 and December 31, 2018, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Other

See Notes 9, 11, 12, 14 and 15 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements, commitments and employee benefit plans, respectively.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Second Quarter of 2019

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
April 1 to April 30	—	$—	—	$132.9 million
May 1 to May 31	558,550	40.51	558,550	110.2 million
June 1 to June 30	80,654	37.71	80,654	107.2 million
Total	639,204	$40.15	639,204	$107.2 million

(a)

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million, which is in addition to the previous October 26, 2017 authorization. As of June 30, 2019, the Company’s remaining repurchase authorization was $107.2 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales

In connection with the issuance during the second quarter of 2019 of LTIP Units in PJT Partners Holdings LP to certain personnel, PJT Partners Inc. issued three corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the second quarter of 2019 and plans to regularly pay quarterly dividends.

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

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: August 2, 2019

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)