Form 10-Q
period 2019-09-30
PJT Partners Inc.
filed 2019-11-01
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of October 28, 2019, there were 23,086,207 shares of Class A common stock, par value $0.01 per share, and 207 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2019	2018
Assets
Cash and Cash Equivalents	$108,039	$106,110
Investments	10,187	2,157
Accounts Receivable (net of allowance for doubtful accounts of $510 and $726 at September 30, 2019 and December 31, 2018, respectively)	255,870	217,768
Intangible Assets, Net	41,734	49,160
Goodwill	172,725	176,031
Furniture, Equipment and Leasehold Improvements, Net	35,864	34,805
Operating Lease Right-of-Use Assets	135,283	—
Other Assets	42,137	26,935
Deferred Tax Asset, Net	54,479	58,851
Total Assets	$856,318	$671,817
Liabilities and Equity (Deficit)
Accrued Compensation and Benefits	$104,209	$89,642
Accounts Payable, Accrued Expenses and Other Liabilities	20,575	24,657
Operating Lease Liabilities	150,833	—
Deferred Rent Liability	—	16,417
Amount Due Pursuant to Tax Receivable Agreement	8,989	8,456
Taxes Payable	2,992	7,040
Deferred Revenue	8,767	7,856
Loan Payable	25,750	30,000
Total Liabilities	322,115	184,068
Commitments and Contingencies
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 25,508,471 and 23,940,185 issued at September 30, 2019 and December 31, 2018, respectively; 23,074,837 and 22,586,787 outstanding at September 30, 2019 and December 31, 2018, respectively)	251	240
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 207 issued and outstanding at September 30, 2019; 199 issued and outstanding at December 31, 2018)	—	—
Additional Paid-In Capital	277,566	210,939
Accumulated Deficit	(160,573)	(169,836)
Accumulated Other Comprehensive Loss	(1,129)	(627)
Treasury Stock at Cost (2,433,634 and 1,353,398 shares at September 30, 2019 and December 31, 2018, respectively)	(110,639)	(67,172)
Total PJT Partners Inc. Equity (Deficit)	5,476	(26,456)
Non-Controlling Interests	528,727	514,205
Total Equity	534,203	487,749
Total Liabilities and Equity	$856,318	$671,817

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Advisory Fees	$146,075	$117,161	$383,577	$318,918
Placement Fees	25,596	18,229	77,603	72,481
Interest Income and Other	2,556	4,753	7,807	13,456
Total Revenues	174,227	140,143	468,987	404,855
Expenses
Compensation and Benefits	123,040	99,875	337,356	297,780
Occupancy and Related	7,883	6,641	22,821	20,017
Travel and Related	5,567	5,449	19,247	16,906
Professional Fees	6,120	6,072	17,589	15,290
Communications and Information Services	3,365	2,781	10,071	9,521
Depreciation and Amortization	3,454	2,263	10,709	6,362
Other Expenses	5,015	4,980	17,906	14,140
Total Expenses	154,444	128,061	435,699	380,016
Income Before Provision (Benefit) for Taxes	19,783	12,082	33,288	24,839
Provision (Benefit) for Taxes	5,002	(197)	7,544	(5,189)
Net Income	14,781	12,279	25,744	30,028
Net Income Attributable to Non-Controlling Interests	7,956	4,729	12,992	10,297
Net Income Attributable to PJT Partners Inc.	$6,825	$7,550	$12,752	$19,731
Net Income Per Share of Class A Common Stock
Basic	$0.28	$0.34	$0.53	$0.91
Diluted	$0.28	$0.33	$0.52	$0.85
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,013,033	22,275,847	24,107,179	21,425,766
Diluted	24,973,570	24,112,349	25,024,084	24,047,660

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$14,781	$12,279	$25,744	$30,028
Other Comprehensive Loss, Net of Tax — Currency Translation Adjustment	(974)	(151)	(941)	(613)
Comprehensive Income	13,807	12,128	24,803	29,415
Less:
Comprehensive Income Attributable to Non- Controlling Interests	7,496	4,655	12,553	9,989
Comprehensive Income Attributable to PJT Partners Inc.	$6,311	$7,473	$12,250	$19,426

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

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Stock	Interests	Total
Balance at June 30, 2018	21,261,616	213	(539,127)	$213	$—	$86,191	$(182,588)	$(73)	$(28,029)	$542,162	$417,876
Net Income	—	—	—	—	—	—	7,550	—	—	4,729	12,279
Other Comprehensive Loss	—	—	—	—	—	—	—	(77)	—	(74)	(151)
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,072)	—	—	—	(1,072)
Tax Distributions	—	—	—	—	—	—	—	—	—	—	—
Equity-Based Compensation	—	—	—	—	—	15,810	—	—	—	10,562	26,372
Forfeiture Liability for Equity Awards	—	—	—	—	—	(654)	—	—	—	—	(654)
Net Share Settlement	—	—	—	—	—	(629)	—	—	—	—	(629)
Deliveries of Vested Shares of Class A Common Stock	734,985		—	7	—	(7)	—	—	—	—	—
Change in Ownership Interest	—	(5)	—	—	—	(7,805)	—	—	—	(6,763)	(14,568)
Treasury Stock Purchases	—	—	(186,507)	—	—	—	—	—	(10,070)		(10,070)
Balance at September 30, 2018	21,996,601	208	(725,634)	$220	$—	$92,906	$(176,110)	$(150)	$(38,099)	$550,616	$429,383

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

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Stock	Interests	Total
Balance at June 30, 2019	25,101,023	203	(1,992,602)	$251	$—	$278,053	$(166,257)	$(615)	$(92,856)	$500,925	$519,501
Net Income	—	—	—	—	—	—	6,825	—	—	7,956	14,781
Other Comprehensive Loss	—	—	—	—	—	—	—	(514)	—	(460)	(974)
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,141)	—	—	—	(1,141)
Tax Distributions	—	—	—	—	—	—	—	—	—	(89)	(89)
Equity-Based Compensation	—	—	—	—	—	14,774	—	—	—	9,896	24,670
Forfeiture Liability for Equity Awards	—	—	—	—	—	1	—	—	—	—	1
Net Share Settlement	—	—	—	—	—	(178)	—	—	—	—	(178)
Deliveries of Vested Shares of Class A Common Stock	407,448	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	4	—	—	—	(15,084)	—	—	—	10,499	(4,585)
Treasury Stock Purchases	—	—	(441,032)	—	—	—	—	—	(17,783)	—	(17,783)
Balance at September 30, 2019	25,508,471	207	(2,433,634)	$251	$—	$277,566	$(160,573)	$(1,129)	$(110,639)	$528,727	$534,203

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net Income	$25,744	$30,028
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	90,319	90,526
Depreciation and Amortization Expense	10,709	6,362
Amortization of Operating Lease Right-of-Use Assets	13,382	—
Deferred Taxes	5,293	(6,923)
Other	2,814	(906)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(40,582)	(11,841)
Other Assets	(16,469)	(1,250)
Accrued Compensation and Benefits	15,934	5,802
Accounts Payable, Accrued Expenses and Other Liabilities	(2,641)	1,892
Operating Lease Liabilities	(14,381)	—
Deferred Rent Liability	—	(295)
Taxes Payable	(4,047)	563
Deferred Revenue	927	4,313
Net Cash Provided by Operating Activities	87,002	118,271
Investing Activities
Purchases of Investments	(9,929)	(22,000)
Proceeds from Sales and Maturities of Investments	930	36,168
Purchases of Furniture, Equipment and Leasehold Improvements	(6,359)	(6,464)
Settlement of Acquisition-Related Escrow	7,485	—
Net Cash Provided by (Used in) Investing Activities	(7,873)	7,704
Financing Activities
Dividends	(3,489)	(3,154)
Proceeds from Revolving Credit Facility	15,000	—
Payments on Revolving Credit Facility	(15,000)	—
Principal Payments on Term Loan	(4,250)	—
Tax Distributions	(109)	(15)
Employee Taxes Paid for Shares Withheld	(9,455)	(21,681)
Cash-Settled Exchanges of Partnership Units	(14,471)	(45,699)
Treasury Stock Purchases	(43,467)	(35,797)
Payments Pursuant to Tax Receivable Agreement	(210)	(10)
Principal Payments on Finance Leases	(106)	(76)
Net Cash Used in Financing Activities	(75,557)	(106,432)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,643)	1,212
Net Increase in Cash and Cash Equivalents	1,929	20,755
Cash and Cash Equivalents, Beginning of Period	106,110	145,619
Cash and Cash Equivalents, End of Period	$108,039	$166,374
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$6,050	$1,105
Payments for Interest	$1,153	$—
Non-Cash Receipt of Shares	$—	$2,254

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2019, the non-controlling interest was 40.5%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash is primarily held at three major U.S. financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $10.4 million as of September 30, 2019.

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

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding leases. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. The lease-related assets are amortized to expense over the life of the leases and the liability, and related interest expense, are reduced as lease payments are made over the life of the lease. Entities are also required to provide enhanced disclosure about leasing arrangements. The amendments retain lease classifications, distinguishing finance leases from operating leases, using criteria that are substantially similar for distinguishing capital leases from operating leases in previous guidance.

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

Acquisition of CamberView

In October 2018, the Company completed the acquisition of CamberView Partners Holdings, LLC (“CamberView”). The purchase price as of September 30, 2019 was comprised of the following:

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

The total purchase price includes Securityholder Representative Funds, as defined in the agreement and plan of merger, of $1.0 million, which may be used to cover post-closing obligations of the selling unitholders. Any release of these proceeds to PJT Partners Inc. will not result in a change to the total purchase price above.

The following table summarizes the allocation of the total purchase price:

	December 31, 2018	Measurement Period Adjustments	September 30, 2019
Assets
Cash	$6,787	$—	$6,787
Accounts Receivable	2,602	—	2,602
Furniture, Equipment and Leasehold Improvements, Net	283	—	283
Other Assets	2,915	(81)	2,834
Identifiable Intangible Assets	40,600	(1,700)	38,900
Goodwill	103,745	(3,306)	100,439
Deferred Tax Asset	111	(111)	—
Total Assets	157,043	(5,198)	151,845
Liabilities
Accrued Compensation and Benefits	192	—	192
Accounts Payable, Accrued Expenses and Other Liabilities	8,660	—	8,660
Deferred Rent Liability	230	—	230
Taxes Payable	54	—	54
Deferred Revenue	6,560	—	6,560
Total Liabilities	15,696	—	15,696
Net Assets	$141,347	$(5,198)	$136,149

The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 include the results of CamberView. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2017 is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Total Revenues	$149,712	$440,250
Net Income Attributable to PJT Partners Inc.	$4,152	$18,789

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table reconciles revenues recognized from contracts with customers to Total Revenues in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Advisory Fees	$146,075	$117,161	$383,577	$318,918
Placement Fees	25,596	18,229	77,603	72,481
Interest Income from Placement Fees	1,295	1,245	3,388	3,665
Reimbursable Expenses	1,784	2,292	4,650	6,658
Revenues from Contracts with Customers	174,750	138,927	469,218	401,722
Sublease Income and Other	(523)	1,216	(231)	3,133
Total Revenues	$174,227	$140,143	$468,987	$404,855

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of September 30, 2019, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $14.6 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $6.3 million and $15.4 million for the three and nine months ended September 30, 2019, respectively, and $0.9 million and $13.0 million for the three and nine months ended September 30, 2018, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Fee Revenue recognized by the Company during the three and nine months ended September 30, 2019 and 2018 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and nine months ended September 30, 2019 and 2018.

The beginning and ending balances of Deferred Revenue are included in the Condensed Consolidated Statements of Financial Condition. For the nine months ended September 30, 2019 and 2018, $7.8 million and $1.4 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of September 30, 2019 and December 31, 2018, the Company recorded $1.8 million and $1.1 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable are long-term receivables of $64.1 million and $77.9 million as of September 30, 2019 and December 31, 2018, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $7.9 million and $7.5 million as of September 30, 2019 and December 31, 2018, respectively, which were outstanding more than 90 days. As of September 30, 2019, the Company had an allowance for doubtful accounts related to long-term receivables of $0.2 million. There was no allowance for doubtful accounts with respect to such receivables as of December 31, 2018.

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

Balance, December 31, 2018	$176,031
Measurement Period Adjustments (a)	(3,306)
Balance, September 30, 2019	$172,725

(a)	During the nine months ended September 30, 2019, the Company recorded $3.3 million of measurement period adjustments related to the acquisition of CamberView.

Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2019	2018
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$62,876
Trade Name	9,800	9,900
Total Intangible Assets	71,076	72,776
Accumulated Amortization
Customer Relationships	(26,037)	(21,501)
Trade Name	(3,305)	(2,115)
Total Accumulated Amortization	(29,342)	(23,616)
Intangible Assets, Net	$41,734	$49,160

Amortization expense was $1.8 million and $5.7 million for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2018, respectively. As a result of a decrease in intangible assets as of September 30, 2019, the Company recorded a cumulative decrease to accumulated amortization of $0.2 million as of September 30, 2019. Such change was also reflected in Depreciation and Amortization in the Condensed Consolidated Statements of Operations.

Amortization of intangible assets held at September 30, 2019 is expected to be $1.9 million for the remainder of the year ending December 31, 2019; $7.7 million for the years ending December 31, 2020 and 2021; $6.5 million for the year ending December 31, 2022; and $4.9 million for the year ending December 31, 2023.

7.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30,	December 31,
	2019	2018
Office Equipment	$2,283	$2,151
Leasehold Improvements	43,207	38,745
Furniture and Fixtures	14,885	13,558
Total Furniture, Equipment and Leasehold Improvements	60,375	54,454
Accumulated Depreciation	(24,511)	(19,649)
Furniture, Equipment and Leasehold Improvements, Net	$35,864	$34,805

Depreciation expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2019, respectively, and $1.7 million and $4.6 million for the three and nine months ended September 30, 2018, respectively.

8.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	September 30, 2019
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$44,914	$—	$44,914

	December 31, 2018
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$3,297	$—	$3,297
Common Stock	2,157	—	—	2,157
Total Investments	$2,157	$3,297	$—	$5,454

Investments in Treasury securities were included in both Cash and Cash Equivalents and Investments at September 30, 2019 and in Cash and Cash Equivalents at December 31, 2018 in the Condensed Consolidated Statements of Financial Condition.

During the three and nine months ended September 30, 2019 and 2018, there were no transfers from Level I to Level II related to Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the three and nine months ended September 30, 2019 and 2018.

The carrying value of the loan payable approximates fair value based on Level II inputs.

9.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income Before Provision (Benefit) for Taxes	$19,783	$12,082	$33,288	$24,839
Provision (Benefit) for Taxes	$5,002	$(197)	$7,544	$(5,189)
Effective Income Tax Rate	25.3%	(1.6)%	22.7%	(20.9)%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2019 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of September 30, 2019, the Company had no unrecognized tax benefits.

10.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and nine months ended September 30, 2019 and 2018 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net Income Attributable to PJT Partners Inc.	$6,825	$7,550	$12,752	$19,731
Less:
Dividends on Participating Securities	6	8	17	92
Net Income Attributable to Participating Securities	5	36	14	110
Net Income Attributable to Shares of Class A Common Stock — Basic	6,814	7,506	12,721	19,529
Incremental Net Income from Dilutive Securities	150	342	329	971
Net Income Attributable to Shares of Class A Common Stock — Diluted	$6,964	$7,848	$13,050	$20,500
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,013,033	22,275,847	24,107,179	21,425,766
Weighted-Average Number of Incremental Shares from Unvested RSUs	960,537	1,836,502	916,905	2,621,894
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	24,973,570	24,112,349	25,024,084	24,047,660
Net Income Per Share of Class A Common Stock
Basic	$0.28	$0.34	$0.53	$0.91
Diluted	$0.28	$0.33	$0.52	$0.85

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 39,928,898 and 40,060,520 for the three and nine months ended September 30, 2019, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and nine months ended September 30, 2019, such exchange is not reflected in diluted net income per share as the assumed exchange is not dilutive.

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2019 and 2018 that have been excluded from the calculation of net income per share of Class A common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted-Average Unvested RSUs	(a)	(a)	(a)	(a)
Weighted-Average Participating RSUs	28,514	125,388	45,039	143,856
Weighted-Average Partnership Units	15,915,865	16,385,862	15,953,341	15,475,111

(a)	These securities were determined to be dilutive.

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

During the nine months ended September 30, 2019, the Company repurchased 1.1 million shares of Class A common stock at an average price of $40.21, or $43.5 million in aggregate, pursuant to the share repurchase program. As of September 30, 2019, the available amount remaining for repurchases under this program was $89.4 million.

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

The following table represents equity-based compensation expense and related income tax benefit for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Equity-Based Compensation Expense	$24,670	$26,372	$90,319	$90,526
Income Tax Benefit	$2,140	$2,057	$8,414	$7,513

Restricted Stock Units

A summary of the status of the Company’s unvested RSUs as of September 30, 2019 and for changes during the nine months ended September 30, 2019 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2018	4,254,205	$40.99	98,295	$37.17
Granted	2,034,018	43.88	—	—
Vested	(1,830,990)	35.75	(73,908)	35.72
Forfeited	(327,988)	40.66	(6,085)	41.58
Dividends Reinvested on RSUs	16,682	42.58	—	—
Balance, September 30, 2019	4,145,927	$44.76	18,302	$41.57

As of September 30, 2019, there was $106.5 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested RSU awards with both a service and market condition as of September 30, 2019 and for changes during the nine months ended September 30, 2019 is presented below:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	253,152	$26.19
Granted	25,158	12.07
Forfeited	(15,968)	26.19
Balance, September 30, 2019	262,342	$24.84

As of September 30, 2019, there was $4.4 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 3.0 years. The Company assumes a forfeiture rate of 4.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

The following table presents the assumptions used to determine the fair value of the RSU awards in PJT Partners Inc. with both a service and market condition granted during the nine months ended September 30, 2019:

Risk-Free Interest Rate	1.7% - 2.3%
Dividend Yield	0.5%
Expected Volatility Factor	28.2% - 29.8%
Weighted-Average Volatility Factor	29.0%
Expected Life (in years)	2.8 - 3.2

Restricted Share Awards

In connection with the acquisition of CamberView, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the nine months ended September 30, 2019, 3,591 restricted share awards were granted. For the year ended December 31, 2018, 5,100 restricted share awards were granted. As of September 30, 2019, no restricted shares have vested or have been forfeited and there was $0.3 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

A summary of the status of the Company’s unvested Partnership Units as of September 30, 2019 and for changes during the nine months ended September 30, 2019 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	3,323,948	$24.23
Granted	128,278	38.83
Vested	(156,354)	30.64
Balance, September 30, 2019	3,295,872	$24.49

As of September 30, 2019, there was $16.6 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 0.2 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

Partnership Unit Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested Partnership Unit awards with both a service and market condition as of September 30, 2019 and for changes during the nine months ended September 30, 2019 is presented below:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	5,118,133	$5.72
Vested	(122,902)	5.72
Forfeited	(125,319)	5.72
Balance, September 30, 2019	4,869,912	$5.72

As of September 30, 2019, there was $0.5 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 0.1 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2019, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Partnership Units	8,160,671	0.2
Restricted Stock Units	4,237,789	1.3
Restricted Share Awards	7,690	2.0
Total Equity-Based Awards	12,406,150	0.5

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $6.6 million and $19.3 million for the three and nine months ended September 30, 2019, respectively, and $1.8 million and $7.6 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was $45.4 million of unrecognized compensation expense related to these awards. This cost is expected to be recognized over a weighted-average period of 2.3 years.

12.	LEASES

The Company adopted the new lease accounting guidance as of January 1, 2019, which is further discussed in Note 2. “Summary of Significant Accounting Policies—Recent Accounting Developments.” The Company determines if an arrangement is, or contains, a lease at inception.

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2030. The lease arrangements for office space typically contain payments to the lessor for common area maintenance charges and reimbursement for certain other costs that are not fixed. The Company accounts for these costs as variable lease costs and does not include them in the lease component. Such amounts recorded during the three and nine months ended September 30, 2019 are included in the table below. The Company has also entered into arrangements to sublease a portion of its office space, which expire at various dates through 2025.

The Company leases certain office equipment pursuant to finance leases, which expire at various dates through 2024. The Company does not elect the practical expedient to include the non-lease component with the lease component as a single lease component.

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

For the three and nine months ended September 30, 2019, the components of lease expense were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
Operating Lease Cost	$6,456	$18,563
Finance Lease Cost
Amortization of Right-of-Use Assets	38	107
Interest on Lease Liabilities	2	5
Total Finance Lease Cost	40	112
Short-Term Lease Cost	9	234
Variable Lease Cost	752	2,045
Sublease Income	(892)	(2,715)
Total Lease Cost	$6,365	$18,239

Supplemental information related to leases was as follows:

Nine Months Ended
September 30, 2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$14,381
Operating Cash Flows from Finance Leases	7
Financing Cash Flows from Finance Leases	106
Right-of-Use Assets Obtained in Exchange for Lease Liabilities
Operating Leases	150,843
Finance Leases	34

September 30, 2019
Weighted-Average Remaining Lease Term (in years)
Operating Leases	7.7
Finance Leases	1.7
Weighted-Average Discount Rate
Operating Leases	4.9%
Finance Leases	3.2%

For the three and nine months ended September 30, 2018, rent expense was $6.1 million and $18.4 million, respectively. Rent expense is included in Occupancy and Related in the Condensed Consolidated Statements of Operations. This amount includes escalation payments, which are paid when invoiced.

As of December 31, 2018, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.7 million.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of September 30, 2019:

Year Ending December 31,	Finance	Operating
2019 (October 1 through December 31)	$38	$6,221
2020	126	22,924
2021	21	24,802
2022	8	24,636
2023	4	24,601
Thereafter	2	78,473
Total Lease Payments	199	181,657
Less: Imputed Interest	6	30,824
Total	$193	$150,833

In August 2019, the Company entered into a lease agreement for office space in San Francisco, California. Such lease has not been included in Operating Lease Right-of-Use Assets and Operating Lease Liabilities on the Condensed Consolidated Statement of Financial Condition as the Company does not yet have the right to use the premises. Commencement of the lease is anticipated to occur in the fourth quarter of 2019 with an initial term that expires in 2031.

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

Certain Partnership Unitholders exchanged 338,911 and 918,229 Partnership Units, respectively, for cash in the amounts of $14.5 million and $45.7 million, respectively, for the nine months ended September 30, 2019 and 2018, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

During the third quarter of 2019, the Company was presented with 108,108 Partnership Units to be exchanged. The Company will settle the exchange of these Partnership Units on November 5, 2019 for cash for an aggregate payment of $4.5 million. The price per Partnership Unit to be paid by the Company is $41.46, which is equal to the volume-weighted average price of a share of the Company’s Class A common stock on October 31, 2019.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2019 and December 31, 2018, the Company had amounts due of $9.0 million and $8.5 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

As of September 30, 2019 and December 31, 2018, there were no outstanding borrowings under the revolving credit facility.

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

As of September 30, 2019 and December 31, 2018, the Company was in compliance with the debt covenants under the Amended and Restated Loan Agreement.

As of September 30, 2019, the future scheduled principal payments on the Term Loan were as follows:

Year Ending December 31,
2019	$4,250
2020	17,000
2021	4,500
$25,750

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $9.0 million and $8.9 million as of September 30, 2019 and December 31, 2018, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.9 million as of September 30, 2019 and December 31, 2018.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of September 30, 2019 and December 31, 2018, the Company had accrued $1.8 million and $4.3 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain of its employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.3 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2018, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

16.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory, shareholder advisory and restructuring and special situations services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $12.8 million and $10.6 million as of September 30, 2019 and December 31, 2018, respectively, which exceeded the minimum net capital requirement by $11.6 million and $8.1 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $6.1 million and $15.0 million as of September 30, 2019 and December 31, 2018, respectively, which exceeded the minimum net capital requirement by $5.8 million and $14.7 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of September 30, 2019 and December 31, 2018, both of these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Domestic	$150,576	$119,224	$427,503	$351,822
International	23,651	20,919	41,484	53,033
Total	$174,227	$140,143	$468,987	$404,855

	September 30,	December 31,
	2019	2018
Assets
Domestic	$713,847	$628,437
International	142,471	43,380
Total	$856,318	$671,817

The Company had one client that represented 10.7% and 12.3% of total revenues for the three months ended September 30, 2019 and 2018, respectively. The Company is not subject to any material concentrations with respect to its revenues for the nine months ended September 30, 2019 and 2018. The Company is not subject to any material concentrations of credit risk with respect to its accounts receivable as of September 30, 2019 and December 31, 2018.

18.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on December 18, 2019 to Class A common stockholders of record on December 4, 2019.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Refinitiv, worldwide M&A announced volumes during the first nine months of 2019 were down 10% versus the comparable prior period in 2018, but still the fourth strongest first nine months since records began in 19801. We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a tool for growth.

[1]	Source: Refinitiv Global Mergers & Acquisitions Review for First Nine Months 2019 as of September 30, 2019.

Global restructuring activity for the first nine months of 2019 remained consistent with 2018 despite continued low default rates in a benign credit environment. Notwithstanding, a balanced mix of in-court and out-of-court transactions for companies, creditors and financial sponsors has driven increased demand for restructuring and liability management services across a broad range of industries including technology, media and telecommunications; oil and gas; pharmaceuticals; and consumer products. PJT Partners maintained strong market share and was ranked #1 in global completed restructurings2.

As investors seek to enhance returns, diversification and portfolio yield, alternative assets continue to be in demand by institutional investors on a global basis. Within certain asset classes, we are seeing increased interest in narrow and niche strategies as well as customized solutions such as joint ventures, separate accounts and direct investment opportunities.

On June 23, 2016, the United Kingdom (“U.K.”) voted to leave the European Union (“E.U.”), commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. with an original deadline for withdrawal at the end of March 2019, which has now been extended to January 31, 2020. The full impact of Brexit remains uncertain and the political climate in Europe continues to take shape. The future terms of the U.K.’s relationship with the E.U. are still being determined. We expect that circumstances relating to Brexit will impact the Company’s organization and/or operations and we are taking preparatory steps accordingly.

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

[2]	Source: Refinitiv Distressed Debt & Bankruptcy Restructuring Review for First Half 2019 as of July 15, 2019.

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Condensed Consolidated Statements of Financial Condition.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$146,075	$117,161	25%	$383,577	$318,918	20%
Placement Fees	25,596	18,229	40%	77,603	72,481	7%
Interest Income and Other	2,556	4,753	(46)%	7,807	13,456	(42)%
Total Revenues	174,227	140,143	24%	468,987	404,855	16%
Expenses
Compensation and Benefits	123,040	99,875	23%	337,356	297,780	13%
Occupancy and Related	7,883	6,641	19%	22,821	20,017	14%
Travel and Related	5,567	5,449	2%	19,247	16,906	14%
Professional Fees	6,120	6,072	1%	17,589	15,290	15%
Communications and Information Services	3,365	2,781	21%	10,071	9,521	6%
Depreciation and Amortization	3,454	2,263	53%	10,709	6,362	68%
Other Expenses	5,015	4,980	1%	17,906	14,140	27%
Total Expenses	154,444	128,061	21%	435,699	380,016	15%
Income Before Provision (Benefit) for Taxes	19,783	12,082	64%	33,288	24,839	34%
Provision (Benefit) for Taxes	5,002	(197)	N/M	7,544	(5,189)	N/M
Net Income	14,781	12,279	20%	25,744	30,028	(14)%
Net Income Attributable to Non-Controlling Interests	7,956	4,729	68%	12,992	10,297	26%
Net Income Attributable to PJT Partners Inc.	$6,825	$7,550	(10)%	$12,752	$19,731	(35)%

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Advisory Fees
Number of Clients	181	78	250	142
Number of Fee-Paying Clients with $1 Million or More	27	29	77	84
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	1	2	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	12.7%	26.4%	N/A	N/A

Placement Fees
Number of Clients	40	34	63	63
Number of Fee-Paying Clients with $1 Million or More	7	7	24	21
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	2	1	—	—
Percentage of Such Clients’ Fees of Total Placement Fees	21.8%	17.1%	N/A	N/A

Total Revenues were $174.2 million for the three months ended September 30, 2019, an increase of $34.1 million compared with $140.1 million for the three months ended September 30, 2018. Advisory Fees were $146.1 million for the three months ended September 30, 2019, an increase of $28.9 million compared with $117.2 million for the three months ended September 30, 2018. The increase in Advisory Fees was driven by significant growth in our strategic advisory business, which more than offset a decline in restructuring activity. Placement Fees were $25.6 million for the three months ended September 30, 2019, an increase of $7.4 million compared with $18.2 million for the three months ended September 30, 2018. The increase in Placement Fees was primarily driven by growth in corporate private placement activity and fund placement activity for private equity clients. Interest Income and Other was $2.6 million for the three months ended September 30, 2019, a decrease of $2.2 million compared with $4.8 million for the three months ended September 30, 2018. The decrease was primarily driven by lower reimbursable expenses billed to clients as well as realized and unrealized foreign currency losses.

Total Revenues were $469.0 million for the nine months ended September 30, 2019, an increase of $64.1 million compared with $404.9 million for the nine months ended September 30, 2018. Advisory Fees were $383.6 million for the nine months ended September 30, 2019, an increase of $64.7 million compared with $318.9 million for the nine months ended September 30, 2018. The increase in Advisory Fees was driven by significant growth in our strategic advisory business. Placement Fees were $77.6 million for the nine months ended September 30, 2019, an increase of $5.1 million compared with $72.5 million for the nine months ended September 30, 2018. The increase was primarily driven by growth in corporate private placement activity. Interest Income and Other was $7.8 million for the nine months ended September 30, 2019, a decrease of $5.6 million compared with $13.5 million for the nine months ended September 30, 2018. The decrease was primarily driven by lower reimbursable expenses billed to clients as well as realized and unrealized foreign currency losses.

Expenses

Expenses were $154.4 million for the three months ended September 30, 2019, an increase of $26.4 million compared with $128.1 million for the three months ended September 30, 2018. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Occupancy and Related and Depreciation and Amortization of $23.2 million, $1.2 million and $1.2 million, respectively. The increase in Compensation and

Benefits Expense reflected higher revenues during the current quarter as well as increased headcount. The increase in Occupancy and Related was primarily due to expansion in footprint in our existing locations as well as the assumption of leases in the CamberView acquisition. Depreciation and Amortization increased primarily due to additional amortization expense related to intangible assets recorded in the acquisition of CamberView during the fourth quarter of 2018.

Expenses were $435.7 million for the nine months ended September 30, 2019, an increase of $55.7 million compared with $380.0 million for the nine months ended September 30, 2018. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Depreciation and Amortization, Other Expenses, Occupancy and Related, Travel and Related and Professional Fees of $39.6 million, $4.3 million, $3.8 million, $2.8 million, $2.3 million and $2.3 million, respectively. The increase in Compensation and Benefits Expense reflected higher revenues during the current nine month period as well as increased headcount. Depreciation and Amortization increased primarily due to additional amortization expense related to intangible assets recorded in the acquisition of CamberView during the fourth quarter of 2018. Other Expenses increased primarily due to interest expense associated with the acquisition of CamberView and additional market data and other expenses associated with increased headcount and business activity. The increase in Occupancy and Related was primarily due to expansion in footprint in our existing locations as well as the assumption of leases in the CamberView acquisition. The increases in Travel and Related and Professional Fees were primarily due to increased headcount and business activity.

Provision (Benefit) for Taxes

The Company’s Provision for Taxes for the three months ended September 30, 2019 was $5.0 million, which represents an effective tax rate of 25.3% on pretax income of $19.8 million. The Company’s Benefit for Taxes for the three months ended September 30, 2018 was $0.2 million, which represents an effective tax rate of -1.6% on pretax income of $12.1 million.

The Company’s Provision for Taxes for the nine months ended September 30, 2019 was $7.5 million, which represents an effective tax rate of 22.7% on pretax income of $33.3 million. The Company’s Benefit for Taxes for the nine months ended September 30, 2018 was $5.2 million, which represents an effective tax rate of -20.9% on pretax income of $24.8 million.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2019 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax and to certain compensation charges that are not deductible for income tax purposes.

The change in tax rate between the nine months ended September 30, 2019 and 2018 was primarily due to a decreased tax benefit related to the delivery during the period of vested shares at values in excess of their amortized cost.

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

Information regarding our Amended and Restated Loan Agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019 and December 31, 2018, we were in compliance with the debt covenants under the Amended and Restated Loan Agreement.

We evaluate our cash needs on a regular basis in light of current market conditions. As of September 30, 2019 and December 31, 2018, we had cash, cash equivalents and investments of $118.2 million and $108.3 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of September 30, 2019 and December 31, 2018, total accounts receivable were $255.9 million and $217.8 million, respectively, net of allowance for doubtful accounts of $0.5 million and $0.7 million, respectively. Included in Accounts Receivable are long-term receivables of $64.1 million and $77.9 million as of September 30, 2019 and December 31, 2018, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

During the nine months ended September 30, 2019, the Company repurchased 1.1 million shares of Class A common stock at an average price of $40.21, or $43.5 million in aggregate, pursuant to the share repurchase program. As of September 30, 2019, the available amount remaining for repurchases under this program was $89.4 million.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $9.0 million and $8.9 million as of September 30, 2019 and December 31, 2018, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Third Quarter of 2019

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
July 1 to July 31	—	$—	—	$107.2 million
August 1 to August 31	441,032	40.29	441,032	89.4 million
September 1 to September 30	—	—	—	89.4 million
Total	441,032	$40.29	441,032	$89.4 million

(a)

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million. As of September 30, 2019, the Company’s remaining repurchase authorization was $89.4 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales

In connection with the issuance during the third quarter of 2019 of LTIP Units in PJT Partners Holdings LP to certain personnel, PJT Partners Inc. issued five corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the third quarter of 2019 and plans to regularly pay quarterly dividends.

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

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

Date: November 1, 2019

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)