Form 10-K
period 2019-12-31
PJT Partners Inc.
filed 2020-02-27
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was approximately $908.6 million.

As of February 20, 2020, there were 22,851,863 shares of Class A common stock, par value $0.01 per share, and 209 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of The Blackstone Group Inc. (“Blackstone” or our “former Parent”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to Blackstone’s unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. Throughout this Annual Report on Form 10-K, we refer to this transaction as the “spin-off.” In October 2018, we acquired CamberView Partners Holdings, LLC (“CamberView” or “PJT Camberview”).

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

Overview

PJT Partners is a premier global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, shareholder advisory, restructuring and special situations and private fund advisory and fundraising services to corporations, financial sponsors, institutional investors and governments around the world. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. We also provide, through PJT Park Hill, private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds. PJT Partners began trading on the New York Stock Exchange (“NYSE”) under the symbol “PJT” on October 1, 2015.

We have world-class franchises in each of the areas in which we compete:

Strategic Advisory

Our team of leading professionals delivers innovative solutions to highly complex challenges across mergers and acquisitions (“M&A”), strategic advisory and capital markets advisory. Our strategic advisory business offers a broad range of financial advisory and transaction execution capability, including M&A, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Through PJT Camberview, our industry leading shareholder advisory business, we provide investor-led advice to public company boards and management teams around the globe on shareholder engagement, strategic investor relations, activism and contested situations, sustainability and complex corporate governance matters.

Restructuring and Special Situations

Our Restructuring and Special Situations business is one of the world’s leading advisors in restructurings and recapitalizations, both in and out of court, around the globe. With expertise in highly complex capital structure challenges, we advise companies, creditors and financial sponsors on liability management and related capital raise transactions including exchanges, recapitalizations, reorganizations, debt repurchases and distressed mergers and acquisitions.

PJT Park Hill

PJT Park Hill, our leading global alternative asset advisory and fundraising business, provides private fund advisory and fundraising services for a diverse range of investment strategies. Moreover, PJT Park Hill is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups. PJT Park Hill’s Secondary Advisory business is a leading advisor to global alternative asset managers and provides clients with a breadth of expertise in the secondary markets, including GP liquidity solutions, GP tender offers, GP recapitalizations, LP portfolio solutions, asset strip sales, single asset SPVs and other structured solutions.

Our Key Competitive Strengths

We intend to execute on our strategy by capitalizing on the following strengths of our organization:

•

Young, Entrepreneurial Firm. PJT Partners combines three decades of experience and excellence with the energy and enthusiasm of a new firm. Our teams act as trusted advisors to a diverse group of clients around the world, providing clients with creative solutions addressing a range of complex strategic matters. The creativity and depth of our advice, and the integrity and judgment with which we deliver it, provide a strong foundation for our growing business. The quality of our advice is core to what we do.

•

Broad Based Advisory Capabilities. In addition to our leading strategic advisory, restructuring and special situations and asset advisory and fundraising businesses, we deliver a broad suite of advisory services across a growing number of industry verticals, products and geographies. We have recently partnered with Nasdaq Private Market to combine the capabilities of PJT Park Hill’s leading Secondary Advisory business with Nasdaq’s best-in-class technology platform to offer clients superior transaction execution. With the addition of PJT Camberview, our industry leading shareholder advisory business, we have further enhanced our ability to advise boards and management teams globally on shareholder engagement, strategic investor relations, activism and contested situations, sustainability and complex corporate governance matters.

•

One Dedicated Firm with Highly Complementary Businesses. Our firm benefits from having a number of leading and complementary businesses. Our differentiated and diverse portfolio of industry, product and geographical expertise enables us to serve our clients in a unique way. Our premier advisory practices allow us to provide best-in-class advice to clients whether they are looking for growth through strategic alternatives, advice in shareholder engagement or in a restructuring or reorganization, or access to capital. Our deep networks across businesses allow us to connect clients and help them meet their strategic objectives.

•

Defined by Deep Relationships. Our partners have decades of experience and long-standing relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments. Their expertise across multiple product areas, industry verticals and geographies are sought by clients in complex, cross-border situations around the globe. Our PJT Park Hill business has long-standing relationships across Europe, the Middle East and Asia that give them unique access to global capital and drives incremental value for our clients.

•

Global Market Leadership. Our Restructuring and Special Situations Group is a global market leader. Our PJT Park Hill business has a leading market position across all four of its businesses: private equity, hedge funds, real estate and secondary advisory. Our rapidly growing premier Strategic Advisory business is comprised of industry leading practitioners and has been the named advisor on some of the most high-profile and complex transactions. Our leading PJT Camberview business is well-known in the marketplace, having advised more than fifty Fortune 100 companies since its founding in 2012.

•

Defined by Collaboration, Clients and Content. We have a cohesive partnership centered around our core values of character, collaboration, commercial impact/client relationships and content. Our culture provides the ideal environment for idea sharing, collaboration and innovation. Our bankers are encouraged to make frequent client connections and leverage the experience and insights of fellow partners to deliver clients optimal service and outcomes. Our culture also fosters retention of top talent and provides a superior platform from which to recruit top bankers at all levels.

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

Our Growth Strategy

Our strategy to achieve our growth objectives has the following components:

•

Expand Our Market Leadership in Restructuring and Special Situations and PJT Park Hill. Our firm is strengthened by the deep client relationships and strong brand reputations we have in our leading Restructuring and Special Situations and PJT Park Hill businesses. These businesses are benefiting from closer collaboration across all our businesses, increased dialogues with financial sponsors as well as the increased footprint and product expertise and capabilities of our rapidly growing Strategic Advisory business.

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

•

Enhance Collaboration Among Our Businesses to Better Serve Clients. We operate a scaled, diversified global advisory franchise comprised of highly synergistic businesses, which each share our culture of excellence, teamwork and entrepreneurship. Our partners and team members have relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments as well as expertise in multiple product areas, industry verticals and geographies. By operating in a more integrated and cohesive manner, we are able to offer our clients a comprehensive and differentiated suite of advisory services. In addition, our deep networks across our businesses allow us to connect clients and provide incremental value in helping them meet their strategic objectives.

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

Our Talent

As a premier global advisory-focused investment bank, we believe that we must have an approach to human capital management that ensures PJT Partners remains a destination for top talent at all levels. We have been focused on this since our firm’s inception and we want to be front-footed when it comes to attracting diverse individuals to our platform. Firm culture is critical to all aspects of how we do business and to our long-term success.

Our human capital successes thus far are evident in the number and quality of hires we have made as well as in the feedback we receive through our annual employee survey. Reinforcement of the culture we are building comes through engaging with and listening to our employees, our reward principles we apply to compensation and promotion decisions and through our various talent development initiatives, which continue to evolve as we grow.

As it pertains to the recruitment of talent, all candidates for PJT Partners are interviewed by a range of professionals, with a clear focus on quality of the candidate’s capabilities as well as character. The firm seeks candidates that buy in to a philosophy that prioritizes the long-term success of the firm and its clients, over near-term gains for the individual, as reflected in our reward principles.

As of December 31, 2019, we employed 678 individuals globally, including 81 partners.

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

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the U.S. and across the globe. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. PJT Partners LP, through which strategic advisory, shareholder advisory and restructuring and special situations services are conducted in the United States, and Park Hill Group LLC, which is an entity within the PJT Park Hill private fund advisory and fundraising services business, are registered broker-dealers. These registered broker-dealers are subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of, its member firms, which would include any such registered broker-dealer. State securities regulators also have regulatory or oversight authority over any such registered broker-dealer.

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

PJT Partners LP is registered as a “municipal advisor” with the SEC and the Municipal Securities Rulemaking Board (the “MSRB”). In 2013, as required under the Dodd-Frank Act, the SEC issued its final rule regarding the new category of regulated financial activity: “municipal advisors” (the “MA Rule”). The MA Rule, which became effective in 2014, imposes a fiduciary duty on municipal advisors when advising municipal entities. In addition to the SEC rule, the MSRB has developed a number of implementing rules and interpretive guidance relating to municipal advisors, and we have implemented policies and procedures reasonably designed to comply with such rules and guidance. In recent years, broker-dealer and municipal advisor interaction with municipal entities has become an area of greater rulemaking and regulatory interest; however, we do not expect a materially adverse impact on municipal advisory services.

Further, Park Hill Group LLC is a registered commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps and various other financial instruments in which certain of Park Hill Group LLC’s clients may invest.

In addition to the regulation we are subject to in the U.S., we are subject to regulation internationally. PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission.

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

Organizational Structure

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The ownership interests of the holders (other than PJT Partners Inc.) of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) are reflected as non-controlling interests in PJT Partners Inc.’s consolidated financial statements as of December 31, 2019.

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

The Company entered into a tax matters agreement with Blackstone (the “Tax Matters Agreement”) that governs the respective rights, responsibilities and obligations of the Company and Blackstone after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns.

The Company has also entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Refer to Note 14. “Transactions with Related Parties” and Note 15. “Commitments and Contingencies—Transactions and Agreements with Blackstone” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” for further information about the agreements entered into in connection with the spin-off.

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

Our private fund advisory and fundraising business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity, real estate and hedge funds for clients we serve.

PJT Park Hill provides private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity, real estate and hedge funds. Our ability to assist fund managers and sponsors raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. Additionally, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited, the results of PJT Park Hill may be adversely affected.

Our revenue in any given period is dependent in part on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

A substantial portion of our revenue in any given period is dependent in part on the number of fee-paying clients in such period. We had 142 clients and 141 clients that generated fees equal to or greater than $1 million for the years ended December 31, 2019 and 2018, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients varies significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2019 or 2018.

We have recorded net losses in the past and we may experience net losses in the future.

We have recorded consolidated or combined net losses in two of the five years ended December 31, 2019. A primary component of these net losses in each period was significant non-cash charges, consisting primarily of transaction-related compensation charges associated with Blackstone’s initial public offering (“IPO”), our spin-off from Blackstone, the acquisition of CamberView, and the amortization of intangible assets that were recorded in connection with Blackstone’s IPO, the acquisition of PJT Capital LP and the acquisition of CamberView. We expect such non-cash charges to continue to be significant for the next few years and, as a result, we may record net losses during such periods.

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

Our future success and growth depends to a substantial degree on our ability to retain and motivate our partners and other key personnel. Our professionals possess substantial experience and expertise and have strong relationships with our clients. As a result, the loss of these professionals could jeopardize our relationships with clients and result in the loss of client engagements. We may not be successful in our efforts to retain and motivate the required personnel as the market for qualified advisory and fund advisory services professionals is extremely competitive.

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

In addition, with respect to PJT Park Hill, our private fund advisory and fundraising business, we face the risk that we may not be able to collect all or a portion of the fees that we recognize. The placement fees earned by PJT Park Hill are generally recognized by us for accounting purposes upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are typically paid by a PJT Park Hill client over a period of time with interest (for example, three to four years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund. There is a risk that during that period of time, PJT Park Hill may not be able to collect all or a portion of the fees PJT Park Hill is due for the fund advisory services it has already provided to such client. For instance, a PJT Park Hill client’s fund may be liquidated prior to the time that all or a portion of the fees due to PJT Park Hill are due to be paid. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the placement fees earned by PJT Park Hill would be adversely affected.

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

Employee or contractor misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and talent and by subjecting us to legal liability and reputational harm.

There is a risk that our employees or contractors could engage in misconduct that would adversely affect our business. For example, our business often requires that we deal with confidential matters of great significance to our clients. If our employees or contractors were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and we could suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business. Despite our implementation of policies, our emphasis on a culture that supports diversity and inclusion, and training to prevent and detect misconduct, we cannot completely safeguard ourselves against the risk of work place misconduct, such as sexual harassment or discrimination. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business. It is not always possible to deter such misconduct, and there can be no assurance that the precautions we take to prevent and detect misconduct will be effective in all cases. If our employees or contractors engage in misconduct, our business could be materially adversely affected.

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

In addition, PJT Park Hill operates in a highly competitive environment and the barriers to entry into the private fund advisory and fundraising services business are low.

As a member of the financial services industry, we face substantial litigation and regulatory risks.

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

As a participant in the financial services industry, we are subject to extensive regulation in the U.S. and internationally. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. As a result of market volatility and disruption in recent years, the U.S. and other governments took unprecedented steps to try to stabilize the financial system, including providing assistance to financial institutions and taking certain regulatory actions. The long-term effects of these actions and of legislative and regulatory initiatives (including the Dodd-Frank Wall Street Reform and Consumer Protection Act) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial markets and participants in general, and as to us in particular.

We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. In addition, the regulatory environment in which we operate is subject to modification and further regulation. Such changes may increase the expenses we incur without necessarily leading to commensurate increases in revenues. Certain laws and regulations within the U.S. and internationally include extraterritorial application that may lead to overlapping or conflicting legal and regulatory burdens with additional risks and implementation expenses. New laws or regulations applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes.

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

In addition, several states and municipalities in the United States, including, but not limited to, California, Illinois, New York State and New York City have adopted “pay-to-play” and placement agent rules, which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements of Park Hill Group LLC or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact our PJT Park Hill business.

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

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients and other third parties. We may be subject to attempted security breaches and cyber-attacks and, while we are not aware of any such occurrence to date, a successful breach of our systems, or the systems used by our clients and other third parties, could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means and could originate from a wide variety of sources, including foreign governments or other unknown third parties. Although we take various measures to ensure the integrity of our and third-party systems on which we rely, there can be no assurance that these measures will provide adequate protection, especially because the cyber-attack techniques used change frequently or are not recognized until launched. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures. If our or third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. Phishing attacks and email spoofing attacks are often used to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business.

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

In addition, a disaster or other business continuity problem, such as a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could lead us to experience operational challenges, and if we are unable to timely and successfully recover that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

We are exposed to risks related to our insurance coverage.

Our operations and financial results are subject to risks and uncertainties related to our use of insurance for a variety of risks, including cybersecurity risk. While we endeavor to purchase insurance coverage appropriate for our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if our insurance coverage proves to be inadequate or unavailable. Insurance claims may divert management resources away from operating our business.

We may not be able to generate sufficient cash in the future to service any current or future indebtedness or other contractual obligations, or a significant deterioration in the credit markets or the failure of one or more commercial banking institutions, could adversely affect our liquidity.

Our ability to make scheduled payments on or to refinance any current or future debt obligations or other contractual obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any current or future indebtedness. If our cash flows and capital resources are insufficient to fund any current or future debt obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness or other contractual obligations.

As of December 31, 2019, we had cash, cash equivalents and investments of $217.5 million, of which $23.8 million was invested in Treasury securities. We monitor developments relating to the liquidity of these instruments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash or other assets could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which could have a material adverse effect on the value of our stock.

Our international operations are subject to certain risks, which may affect our revenue.

For the year ended December 31, 2019, we earned 9.1% of our total revenues from our international operations. We intend to continue to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial, business, regulatory and reputational risks, which could include the following:

•	greater difficulties in managing and staffing foreign operations;
•	language and cultural differences;
•	fluctuations in foreign currency exchange rates that could adversely affect our results;
•	unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers;
•	restrictions on travel;
•	longer transaction cycles;
•	higher operating costs;
•	local labor conditions and regulations;
•	adverse consequences or restrictions on the repatriation of earnings;
•	potentially adverse tax consequences, such as trapped foreign losses;
•	less stable political and economic environments;
•	civil disturbances or other catastrophic events that reduce business activity;
•	disasters or other business continuity problems, such as pandemics, other man-made or natural disaster or disruption involving electronic communications or other services; and
•	uncertainty regarding the ongoing relationship between the United Kingdom (“U.K.”) and European Union (“E.U.”).

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

We currently generate substantially all of our revenue from our strategic advisory, shareholder advisory, restructuring and special situations and private fund advisory and fundraising services businesses. However, we may grow our business by entering into new lines of business. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business.

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

Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results.

A change in relevant income tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could result in an audit adjustment or revaluation of our deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented in the consolidated financial statements.

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to our facts and circumstances is sometimes open to interpretation. Management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations or treaties newly enacted or enacted in the future may cause us to remeasure our deferred tax assets and have a material change to our effective tax rate.

The range of potential outcomes relating to arrangements between the European Union and the United Kingdom may adversely affect our business.

We conduct our business in European Union countries through our U.K. subsidiary, PJT Partners (UK) Limited, which is authorized and regulated in the U.K. by the Financial Conduct Authority. On June 23, 2016, the U.K. voted to leave the E.U. and on March 29, 2017, the U.K. began the process to withdraw from the E.U. The U.K. formally left the E.U. on January 31, 2020 and has immediately entered into a transition period, which is expected to continue until December 31, 2020.

The full commercial, regulatory and legal impact of the U.K.’s departure from the E.U. is yet to be determined. Our U.K. entity, PJT Partners (UK) Limited, primarily services U.K. and European-domiciled clients. The U.K.’s exit from the E.U. will cause PJT Partners (UK) Limited to lose its E.U. financial services passporting rights, which allows it to operate, on a cross-border and off-shore basis, in all E.U. countries. We have developed contingency plans with respect to the regulation of our European operations. However, there is no certainty that our European operations will not be disrupted at the end of the current transition period. In addition, the ongoing uncertainty around the U.K.’s exit from the E.U. has impacted the geopolitical and macroeconomic environment. If these conditions continue or if current conditions worsen, our business could potentially be adversely affected, which may materially impact our financial position and results of operations.

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

In May 2018, the E.U.’s General Data Protection Regulations (“GDPR”) came into effect, and changed how businesses can collect, use and process the personal data of E.U. residents. As we engage in significant business in the E.U., we are subject to the GDPR’s requirements. The GDPR has extraterritorial effect and imposes a mandatory duty on businesses to self-report personal data breaches to authorities, and, under certain circumstances, to affected individuals. The GDPR also grants individuals the right to erasure (commonly referred to as the right to be forgotten), which may put a burden on us to erase records upon request. Compliance with the GDPR’s requirements may increase our legal, compliance and operational costs. Non-compliance with the GDPR’s requirements can result in significant penalties, which may have a material adverse effect on our business, expose us to legal and regulatory costs and impair our reputation.

Other jurisdictions, including certain U.S. states and non-U.S. jurisdictions where we conduct business, have also enacted or are considering data privacy legislation. For example, in June 2018, California’s legislature passed the California Consumer Privacy Act of 2018, which went into effect in 2020. Increasingly numerous, fast-changing and complex legislation related to data privacy may result in greater compliance costs, heightened regulatory scrutiny and significant penalties. New and changing regulations may increase compliance costs such that they hamper our ability to expand into new territories.

Restrictions in the credit agreement governing our term loan and revolving credit facility may impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests.

We have obtained a revolving credit facility in an aggregate principal amount of $40 million with the option for a temporary increase of up to $60 million total. We also borrowed $30 million under a term loan under the credit agreement, which was repaid in full in January 2020.

The credit agreement governing such revolving credit facility and term loan contains a number of significant covenants that, among other things, would require us to maintain certain minimum tangible net worth and liquidity and maximum leverage levels and the covenants may restrict our ability to:

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

The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share, representing significantly less than one percent of the voting power entitled to vote thereon. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. At December 31, 2019, our executive officers and directors held and/or controlled (including by way of the proxy granted to Mr. Taubman by certain executive officers of Blackstone in connection with the spin-off) 2.9% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 32.3% of the combined voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At December 31, 2019, our Class B common stockholders held significantly less than one percent of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 45.5% of the combined voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including Mr. Taubman, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, other than director elections and removals, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including Mr. Taubman, may gain the ability in the future to exercise significant influence over the outcome of director elections and removals as well.

Additionally, as of December 31, 2019, our Class B common stockholders own 40.5% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unitholders’ tax or other considerations even where no similar benefit would accrue to us.

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

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of Class A common stock of $45.13 and the London Interbank Offered Rate (“LIBOR”) of 2.00% at December 29, 2019, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2019, the aggregate amount of these termination payments would be $140.0 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

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

•

provide that certain provisions of our amended and restated certificate of incorporation, including those providing for a classified board of directors, may be amended, altered, repealed or rescinded, in whole or in part, or any provision inconsistent therewith may be adopted, only with the approval of 80% or more of the voting power of all of the outstanding shares of our capital stock entitled to vote; and

•

establish advance notice procedures and minimum stock ownership requirements for stockholder nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings, as well as provide for director qualification requirements.

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

See “Certain Relationships and Related Person Transactions—PJT Partners Holdings LP Amended and Restated Limited Partnership Agreement” in our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders (our “2019 Proxy Statement”).

Risks Relating to Our Class A Common Stock

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional partnership units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2019, we have 2,974,378,549 shares of Class A common stock authorized but unissued, including 15,757,507 shares of Class A common stock that may be issued upon exchange of Partnership Units. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. We have reserved 17,000,000 shares for issuance of new awards under our Amended and Restated 2015 Omnibus Incentive Plan. In addition, as described under “Report of the Compensation Committee—Narrative Disclosure Relating to the Summary Compensation Table, Grants of Plan-Based Awards Table, Outstanding Equity Awards at 2018 Fiscal Year-End Table, and 2018 Option Exercises and Stock Vested Table—Partner Agreements—Merger and Spin-off Transaction Equity Grants—Founder Earn-Out Units” in our 2019 Proxy Statement, Mr. Taubman and the other partners and employees of the Company received Earn-Out Units in PJT Partners Holdings LP that are subject to both service and market conditions. Any Class A common stock that we issue, including under our Amended and Restated 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of PJT Partners Inc.

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

Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund cash-settled exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder. Issuing significant numbers of shares of our Class A common stock upon exchange of Partnership Units could adversely affect the tax consequences to Blackstone of the distribution. Accordingly, while we retain the right under the Exchange Agreement to elect to settle exchanges in cash or in shares of our Class A common stock in our sole discretion, we currently intend to limit such issuances of Class A common stock in settlement of exchanges of Partnership Units to the extent necessary to preserve the intended tax-free nature of the spin-off and to comply with our obligations under the Tax Matters Agreement. The market price of shares of our Class A common stock could decline as a result of sales of our Class A common stock to fund cash-settled exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of Class A common stock received in stock-settled exchanges or, in each case, the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. See “Certain Relationships and Related Person Transactions—Exchange Agreement” in our 2019 Proxy Statement.

Our decision to return cash to our shareholders through repurchases of our Class A common stock may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders.

We have authority from our board of directors to repurchase shares of our Class A common stock in an amount up to $100 million. As of December 31, 2019, the available amount remaining for repurchases under this program was $85.1 million, which we may implement through open market purchases, privately negotiated transactions or otherwise, after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement) and other factors we deem relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized. Furthermore, there can be no assurance that any past or future repurchases will have a positive impact on our stock price or that the share repurchase plan provides the best use of our capital because the value of our common stock may decline significantly below the levels at which we repurchased shares of common stock.

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

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York 10017. We currently lease the space for our offices in Boston, Chicago, Hong Kong, London, Madrid and San Francisco. We do not own any real property.

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

In June 2017, an action was filed in New York state court against defendants PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. PJT Partners Inc. and Park Hill Group LLC moved to dismiss the complaint on August 24, 2017. On August 13, 2018, the court dismissed all of the claims asserted against PJT Partners Inc. and Park Hill Group LLC, except for the fraud-based apparent authority claim. Plaintiffs and PJT Partners Inc. and Park Hill Group LLC appealed the court’s August 2018 decision. On December 3, 2019, the appellate court dismissed the complaint in its entirety as against PJT Partners Inc. and Park Hill Group LLC. On January 2, 2020, plaintiffs filed a motion with the appellate court seeking reargument or, alternatively, leave to appeal, which we believe is without merit. We will continue to vigorously defend this action.

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group LLC and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleged, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants were grouped together with other defendants who were all alleged generically to have conspired to defraud the State of New Mexico. On November 30, 2015, after several years of motion practice, including an earlier decision by the New Mexico Supreme Court to consolidate this case with another case by the same plaintiffs (in which the Park Hill Defendants were not parties), the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. On June 6, 2017, the court granted the motion to dismiss brought on behalf of the State of New Mexico, the effect of which dismissed the action against the Park Hill Defendants. Plaintiffs have filed an appeal of the court’s decision.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NYSE under the symbol “PJT.” There is no publicly traded market for our Class B common stock, which is held by the limited partners of PJT Partners Holdings LP.

As of February 20, 2020, there were 128 holders of record of our Class A common stock. This does not include the number of holders that hold Class A common stock in “street name” through banks or broker-dealers.

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

Our revolving credit facility and term loan include, and financing arrangements that we may enter into in the future may include, restrictive covenants that limit our ability to pay dividends or repurchase our capital stock. In addition, PJT Partners Holdings LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PJT Partners Holdings LP (with certain exceptions) exceed the fair value of its assets. Subsidiaries of PJT Partners Holdings LP are generally subject to similar legal limitations on their ability to make distributions to PJT Partners Holdings LP.

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

The stock performance graph below compares the performance of an investment in our Class A common stock from October 1, 2015 (the first day our common stock began “regular-way” trading on the NYSE) through December 31, 2019, with that of the S&P 500 Index and the S&P Financials Index. Prior to October 1, 2015, there was no public market for our Class A common stock. Our Class A common stock traded on a “when-issued” basis prior to October 1, 2015. The graph assumes $100 was invested in our Class A common stock on October 1, 2015, and in the S&P 500 Index and the S&P Financials Index on September 30, 2015. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2019

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
October 1 to October 31	111,023	$39.10	111,023	$85.1 million
November 1 to November 30	—	—	—	85.1 million
December 1 to December 31	—	—	—	85.1 million
Total	111,023	$39.10	111,023	$85.1 million

(a)

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million. As of December 31, 2019, the Company’s remaining repurchase authorization was $85.1 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the issuance during the fourth quarter of 2019 of LTIP Units in PJT Partners Holdings LP to certain personnel and the transfer of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued three corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 6.	SELECTED FINANCIAL DATA

The results of operations for the year ended December 31, 2015 reflect the combined results of Blackstone’s operations for the period from January 1, 2015 to October 1, 2015 and the consolidated results of PJT Partners Inc., as reorganized and separated from Blackstone, through December 31, 2015. The results of operations for the years ended December 31, 2019, 2018, 2017 and 2016 reflect the results as a stand-alone, independent publicly traded company.

The statement of operations data for each of the years ended December 31, 2019, 2018 and 2017 and the statement of financial condition data as of December 31, 2019 and 2018 set forth below are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2016 and 2015 and the statement of financial condition data as of December 31, 2017, 2016 and 2015 are derived from the Company’s audited financial statements that are not included elsewhere in this Annual Report on Form 10-K.

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

The selected consolidated and combined financial data should be read in conjunction with “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Statement of Operations Data
Revenues
Advisory Fees	$571,771	$451,553	$386,263	$377,610	$286,014
Placement Fees	133,180	111,035	102,785	114,968	114,058
Interest Income and Other	12,688	17,660	10,234	6,852	5,866
Total Revenues	717,639	580,248	499,282	499,430	405,938
Expenses
Compensation and Benefits	502,165	424,459	391,514	381,000	315,195
Non-Compensation Expenses	133,284	114,276	97,714	103,930	96,679
Total Expenses	635,449	538,735	489,228	484,930	411,874
Income (Loss) Before Provision(Benefit) for Taxes	82,190	41,513	10,054	14,500	(5,936)
Provision (Benefit) for Taxes	18,403	(1,045)	38,380	9,392	239
Net Income (Loss)	63,787	42,558	(28,326)	5,108	(6,175)
Net Income (Loss) Attributable to Non-Controlling Interests	34,225	15,388	4,228	8,142	(13,751)
Net Income (Loss) Attributable to PJT Partners Inc.	$29,562	$27,170	$(32,554)	$(3,034)	$7,576
Net Income (Loss) Per Share of Class A Common Stock
Basic	$1.23	$1.23	$(1.73)	$(0.17)
Diluted	$1.21	$1.16	$(1.73)	$(0.17)
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,007,138	21,879,574	18,858,010	18,292,717
Diluted	25,014,569	24,254,061	18,858,010	18,292,717
Dividends Declared Per Share of Class A Common Stock	$0.20	$0.20	$0.20	$0.20

					October 1, 2015 through December 31, 2015
Net Loss					$(24,935)
Net Loss Attributable to Redeemable Non-Controlling Interests					(13,751)
Net Loss Attributable to PJT Partners Inc.					$(11,184)
Net Loss Per Share of Class A Common Stock — Basic and Diluted					$(0.61)
Weighted-Average Shares of Class A Common Stock Outstanding — Basic and Diluted					18,258,174

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$952,777	$671,817	$558,965	$590,476	$467,252
Total Liabilities (b)	$378,260	$184,068	$136,511	$177,060	$125,317
Redeemable Non-Controlling Interests (c)	$—	$—	$—	$421,976	$309,855
Non-Controlling Interests (c)	$543,127	$514,205	$586,515	$—	$—
Total Equity (Deficit) (c)	$574,517	$487,749	$422,454	$(8,560)	$32,080

(a)

Total Assets increased at December 31, 2019 primarily due to operating lease right-of-use assets recorded as a result of new lease accounting guidance adopted as of January 1, 2019. Total Assets increased at December 31, 2018 primarily due to goodwill recorded related to the acquisition of CamberView. Total Assets decreased at December 31, 2017 primarily due to decreases in Accounts Receivable, Net and Deferred Tax Asset, Net being partially offset by an increase in investments in Treasury securities. The decrease in Deferred Tax Asset, Net was primarily related to the remeasurement of deferred tax assets due to the Tax Cuts and Jobs Act. Total Assets increased at December 31, 2016 primarily due to increases in Cash and Cash Equivalents generated from operating activities during the year.

(b)

Total Liabilities increased at December 31, 2019 primarily due to operating lease liabilities recorded as a result of new lease accounting guidance adopted as of January 1, 2019. Total Liabilities increased at December 31, 2018 primarily due to a term loan entered into in connection with the acquisition of CamberView. Total Liabilities decreased at December 31, 2017 primarily related to a decrease in Accrued Compensation and Benefits. Total Liabilities increased at December 31, 2016 primarily related to an increase in Accrued Compensation and Benefits, partially offset by a decrease in Accounts Payable, Accrued Expenses and Other Liabilities.

(c)

These amounts reflected the allocation of Net Income (Loss) and the adjustment to measure the Redeemable Non-Controlling Interests at their current redemption value at each reporting date. The value of these interests was reclassified to Non-Controlling Interests at their redemption value as of October 1, 2017.

On January 1, 2019, the Company adopted new guidance from the Financial Accounting Standards Board (“FASB”) regarding leases using the transition method that allows such guidance to be applied initially at the adoption date without restating comparative periods. The guidance requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. For additional detail, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On January 1, 2018, the Company adopted amended guidance from the FASB with respect to revenue from contracts with customers using a modified retrospective approach. The Company recognized the cumulative effect of initially applying the new revenue guidance as an adjustment to the opening balance of Accumulated Deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. On an ongoing basis, the effect of the change in timing of revenue and expense recognition could be material to any given reporting period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners Inc.’s Consolidated Financial Statements and the related notes included in this Annual Report on Form 10‑K.

Our Business

PJT Partners is a premier global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, shareholder advisory, restructuring and special situations and private fund advisory and placement services to corporations, financial sponsors, institutional investors and governments around the world. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. We also provide, through PJT Park Hill, private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

We have world-class franchises in each of the areas in which we compete.

•

Our Strategic Advisory business offers a broad range of financial advisory and transaction execution capability, including mergers and acquisitions (“M&A”), joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Through PJT Camberview, our industry leading shareholder advisory business, we provide investor-led advice to public company boards and management teams around the globe on shareholder engagement, strategic investor relations, activism and contested situations, sustainability and complex corporate governance matters.

•

Our Restructuring and Special Situations business is one of the world’s leading advisors in restructurings and recapitalizations, both in and out of court, around the globe. With expertise in highly complex capital structure challenges, we advise companies, creditors and financial sponsors on liability management and related capital raise transactions including exchanges, recapitalizations, reorganizations, debt repurchases and distressed mergers and acquisitions.

•

PJT Park Hill, our leading global alternative asset advisory and fundraising business, provides private fund advisory and fundraising services for a diverse range of investment strategies. Moreover, PJT Park Hill is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Refinitiv, worldwide M&A announced volumes during 2019 were down 3% compared with 2018, but still the fourth strongest year since records began in 1980.1 We remain in a very constructive environment for M&A by historical standards. We expect corporate boards and management teams to continue to use M&A as a key strategic tool.

Global restructuring activity for 2019 was strong despite continued low default rates in a benign credit environment. Notwithstanding, a balanced mix of in-court and out-of-court transactions for companies, creditors and financial sponsors has driven increased demand for restructuring and liability management services across a broad range of industries including technology, media and telecommunications; oil and gas; pharmaceuticals; and consumer products. PJT Partners maintained strong market share and was ranked #1 in global completed restructurings.2

As investors seek to enhance returns, diversification and portfolio yield, alternative assets continue to be in demand by institutional investors on a global basis. Within certain asset classes, we are seeing increased interest in narrow and niche strategies as well as customized solutions such as joint ventures, separate accounts and direct investment opportunities.

[1]	Source: Refinitiv. Global Mergers & Acquisitions Review for Full Year 2019 as of December 31, 2019.

[2]	Source: Refinitiv. League Table ranking extracted from SDC Platinum as of February 11, 2020.

On June 23, 2016, the United Kingdom (“U.K.”) voted to leave the European Union (“E.U.”), commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. The U.K. formally left the E.U. on January 31, 2020 and has immediately entered into a transition period, which is expected to continue until December 31, 2020. The full impact of Brexit remains uncertain and the political climate in Europe continues to take shape. During this period, the future terms of the U.K.’s relationship with the E.U. will be determined. We expect that circumstances relating to Brexit will impact the Company’s organization and/or operations and we are taking preparatory steps accordingly.

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

Placement Fees – Our fundraising services are provided within PJT Park Hill and primarily serve private equity, real estate and hedge funds. Our team advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. We also provide private placement fundraising services to our corporate clients and earn placement fees based on successful completion of the transaction.

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Consolidated Statements of Financial Condition.

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, cash bonuses, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Changes in this expense are driven by fluctuations in the number of employees, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus and equity plans can also have a significant impact on this expense category and may vary from year to year.

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

The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which lowered the U.S. corporate income tax rate to 21% as of January 1, 2018.

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

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$571,771	$451,553	$386,263	$120,218	27%	$65,290	17%
Placement Fees	133,180	111,035	102,785	22,145	20%	8,250	8%
Interest Income and Other	12,688	17,660	10,234	(4,972)	(28%)	7,426	73%
Total Revenues	717,639	580,248	499,282	137,391	24%	80,966	16%
Expenses
Compensation and Benefits	502,165	424,459	391,514	77,706	18%	32,945	8%
Occupancy and Related	31,547	27,125	26,889	4,422	16%	236	1%
Travel and Related	25,700	23,374	13,617	2,326	10%	9,757	72%
Professional Fees	21,779	20,631	19,276	1,148	6%	1,355	7%
Communications and Information Services	13,380	12,539	10,770	841	7%	1,769	16%
Depreciation and Amortization	14,496	9,973	8,143	4,523	45%	1,830	22%
Other Expenses	26,382	20,634	19,019	5,748	28%	1,615	8%
Total Expenses	635,449	538,735	489,228	96,714	18%	49,507	10%
Income Before Provision (Benefit) for Taxes	82,190	41,513	10,054	40,677	98%	31,459	313%
Provision (Benefit) for Taxes	18,403	(1,045)	38,380	19,448	N/M	(39,425)	N/M
Net Income (Loss)	63,787	42,558	(28,326)	21,229	50%	70,884	N/M
Net Income Attributable to Non-Controlling Interests	34,225	15,388	4,228	18,837	122%	11,160	264%
Net Income (Loss) Attributable to PJT Partners Inc.	$29,562	$27,170	$(32,554)	$2,392	9%	$59,724	N/M

N/M	Not meaningful.

Year Ended December 31, 2019 versus Year Ended December 31, 2018

Revenues

Total Revenues were $717.6 million for the year ended December 31, 2019 compared with $580.2 million for the year ended December 31, 2018, an increase of 24%. The change in Total Revenues was primarily driven by increases of $120.2 million in Advisory Fees and $22.1 million in Placement Fees, and partially offset by a decrease of $5.0 million in Interest Income and Other. The increase in Advisory Fees was primarily driven by significant growth in our strategic advisory business. The increase in Placement Fees was driven by growth in corporate private placement activity and increased fundraising activity for alternative asset managers. The decrease in Interest Income and Other was primarily driven by realized and unrealized foreign currency losses.

The following table provides revenue statistics for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Advisory Fees
Number of Clients	287	274	153
Number of Fee-Paying Clients with $1 Million or More	104	107	88
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	—	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	—	—	—
Placement Fees
Number of Clients	78	81	79
Number of Fee-Paying Clients with $1 Million or More	39	36	34
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	—	—	—
Percentage of Such Clients’ Fees of Total Placement Fees	—	—	—

Expenses

Expenses were $635.4 million for the year ended December 31, 2019, an increase of $96.7 million compared with $538.7 million for the year ended December 31, 2018. The increase in expenses was primarily attributable to increases in Compensation and Benefits of $77.7 million, Other Expenses of $5.7 million, Depreciation and Amortization of $4.5 million and Occupancy and Related of $4.4 million. The increase in Compensation and Benefits reflected higher revenues during the year ended December 31, 2019 as well as increased headcount. The increase in Other Expenses was due to interest expense associated with the acquisition of CamberView and additional market data and other expenses associated with increased headcount and business activity. The increase in Depreciation and Amortization was due to additional amortization expense related to intangible assets recorded in the acquisition of CamberView during the fourth quarter of 2018. The increase in Occupancy and Related was due to expansion in footprint in our existing locations as well as the assumption of leases in connection with the CamberView acquisition. The increase in Travel and Related was driven by increased headcount and business activity.

Provision (Benefit) for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2019 was $18.4 million and Benefit for Taxes for the year ended December 31, 2018 was $1.0 million. This resulted in an effective tax rate of 22.4% and ‑2.5%, respectively, based on our Income Before Provision (Benefit) for Taxes of $82.2 million and $41.5 million for the years ended December 31, 2019 and 2018, respectively. While the Company benefited in 2019 from the tax impact relating to the delivery of vested shares at a value in excess of their amortized cost, this benefit was less for the year ended December 31, 2019 compared with the year ended December 31, 2018.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is derived from the Income Before Provision (Benefit) for Taxes and the percentage allocation of the income (loss) between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss).

Year Ended December 31, 2018 versus Year Ended December 31, 2017

We have omitted the discussion of  the earliest of the three years covered in the 2019 Annual Report on Form 10-K. Such discussion is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2019, and is incorporated herein by reference.

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, investments, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets have historically been comprised of cash and cash equivalents, investments, receivables arising from strategic advisory and placement engagements and operating lease right-of-use assets. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable and operating lease liabilities. We expect to pay a significant amount of incentive compensation late each year or during the beginning of the next calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

On October 1, 2018, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) and related documents with First Republic Bank, as lender (the “Lender”). The Amended and Restated Loan Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $40 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Amended and Restated Loan Agreement, to up to $60 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 1, 2020, subject to extension by agreement of the Borrower and Lender. On February 4, 2020, the Amended and Restated Loan Agreement was further amended to extend the maturity date to October 1, 2021.

The Amended and Restated Loan Agreement also provides for a term loan with an aggregate commitment of $30 million (the “Term Loan”). The Term Loan matures on January 2, 2021. In addition to the payment of interest described below, Borrower shall pay to the Lender installment payments of principal in the amount of (a) $4.25 million on July 1, 2019 and quarterly thereafter to January 2, 2021, and (b) $4.5 million on January 2, 2021. The Term Loan was repaid in full in January 2020.

The Amended and Restated Loan Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20 million. Outstanding borrowings under the Amended and Restated Loan Agreement are secured by the accounts receivable of Park Hill Group LLC and PJT Partners LP.

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

As of December 31, 2019 and 2018, we were in compliance with the debt covenants under the Amended and Restated Loan Agreement.

We evaluate our cash needs on a regular basis in light of current market conditions. As of December 31, 2019 and 2018, we had cash, cash equivalents and investments of $217.5 million and $108.3 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of December 31, 2019 and 2018, total accounts receivable were $227.5 million and $217.8 million, respectively. There was no allowance for doubtful accounts at December 31, 2019 and $0.7 million at December 31, 2018. Included in Accounts Receivable

are long-term receivables of $77.6 million and $77.9 million as of December 31, 2019 and 2018, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Estimating the amount of payments that may be made under the tax receivable agreement entered into with the holders of Partnership Units (other than PJT Partners Inc.) is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP, the payments that PJT Partners Inc. may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes. Late payments under the tax receivable agreement generally will accrue interest at an uncapped rate equal to LIBOR plus 500 basis points. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by holders of Partnership Units.

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 17. “Regulated Entities” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, shareholder advisory, restructuring and special situations and private fund advisory and placement services businesses. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

During the year ended December 31, 2019, we repurchased 1.2 million shares of Class A common stock at an average price per share of $40.11, or $47.8 million in aggregate, pursuant to this share repurchase program. As of December 31, 2019, the available amount remaining for repurchases under this program was $85.1 million.

During the year ended December 31, 2018, we repurchased 1.3 million shares of Class A common stock at an average price of $50.14, or $64.9 million in aggregate, pursuant to this share repurchase program.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2019:

Contractual Obligations	2020	2021–2022	2023–2024	Thereafter	Total
	(Dollars in Thousands)
Operating Leases (a)	$24,173	$56,093	$54,473	$92,375	$227,114
Finance Leases (including interest)	136	45	18	—	199
Loan Payable (b)	17,000	4,500	—	—	21,500
Tax Benefit Liability (c)	1,301	538	—	—	1,839
Amount Due Pursuant to Tax Receivable Agreement (d)	964	1,259	1,259	5,807	9,289
Total	$43,574	$62,435	$55,750	$98,182	$259,941

(a)

We lease our office space under agreements that expire at various dates through 2036. Further disclosure regarding our leases is provided in Note 13. “Leases” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. In connection with these lease agreements, we are responsible for escalation payments. The contractual obligation table above includes fixed payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases and have been recorded as Operating Lease Liabilities in the Consolidated Statements of Financial Condition upon adoption of new lease guidance on January 1, 2019.

(b)

Pursuant to the employee matters agreement entered into with Blackstone (the “Employee Matters Agreement”), we have agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. Further disclosure regarding this liability is provided in Note 15. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Employee Matters Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

(c)

Represents the principal payments due on the term loan as set forth in the Amended and Restated Loan Agreement. As of December 31, 2019, we had an outstanding principal balance of $21.5 million. The term loan bears interest at a variable rate, and is further described in Note 15. “Commitments and Contingencies—Commitments, Term Loan” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. The term loan was subsequently repaid in full in January 2020.

(d)

As of December 31, 2019, we had an amount due of $9.3 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in Note 2. “Summary of Significant Accounting Policies—Amount Due Pursuant to Tax Receivable Agreement” and Note 14. “Transactions with Related Parties—Tax Receivable Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $8.0 million and $8.9 million as of December 31, 2019 and 2018, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Other

See Notes 9, 11, 13, 15 and 16 in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements, commitments and employee benefit plans, respectively.

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

Expenses

Compensation and Benefits – Compensation and Benefits includes salaries, cash bonuses, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

Our intangible assets are derived from (a) customer relationships that were established as part of Blackstone’s IPO and acquired as part of CamberView, and (b) the value of the trade name as part of the acquisitions of PJT Capital LP and CamberView. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of four to fifteen years, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included in Depreciation and Amortization in the Consolidated Statements of Operations. We do not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and cash equivalents are primarily maintained at three major U.S. financial institutions. In addition to cash and cash equivalents, we hold investments in Treasury securities, certain of which are classified as Investments in our Consolidated Statements of Financial Condition. We believe our cash, cash equivalents and investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Credit Risk

We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances and the current economic conditions that may affect a customer’s ability to pay such amounts owed to us. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. As of December 31, 2019, we had no allowance for doubtful accounts and as of December 31, 2018, our allowance for doubtful accounts was $0.7 million, which represented 0.3% of the gross accounts receivable at that date.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the years ended December 31, 2019, 2018 and 2017, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated Statements of Comprehensive Income (Loss) were a gain of $1.5 million, loss of $1.6 million and gain of $0.2 million, respectively, and in Interest Income and Other in the Consolidated Statements of Operations, a loss of $2.7 million, loss of $0.1 million and gain of $0.2 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods as we do not consider there to be significant foreign exchange risk at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the company adopted FASB ASC Topic 842, Leases, using the modified retrospective method.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers – Refer to Notes 2 & 4 to the financial statements

Critical Audit Matter Description

The Company’s services provided under contracts with customers include advisory and placement services, which are recorded as advisory and placement fees, respectively. With respect to contracts for which advisory fees are recognized, the Company’s primary performance obligation is to stand ready to perform a broad range of services the client may need over the course of the engagement. For such engagements, the customer obtains a benefit from the assurance that the Company is available to it, when-and-if needed or desired. Fees related to these stand-ready performance obligations are recognized over time using a time-based measure of progress. With respect to contracts for which placement fees are recognized, the Company has determined that the provision of overall capital advisory services in contemplation of a potential fund placement or capital raise is satisfied over time. Fees related to this performance obligation are recognized over time using a time-based method as the customer simultaneously receives and consumes the benefits of the capital advisory services as they are provided. With respect to the transaction price for advisory and placement services, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contains a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur upon achievement of the specified event.

In certain circumstances, management may be required to apply judgment in determining the timing of when there is no longer uncertainty associated with the variable consideration and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur (e.g. when publicly available information regarding the close of a transaction is not available). We identified advisory and placement fee revenue recognition as a critical audit matter because of the judgment involved in determining the timing of when there is no longer uncertainty associated with the variable consideration and whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. This required a high degree of auditor judgment and increased extent of effort to audit and evaluate the client’s determination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of recording of revenue from contracts with customers included the following, among others:

•	We tested the effectiveness of controls over revenue, including those over the timing of recording revenue.
•	We selected a sample of contracts for which revenue was recognized in 2019 and January 2020 and performed the following:
–

Evaluated whether the Company appropriately recognized revenue in the correct period by obtaining and evaluating evidence, including, but not limited to, inquiry with management, transaction close documents, press releases, confirmations, court approvals, executed agreements and communications, regarding the extent of uncertainty associated with variable consideration.

–

Obtained evidence, including, but not limited to, inquiry with management, examination of transaction close documents, press releases, confirmations, court approvals, executed agreements and communications and evaluated when it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

•

We selected a sample of contracts for which revenue was recognized in 2019 and evaluated the accuracy of management’s calculation by recalculating the revenue amounts and comparing our expectation to the amount recorded by management.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2020

We have served as the Company’s auditor since 2015.

PJT Partners Inc.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2019	2018
Assets
Cash and Cash Equivalents	$215,950	$106,110
Investments	1,543	2,157
Accounts Receivable (net of allowance for doubtful accounts of $0 and $726 at December 31, 2019 and 2018, respectively)	227,516	217,768
Intangible Assets, Net	39,806	49,160
Goodwill	172,725	176,031
Furniture, Equipment and Leasehold Improvements, Net	37,123	34,805
Operating Lease Right-of-Use Assets	166,519	—
Other Assets	43,358	26,935
Deferred Tax Asset, Net	48,237	58,851
Total Assets	$952,777	$671,817
Liabilities and Equity (Deficit)
Accrued Compensation and Benefits	$120,750	$89,642
Accounts Payable, Accrued Expenses and Other Liabilities	24,767	24,657
Operating Lease Liabilities	182,924	—
Deferred Rent Liability	—	16,417
Amount Due Pursuant to Tax Receivable Agreement	9,289	8,456
Taxes Payable	4,841	7,040
Deferred Revenue	14,189	7,856
Loan Payable	21,500	30,000
Total Liabilities	378,260	184,068
Commitments and Contingencies
Equity (Deficit)
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 25,621,451 and 23,940,185 issued at December 31, 2019 and 2018, respectively; 23,076,794 and 22,586,787 outstanding at December 31, 2019 and 2018, respectively)	251	240
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 204 issued and outstanding at December 31, 2019; 199 issued and outstanding at December 31, 2018)	—	—
Additional Paid-In Capital	290,896	210,939
Accumulated Deficit	(144,919)	(169,836)
Accumulated Other Comprehensive Income (Loss)	146	(627)
Treasury Stock at Cost (2,544,657 and 1,353,398 shares at December 31, 2019 and 2018, respectively)	(114,984)	(67,172)
Total PJT Partners Inc. Equity (Deficit)	31,390	(26,456)
Non-Controlling Interests	543,127	514,205
Total Equity	574,517	487,749
Total Liabilities and Equity	$952,777	$671,817

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Advisory Fees	$571,771	$451,553	$386,263
Placement Fees	133,180	111,035	102,785
Interest Income and Other	12,688	17,660	10,234
Total Revenues	717,639	580,248	499,282
Expenses
Compensation and Benefits	502,165	424,459	391,514
Occupancy and Related	31,547	27,125	26,889
Travel and Related	25,700	23,374	13,617
Professional Fees	21,779	20,631	19,276
Communications and Information Services	13,380	12,539	10,770
Depreciation and Amortization	14,496	9,973	8,143
Other Expenses	26,382	20,634	19,019
Total Expenses	635,449	538,735	489,228
Income Before Provision (Benefit) for Taxes	82,190	41,513	10,054
Provision (Benefit) for Taxes	18,403	(1,045)	38,380
Net Income (Loss)	63,787	42,558	(28,326)
Net Income Attributable to Non-Controlling Interests	34,225	15,388	4,228
Net Income (Loss) Attributable to PJT Partners Inc.	$29,562	$27,170	$(32,554)
Net Income (Loss) Per Share of Class A Common Stock
Basic	$1.23	$1.23	$(1.73)
Diluted	$1.21	$1.16	$(1.73)
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,007,138	21,879,574	18,858,010
Diluted	25,014,569	24,254,061	18,858,010

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Net Income (Loss)	$63,787	$42,558	$(28,326)
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	1,476	(1,552)	217
Comprehensive Income (Loss)	65,263	41,006	(28,109)
Less:
Comprehensive Income Attributable to Non-Controlling Interests	34,928	14,618	4,351
Comprehensive Income (Loss) Attributable to PJT Partners Inc.	$30,335	$26,388	$(32,460)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated				Redeemable
	Class A	Class B		Class A	Class B	Additional		Other		Non-		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling		Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Interests	Total	Interests
Balance at December 31, 2016	18,003,272	271	—	$180	$—	$9,145	$(17,946)	$61	$—	$—	$(8,560)	$421,976
Net Income (Loss)	—	—	—	—	—	—	(32,554)	—	—	9,081	(23,473)	(4,853)
Other Comprehensive Income	—	—	—	—	—	—	—	94	—	119	213	4
Dividends Declared ($0.20 Per Share of Class A Common Stock)	—	—	—	—	—	—	(3,796)	—	—	—	(3,796)	—
Tax Distributions	—	—	—	—	—	—	—	—	—	(4,734)	(4,734)	(19,125)
Equity-Based Compensation	—	—	—	—	—	72,409	—	—	—	10,921	83,330	32,598
Forfeiture Liability for Equity Awards	—	—	—	—	—	152	—	—	—	—	152	—
Net Share Settlement	—	—	—	—	—	(4,039)	—	—	—	—	(4,039)	(35)
Deliveries of Vested Shares of Class A Common Stock	596,182	—	—	6	—	(6)	—	—	—	—	—	—
Change in Ownership Interest	—	(50)	—	—	—	(3,244)	—	—	—	(3,144)	(6,388)	(38,514)
Treasury Stock Purchases	—	—	(60,333)	—	—	—	—	—	(2,302)	—	(2,302)	—
Adjustment of Redeemable Non-Controlling Interests to Redemption Value	—	—	—	—	—	(50,526)	(131,695)	—	—	—	(182,221)	182,221
Reclassification of Redeemable Non-Controlling Interests to Non- Controlling Interests	—	—	—	—	—	—	—	—	—	574,272	574,272	(574,272)
Balance at December 31, 2017	18,599,454	221	(60,333)	$186	$—	$23,891	$(185,991)	$155	$(2,302)	$586,515	$422,454	$—

(continued)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2017	18,599,454	221	(60,333)	$186	$—	$23,891	$(185,991)	$155	$(2,302)	$586,515	$422,454
Adoption of Accounting Standard	—	—	—	—	—	—	(6,696)	—	—	—	(6,696)
Net Income	—	—	—	—	—	—	27,170	—	—	15,388	42,558
Other Comprehensive Loss	—	—	—	—	—	—	—	(782)	—	(770)	(1,552)
Dividends Declared ($0.20 Per Share of Class A Common Stock)	—	—	—	—	—	—	(4,319)	—	—	—	(4,319)
Tax Distributions	—	—	—	—	—	—	—	—	—	(15)	(15)
Equity-Based Compensation	—	—	—	—	—	72,939	—	—	—	45,052	117,991
Forfeiture Liability for Equity Awards	—	—	—	—	—	(529)	—	—	—	—	(529)
Net Share Settlement	—	—	—	—	—	(22,432)	—	—	—	—	(22,432)
Deliveries of Vested Shares of Class A Common Stock	3,987,274	—	—	40	—	(40)	—	—	—	—	—
Acquisition-Related Equity Issuance	1,353,457	—	—	14	—	69,520	—	—	—	3,563	73,097
Change in Ownership Interest	—	(22)	—	—	—	67,590				(135,528)	(67,938)
Treasury Stock Purchases	—	—	(1,293,065)	—	—	—	—	—	(64,870)	—	(64,870)
Balance at December 31, 2018	23,940,185	199	(1,353,398)	$240	$—	$210,939	$(169,836)	$(627)	$(67,172)	$514,205	$487,749

(continued)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2018	23,940,185	199	(1,353,398)	$240	$—	$210,939	$(169,836)	$(627)	$(67,172)	$514,205	$487,749
Net Income	—	—	—	—	—	—	29,562	—	—	34,225	63,787
Other Comprehensive Income	—	—	—	—	—	—	—	773	—	703	1,476
Dividends Declared ($0.20 Per Share of Class A Common Stock)	—	—	—	—	—	—	(4,645)	—	—	—	(4,645)
Tax Distributions	—	—	—	—	—	—	—	—	—	(11,428)	(11,428)
Equity-Based Compensation	—	—	—	—	—	75,826	—	—	—	35,742	111,568
Forfeiture Liability for Equity Awards	—	—	—	—	—	10	—	—	—	—	10
Net Share Settlement	—	—	—	—	—	(9,598)	—	—	—	—	(9,598)
Deliveries of Vested Shares of Class A Common Stock	1,631,502	—	—	11	—	(11)	—	—	—	—	—
Acquisition-Related Equity Issuance	49,764	—	—	—	—	1,889	—	—	—	398	2,287
Change in Ownership Interest	—	5	—	—	—	11,841				(30,718)	(18,877)
Treasury Stock Purchases	—	—	(1,191,259)	—	—	—	—	—	(47,812)	—	(47,812)
Balance at December 31, 2019	25,621,451	204	(2,544,657)	$251	$—	$290,896	$(144,919)	$146	$(114,984)	$543,127	$574,517

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net Income (Loss)	$63,787	$42,558	$(28,326)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	111,568	117,991	115,928
Depreciation and Amortization Expense	14,496	9,973	8,143
Amortization of Operating Lease Right-of-Use Assets	18,312	—	—
Deferred Taxes	11,509	(7,832)	30,961
Gain on Reversal of Amount Due Pursuant to Tax Receivable Agreement	—	—	(1,561)
Other	3,566	708	(759)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(11,059)	(36,593)	41,179
Other Assets	(17,612)	(930)	(8,700)
Accrued Compensation and Benefits	29,944	(5,417)	(46,098)
Accounts Payable, Accrued Expenses and Other Liabilities	1,355	(1,602)	(322)
Operating Lease Liabilities	(18,546)	—	—
Deferred Rent Liability	—	(638)	324
Taxes Payable	(2,209)	4,811	867
Deferred Revenue	6,294	(89)	(421)
Net Cash Provided by Operating Activities	211,405	122,940	111,215
Investing Activities
Cash Paid for Acquisition, Net of Cash Received	—	(61,463)	—
Purchases of Investments	(11,253)	(22,000)	(57,163)
Proceeds from Sales and Maturities of Investments	10,859	59,176	19,988
Purchases of Furniture, Equipment and Leasehold Improvements	(8,811)	(7,206)	(1,062)
Settlement of Acquisition-Related Escrow	7,485	—	—
Net Cash Used in Investing Activities	(1,720)	(31,493)	(38,237)

(continued)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Financing Activities
Dividends	$(4,645)	$(4,319)	$(3,796)
Proceeds from Revolving Credit Facility	15,000	—	—
Payments on Revolving Credit Facility	(15,000)	—	—
Proceeds from Term Loan	—	30,000	—
Principal Payments on Term Loan	(8,500)	—	—
Tax Distributions	(11,428)	(15)	(23,859)
Employee Taxes Paid for Shares Withheld	(9,598)	(22,432)	(4,074)
Cash-Settled Exchanges of Partnership Units	(18,953)	(68,928)	(45,511)
Treasury Stock Purchases	(47,812)	(64,870)	(2,302)
Payments Pursuant to Tax Receivable Agreement	(210)	(10)	—
Principal Payments on Finance Leases	(145)	(106)	(97)
Net Cash Used in Financing Activities	(101,291)	(130,680)	(79,639)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,446	(276)	(151)
Net Increase (Decrease) in Cash and Cash Equivalents	109,840	(39,509)	(6,812)
Cash and Cash Equivalents, Beginning of Period	106,110	145,619	152,431
Cash and Cash Equivalents, End of Period	$215,950	$106,110	$145,619
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$3,843	$501	$15,106
Payments for Interest	$1,386	$368	$—
Non-Cash Receipt of Shares	$—	$2,254	$—
Supplemental Disclosure of Significant Non-Cash Activities
Acquisition of CamberView Partners Holdings, LLC
Assets Acquired	$—	$150,256	$—
Liabilities Assumed	$—	$15,696	$—
Equity Purchase Price Consideration	$—	$73,097	$—

See notes to consolidated financial statements.

PJT Partners Inc.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) deliver a wide array of strategic advisory, shareholder advisory, restructuring and special situations and private fund advisory and fundraising services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a unique portfolio of advisory services designed to help clients achieve their strategic objectives. Also, through PJT Park Hill, the Company provides private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

During the second quarter of 2019, an adjustment was identified relating to the presentation of changes in the Company’s ownership interest in PJT Partners Holdings LP, which resulted in a reclassification between Additional Paid-In Capital and Non-Controlling Interests. This immaterial correction had no impact on the Company’s Consolidated Statements of Operations and Statements of Cash Flows. The adjustment increased Additional Paid-In Capital by $60.0 million as of December 31, 2018, with a corresponding decrease to Non-Controlling Interests. The adjustment decreased Additional Paid-In Capital by $6.8 million as of December 31, 2017, with a corresponding increase to Non-Controlling Interests. In accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of this adjustment from both quantitative and qualitative perspectives, and concluded that it was immaterial to the prior periods. Consequently, the Company revised the historical consolidated financial information presented herein.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

With respect to the transaction price for advisory services, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved and the Company has determined it is probable that there is not a significant risk of a revenue reversal in the future. The types of fees may vary in each engagement, but payments for Advisory Fees are generally due promptly upon completion of a specified event or, for retainer fees, periodically over the course of the engagement.

Placement Fees

The Company’s fund placement services are provided within PJT Park Hill and primarily serve private equity, real estate and hedge funds. PJT Park Hill advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. The Company also provides private placement fundraising services to corporate clients and earns placement fees based on successful completion of the transaction.

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

With respect to the transaction price for placement services, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved and the Company has determined it is probable that there is not a significant risk of a revenue reversal in the future. Placement Fees are typically payable upon completion of a fund closing or may be paid in installments over three or four years with interest being charged to the outstanding balance. With respect to such fees paid over time, the Company has determined there is not a significant financing component related to such contracts. Placement fees earned for services to corporate clients are typically payable upon completion.

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon the London Interbank Offered Rate (“LIBOR”) plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Consolidated Statements of Financial Condition.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In making an assessment of the fair value hierarchy classification of investments in Treasury securities, the Company considers the amount of trading activity, observability of pricing inputs as well as whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run”, which is the most liquid version of the maturity band).

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at three major U.S. financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $16.8 million as of December 31, 2019.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company’s intangible assets are derived from (a) customer relationships that were established as part of Blackstone’s IPO and acquired as part of CamberView, and (b) the value of the trade name as part of the acquisitions of PJT Capital LP and CamberView. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of four to fifteen years, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included in Depreciation and Amortization in the Consolidated Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements, Net consist primarily of leasehold improvements, furniture, fixtures and equipment and office equipment, and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally ten to fifteen years, and five to seven years for other fixed assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation and amortization are included in Depreciation and Amortization in the Consolidated Statements of Operations.

Fixed assets held under finance leases are recorded at the present value of the future minimum lease payments, less accumulated depreciation and amortization in Furniture, Equipment and Leasehold Improvements, Net in the Consolidated Statements of Financial Condition. Depreciation and amortization are calculated using the straight-line method over the life of the lease and are included in Depreciation and Amortization in the Consolidated Statements of Operations. The finance lease liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

Leases

The Company adopted the new lease accounting guidance as of January 1, 2019. The Company determines if an arrangement is, or contains, a lease at inception.

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2036. The lease arrangements for office space typically contain payments to the lessor for common area maintenance charges and reimbursement for certain other costs that are not fixed. The Company accounts for these costs as variable lease costs and does not include them in the lease component. The Company has also entered into arrangements to sublease a portion of its office space, which expire at various dates through 2025.

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

The Company records ROU assets and lease liabilities for operating leases in Operating Lease Right-of-Use Assets and Operating Lease Liabilities, respectively, on the Consolidated Statements of Financial Condition.

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

Comprehensive Income (Loss)

Comprehensive Income (Loss) consists of Net Income (Loss) and Other Comprehensive Income (Loss). The Company’s Other Comprehensive Income (Loss) is comprised of foreign currency cumulative translation adjustments.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Compensation and Benefits

Compensation and Benefits includes salaries, cash bonuses, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

In June 2016, the FASB issued guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

credit loss estimates, which primarily impacts the recording of the Company’s allowance for doubtful accounts on accounts receivable balances. The guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company adopted this guidance using the modified retrospective method to the opening balance of retained earnings as of January 1, 2020. The Company is finalizing its assessment of the opening adjustment, but does not expect the adjustment to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued updated guidance on the accounting for implementation costs incurred in a cloud computing arrangement. The updated guidance requires the capitalization of implementation costs incurred in a cloud computing arrangement to be aligned with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance on January 1, 2020 for cloud computing arrangements on a prospective basis.

In August 2018, the FASB issued updated guidance that modifies the disclosure requirements for fair value measurements. The updated guidance removes and modifies various disclosures under current guidance and includes additional requirements. The updated guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance on January 1, 2020 with no material impact on its consolidated financial statements.

In December 2019, the FASB issued guidance that modifies the accounting for income taxes. The guidance provides clarification on multiple topics, including hybrid tax regimes, the tax basis step-up in goodwill that is not classified as a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation, ownership changes in investments, interim period accounting for enacted changes in tax law and year-to-date loss limitations in interim period tax accounting. The guidance is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.

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

Pursuant to the Agreement and Plan of Merger, by and among the Company, PJT Partners Holdings LP (“Purchaser”), Blue Merger Sub LLC, a wholly owned subsidiary of Purchaser, CamberView and CC CVP Partners Holdings, L.L.C., solely in its capacity as securityholder representative, dated as of August 27, 2018 (the “Agreement”), the Company acquired 100% ownership of CamberView. A portion of the closing consideration was placed into escrow to cover potential post-closing obligations of the selling unitholders.

This transaction was accounted for as a business combination and CamberView’s operating results have been included in the Company’s consolidated financial statements from the date of the transaction. The Company incurred $1.8 million of costs related to the acquisition, which were primarily recorded in Professional Fees in the Consolidated Statement of Operations for the year ended December 31, 2018.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The purchase price was comprised of the following:

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

(c)

Reflects the value of 0.1 million Partnership Units issued to certain CamberView employees at closing using a fair value of $47.53, which represented the closing stock price of $51.55 on October 1, 2018 discounted for holding period risk as well as an additional 0.1 million Partnership Units issued to certain CamberView employees upon the settlement of escrow balances in March 2019 using a fair value of $37.44, which represented the closing stock price of $40.61 on March 15, 2019 discounted for holding period risk. Partnership Units shall be eligible for exchange in accordance with the Exchange Agreement starting on the first exchange date when the Partnership Units have been both outstanding and fully vested for at least six months as of the applicable exchange date.

The total purchase price includes Securityholder Representative Funds, as defined in the Agreement, of $1.0 million, which may be used to cover post-closing obligations of the selling unitholders. Any release of these proceeds to PJT Partners Inc. will not result in a change to the total purchase price above.

Under the terms of the acquisition agreement, the Company was required to replace a portion of CamberView employees’ former equity awards and, as such, was required to allocate a portion of the newly issued awards to the purchase price. The portion not included in the purchase price is recorded in compensation expense according to the vesting conditions of the respective equity award agreements.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the allocation of the total purchase price:

	December 31, 2018	Measurement Period Adjustments	December 31, 2019
Assets
Cash	$6,787	$—	$6,787
Accounts Receivable	2,602	—	2,602
Furniture, Equipment and Leasehold Improvements, Net	283	—	283
Other Assets	2,915	(81)	2,834
Identifiable Intangible Assets	40,600	(1,700)	38,900
Goodwill	103,745	(3,306)	100,439
Deferred Tax Asset	111	(111)	—
Total Assets	157,043	(5,198)	151,845
Liabilities
Accrued Compensation and Benefits	192	—	192
Accounts Payable, Accrued Expenses and Other Liabilities	8,660	—	8,660
Deferred Rent Liability	230	—	230
Taxes Payable	54	—	54
Deferred Revenue	6,560	—	6,560
Total Liabilities	15,696	—	15,696
Net Assets	$141,347	$(5,198)	$136,149

The excess of the purchase price over the fair value of the net assets acquired of $100.4 million was recorded as goodwill. Goodwill included the in-place workforce, which allowed the Company to continue serving its existing client base, begin marketing to potential clients and avoid significant costs reproducing the workforce.

The business combination was treated as an asset purchase for tax purposes. Similar to the purchase accounting method used for book purposes, the excess of the purchase price paid over the fair value of the net assets acquired was recorded as goodwill for tax purposes. The amount of goodwill recorded for tax purposes was determined based on the consideration paid at closing and is amortized for tax purposes ratably over a fifteen year period.

The fair value of the intangible assets acquired, which consisted of CamberView’s customer relationships and trade name, is based, in part, on a valuation using an income approach. The Company considered, among other factors, the analyses of historical financial performance and an estimate of the future performance of the CamberView business. The risk adjusted discount rates used to compute the present value of individual intangible assets expected net cash flows were based upon PJT Partners Inc.’s estimated weighted average cost of capital. The estimated fair value ascribed to the identifiable intangible assets is amortized on a straight-line basis over the estimated useful life of each of the intangible assets over periods ranging between four to eight years. The carrying value of all other assets and liabilities was deemed to approximate their estimated fair value. Goodwill represented the excess of the purchase price over the fair value of net assets acquired.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Consolidated Statement of Operations for the year ended December 31, 2019 includes the results of CamberView and the Consolidated Statement of Operations for the year ended December 31, 2018 includes the results of CamberView from the date of acquisition, October 1, 2018, through December 31, 2018. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2017 is as follows:

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

4.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Advisory Fees	$571,771	$451,553
Placement Fees	133,180	111,035
Interest Income from Placement Fees and Other	11,800	13,141
Revenues from Contracts with Customers	$716,751	$575,729

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of December 31, 2019, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $20.0 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $33.7 million and $19.1 million for the years ended December 31, 2019 and 2018, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Fee Revenue recognized by the Company during the years ended December 31, 2019 and 2018 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the years ended December 31, 2019 and 2018.

For the years ended December 31, 2019 and 2018, $7.9 million and $1.4 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of December 31, 2019 and 2018, the Company recorded $2.2 million and $1.1 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Included in Accounts Receivable, Net are long-term receivables of $77.6 million and $77.9 million as of December 31, 2019 and 2018, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $11.3 million and $7.5 million as of December 31, 2019 and 2018, respectively, which were outstanding more than 90 days. There was no allowance for doubtful accounts with respect to such receivables as of December 31, 2019 and 2018.

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

	December 31,
	2019	2018
Balance, Beginning of Year	$176,031	$72,286
Goodwill Acquired (a)	—	103,745
Measurement Period Adjustments (b)	(3,306)	—
Balance, End of Year	$172,725	$176,031

(a)	The change in carrying amount of goodwill was related to the acquisition of CamberView.
(b)	During the year ended December 31, 2019, the Company recorded $3.3 million of measurement period adjustments to goodwill related to the acquisition of CamberView.

As of December 31, 2019 and 2018, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	December 31,
	2019	2018
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$62,876
Trade Name	9,800	9,900
Total Intangible Assets	71,076	72,776
Accumulated Amortization	(31,270)	(23,616)
Intangible Assets, Net	$39,806	$49,160

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2019	2018	2017
Balance, Beginning of Year	$49,160	$12,295	$14,713
Additions	—	40,600	—
Amortization Expense	(7,654)	(3,735)	(2,418)
Measurement Period Adjustments (a)	(1,700)	—	—
Balance, End of Year	$39,806	$49,160	$12,295

(a)

During the year ended December 31, 2019, the Company recorded $1.7 million of measurement period adjustments to intangible assets related to the acquisition of CamberView. As a result of this decrease in intangible assets, the Company recorded a cumulative decrease to accumulated amortization of $0.2 million as of September 30, 2019. Such change was also reflected in Depreciation and Amortization in the Consolidated Statements of Operations.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amortization of Intangible Assets held at December 31, 2019 is expected to be $7.7 million for each of the years ending December 31, 2020 and 2021; $6.5 million for the year ending December 31, 2022 and $4.9 million for each of the years ending December 31, 2023 and 2024.

7.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2019	2018
Office Equipment	$2,324	$2,151
Leasehold Improvements	45,368	38,745
Furniture and Fixtures	16,040	13,558
Total Furniture, Equipment and Leasehold Improvements	63,732	54,454
Accumulated Depreciation	(26,609)	(19,649)
Furniture, Equipment and Leasehold Improvements, Net	$37,123	$34,805

Depreciation expense was $6.8 million, $6.2 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	December 31, 2019
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$23,821	$—	$23,821

	December 31, 2018
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$3,297	$—	$3,297
Common Stock	2,157	—	—	2,157
Total Investments	$2,157	$3,297	$—	$5,454

Investments in Treasury securities were included in both Cash and Cash Equivalents and Investments at December 31, 2019 and in Cash and Cash Equivalents at December 31, 2018 in the Consolidated Statements of Financial Condition.

During the years ended December 31, 2019, 2018 and 2017, there were no transfers from Level I to Level II related to Treasury securities that were initially acquired as on-the-run and classified as Level I, but subsequently transferred to Level II as a result of becoming off-the-run. There were also no transfers between Level I, Level II or Level III during the years ended December 31, 2019, 2018 and 2017.

The carrying value of the loan payable approximates fair value based on Level II inputs.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	INCOME TAXES

The Company’s pretax income is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2019	2018	2017
Income (Loss) Before Provision (Benefit) for Taxes
Domestic	$110,012	$6,579	$13,597
International	(27,822)	34,934	(3,543)
Total	$82,190	$41,513	$10,054

The Provision (Benefit) for Income Taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current
Federal Income Tax	$3,442	$219	$5,083
State and Local Income Tax	3,142	1,323	1,749
Foreign Income Tax	310	5,245	587
	6,894	6,787	7,419
Deferred
Federal Income Tax	12,385	(5,220)	28,607
State and Local Income Tax	3,365	(2,544)	2,354
Foreign Income Tax	(4,241)	(68)	—
	11,509	(7,832)	30,961
Provision (Benefit) for Taxes	$18,403	$(1,045)	$38,380

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2019	2018	2017
Income Before Provision (Benefit) for Taxes	$82,190	$41,513	$10,054
Provision (Benefit) for Taxes	$18,403	$(1,045)	$38,380
Effective Income Tax Rate	22.4%	-2.5%	381.7%

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2019	2018	2017
Expected Income Tax Expense at the Federal Statutory Rate	21.0%	21.0%	35.0%
Remeasurement of Deferred Tax Assets Pursuant to Tax Legislation	—	—	246.0%
Permanent Differences for Compensation	4.1%	-18.6%	56.5%
Accrual to Blackstone Related to Employee Matters Agreement	0.1%	0.6%	10.4%
Partnership (Income) Loss Not Subject to U.S. Corporate Income Taxes	-8.6%	-9.3%	-18.1%
Foreign Income Taxes	-1.5%	5.4%	3.1%
State and Local Income Taxes, Net of Federal Benefit	5.7%	1.3%	27.8%
Return to Provision	-0.2%	—	24.0%
Change in Amount Due Pursuant to Tax Receivable Agreement Related to Tax Legislation	—	—	-5.4%
Rate Change Impact	1.3%	-4.6%	—
Other	0.5%	1.7%	2.4%
Effective Income Tax Rate	22.4%	-2.5%	381.7%

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2019	2018
Deferred Tax Assets
Operating Lease Liabilities	$23,669	$—
Tax Basis Step-Up from Blackstone	21,891	25,938
Deferred Compensation	13,759	12,120
Partner Exchange Basis Step-Up	9,624	10,071
Net Operating Loss	4,222	10,514
Deferred Rent	—	2,186
Other	1,337	3,504
Deferred Tax Assets Before Valuation Allowance	74,502	64,333
Valuation Allowance	—	(663)
Total Deferred Tax Assets	$74,502	$63,670
Deferred Tax Liabilities
Operating Lease Right-of-Use Assets	$21,549	$—
Intangible Assets	1,099	1,264
Fixed Assets	468	1,128
Other	3,149	2,427
Total Deferred Tax Liabilities	26,265	4,819
Deferred Tax Asset, Net	$48,237	$58,851

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Tax Cuts and Jobs Act (“Tax Legislation”) was signed into law on December 22, 2017, which lowered the U.S. corporate income tax rate to 21% as of January 1, 2018. The impact of the Tax Legislation was recorded as an increase in income tax expense of $24.7 million during the year ended December 31, 2017 due to the effects of the remeasurement of U.S. deferred tax assets at a lower enacted corporate tax rate. Additionally, the Company recorded an adjustment of $1.6 million related to a decrease in the Amount Due Pursuant to Tax Receivable Agreement in Interest Income and Other in the Consolidated Statement of Operations. With respect to the Tax Legislation, the Company did not record any adjustments during the measurement period.

With respect to foreign operations, the Company has recorded a tax benefit of $4.2 million related to an income tax net operating loss with an unlimited carryforward.

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

The Company considered its cumulative taxable income earned in recent periods and projections of future taxable income based on the growth trajectory of its business as positive evidence in evaluating its ability to utilize the deferred tax assets. The Company’s projections of future taxable income currently indicate that it is more likely than not that the deferred tax assets will be realized.

The Company does not believe that it meets the indefinite reversal criteria that would allow the Company to refrain from recognizing any deferred tax liability with respect to its foreign subsidiaries. Accordingly, the Company records a deferred tax liability with respect to an outside basis difference in its investment in a foreign subsidiary, where applicable.

The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2019, the Company is not generally subject to examination by the tax authorities for years before 2016.

The Company had no unrecognized tax benefits as of December 31, 2019 and 2018.

The Company does not anticipate a material increase or decrease in unrecognized tax benefits during the coming year.

During the years ended December 31, 2019, 2018 and 2017, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

10.	NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income (loss) per share of Class A common stock for the years ended December 31, 2019, 2018 and 2017 is presented below:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net Income (Loss) Attributable to PJT Partners Inc.	$29,562	$27,170	$(32,554)
Less:
Dividends on Participating Securities	20	128	88
Net Income Attributable to Participating Securities	34	143	—
Net Income (Loss) Attributable to Shares of Class A Common Stock — Basic	29,508	26,899	(32,642)
Incremental Net Income from Dilutive Securities	879	1,325	—
Net Income (Loss) Attributable to Shares of Class A Common Stock — Diluted	$30,387	$28,224	$(32,642)
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,007,138	21,879,574	18,858,010
Weighted-Average Number of Incremental Shares from Unvested RSUs	1,007,431	2,374,487	(a)
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	25,014,569	24,254,061	18,858,010
Net Income (Loss) Per Share of Class A Common Stock
Basic	$1.23	$1.23	$(1.73)
Diluted	$1.21	$1.16	$(1.73)

(a)	These securities were determined to be anti-dilutive and therefore were excluded from the calculation of net income (loss) per share of Class A common stock.

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 39,919,341 for the year ended December 31, 2019, excluding unvested RSUs and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the years ended December 31, 2019 and 2018, such exchange is reflected in diluted net income per share. For the year ended December 31, 2017, such exchange is not reflected in diluted net loss per share as the assumed exchange is not dilutive.

The following table summarizes the anti-dilutive securities for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Weighted-Average Unvested RSUs	(a)	(a)	3,767,622
Weighted-Average Participating RSUs	40,544	139,519	450,718
Weighted-Average Partnership Units	15,912,203	15,673,976	14,972,302

(a)	These securities were determined to be dilutive.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

On October 1, 2015, the Company adopted the PJT Partners Inc. 2015 Omnibus Incentive Plan, and on April 24, 2019, the Company adopted the Amended and Restated PJT Partners Inc. Omnibus Plan (the “PJT Equity Plan”) for the purpose of providing incentive compensation measured by reference to the value of the Company’s Class A common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. The Company has authorized 17 million shares of Class A common stock for issuance of new awards under the PJT Equity Plan, which is in addition to the shares that were issuable under the plan in connection with the spin-off. The Company intends to use newly-issued shares of the Company’s Class A common stock to satisfy vested RSU awards under the PJT Equity Plan.

The following table represents equity-based compensation expense and related income tax benefit for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Equity-Based Compensation Expense	$111,568	$117,991	$115,928
Income Tax Benefit	$10,709	$9,987	$8,664

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the spin-off, acquisition of CamberView, annual compensation process and ongoing hiring process, the Company has issued RSUs, which generally vest over a service life of three to five years. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

A summary of the status of the Company’s unvested RSUs as of December 31, 2019 and for changes during the year ended December 31, 2019 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2018	4,254,205	$40.99	98,295	$37.17
Granted	2,042,990	43.87	—	—
Vested	(1,844,158)	35.67	(73,908)	35.72
Forfeited	(337,095)	40.40	(6,085)	41.58
Dividends Reinvested on RSUs	21,653	42.59	—	—
Balance, December 31, 2019	4,137,595	$44.84	18,302	$41.57

As of December 31, 2019, there was $90.5 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 0.9 years. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

In connection with the acquisition of CamberView and ongoing hiring process, the Company has granted RSU awards containing both service and market conditions. The service condition requirement with respect to such equity-based awards is four years with 100% vesting occurring at the end of the fourth year. The market condition requirement will generally be satisfied upon the publicly traded shares of Class A common stock achieving a volume-weighted average share price target over any consecutive 30-day trading period subsequent to the grant date.

A summary of the status of the Company’s unvested RSU awards with both a service and market condition as of December 31, 2019 and of changes during the year ended December 31, 2019 is presented below:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	253,152	$26.19
Granted	25,158	12.07
Forfeited	(15,968)	26.19
Balance, December 31, 2019	262,342	$24.84

As of December 31, 2019, there was $4.1 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.7 years. The Company assumes a forfeiture rate of 4.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

The following table presents the assumptions used to determine the fair value of the RSU awards with both a service and market condition granted during the year ended December 31, 2019:

Risk-Free Interest Rate	1.7% - 2.3%
Dividend Yield	0.5%
Expected Volatility Factor	28.2% - 29.8%
Weighted-Average Volatility Factor	29.0%
Expected Life (in years)	2.8 - 3.2

Restricted Share Awards

In connection with the acquisition of CamberView, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the year ended December 31, 2019, 3,591 restricted share awards were granted. For the year ended December 31, 2018, 5,100 restricted share awards were granted. As of December 31, 2019, no restricted shares have vested or have been forfeited and there was $0.3 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Partnership Units

In connection with the spin-off, acquisition of CamberView, annual compensation process and ongoing hiring process, certain individuals were issued Partnership Units that, subject to certain terms and conditions, are exchangeable at the option of the holder for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of three to five years.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of the Company’s unvested Partnership Units as of December 31, 2019 and of changes during the year ended December 31, 2019 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	3,323,948	$24.23
Granted	138,278	38.90
Vested	(2,897,789)	22.21
Balance, December 31, 2019	564,437	$38.18

As of December 31, 2019, there was $13.4 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.0 year. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

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

A summary of the status of the Company’s unvested Partnership Unit awards with both a service and market condition as of December 31, 2019 and of changes during the year ended December 31, 2019 is presented below:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2018	5,118,133	$5.72
Vested	(1,179,034)	5.72
Forfeited	(132,916)	5.72
Balance, December 31, 2019	3,806,183	$5.72

As of December 31, 2019, there was $0.1 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 0.0 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2019, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Partnership Units (a)	552,099	1.0
Restricted Stock Units	4,266,067	1.0
Restricted Share Awards	7,903	1.8
Total Equity-Based Awards	4,826,069	1.0

(a)	Excludes 3.8 million outstanding Partnership Units subject to market conditions.

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $25.5 million, $8.8 million and $8.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $41.6 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.2 years.

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

In connection with the acquisition of CamberView, the Company issued 1.4 million shares of its Class A common stock on the acquisition date, October 1, 2018, and an additional 0.1 million shares of its Class A common stock during March 2019 related to the settlement of escrow balances.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Non-Controlling Interests

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2019 and 2018, the non-controlling interest was 40.5% and 41.5%, respectively. The percentage of the Net Income (Loss) Attributable to Non-Controlling Interests will vary from this percentage primarily due to the differing level of income taxes applicable to the controlling interest.

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

In connection with the acquisition of CamberView, the Company issued 0.1 million Partnership Units to certain CamberView employees. Such issuance has been reflected in Non-Controlling Interests in the Consolidated Statement of Changes in Equity (Deficit). An additional 0.1 million Partnership Units were issued during March 2019 related to the settlement of escrow balances.

Treasury Stock

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

During the year ended December 31, 2019, the Company repurchased 1.2 million shares of the Company’s Class A common stock at an average price per share of $40.11, or $47.8 million in aggregate, pursuant to this share repurchase program. The result of these repurchases was an increase of $47.8 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition for the year ended December 31, 2019. With respect to repurchases of the Company’s Class A common stock during the year ended December 31, 2018, the Company recorded an increase of $64.9 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

13.	LEASES

The components of lease expense were as follows:

Year Ended
December 31, 2019
Operating Lease Cost	$25,473
Finance Lease Cost
Amortization of Right-of-Use Assets	141
Interest on Lease Liabilities	6
Total Finance Lease Cost	147
Short-Term Lease Cost	234
Variable Lease Cost	2,900
Sublease Income	(3,642)
Total Lease Cost	$25,112

Supplemental information related to leases was as follows:

Year Ended
December 31, 2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$18,546
Operating Cash Flows from Finance Leases	6
Financing Cash Flows from Finance Leases	145
Right-of-Use Assets Obtained in Exchange for Lease Liabilities
Operating Leases	183,672
Finance Leases	68

December 31, 2019
Weighted-Average Remaining Lease Term (in years)
Operating Leases	9.0
Finance Leases	2.1
Weighted-Average Discount Rate
Operating Leases	4.8%
Finance Leases	3.5%

For the years ended December 31, 2018 and 2017, rent expense was $24.9 million and $24.6 million, respectively. Rent expense is included in Occupancy and Related in the Consolidated Statements of Operations. This amount includes escalation payments, which are paid when invoiced.

As of December 31, 2018, the Company maintained an irrevocable standby letter of credit for certain operating leases of $4.7 million. There was no such letter of credit as of December 31, 2019.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of December 31, 2019:

Year Ending December 31,	Finance	Operating
2020	$136	$24,173
2021	29	28,091
2022	16	28,002
2023	11	28,049
2024	7	26,424
Thereafter	—	92,375
Total Lease Payments	199	227,114
Less: Imputed Interest	8	44,190
Total	$191	$182,924

In October 2019, the Company entered into a lease agreement for office space. Such lease has not been included in Operating Lease Right-of-Use Assets and Operating Lease Liabilities on the Consolidated Statement of Financial Condition as the Company does not yet have the right to use the premises. Commencement of the lease is anticipated to occur in the first quarter of 2020 with an initial term that expires in 2025.

As of December 31, 2018, the aggregate minimum future payments required on non-cancelable leases, under legacy accounting guidance, were as follows:

	Minimum Lease Payments
Year Ending December 31,	Capital	Operating
2019	$130	$26,877
2020	104	23,445
2021	9	22,305
2022	2	22,190
2023	—	22,227
Thereafter	—	67,871
Total Minimum Lease Payments	245	184,915
Less: Amount Representing Interest	11
Capital Lease Obligation	$234
Less: Sublease Proceeds		14,182
Net Minimum Lease Payments		$170,733

14.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 0.4 million and 1.4 million Partnership Units, respectively, for cash in the amounts of $19.0 million and $68.9 million, respectively, for the years ended December 31, 2019 and 2018. Such amounts are recorded as a reduction of Non-Controlling Interests in the Consolidated Statements of Financial Condition.

During the fourth quarter of 2019, the Company was presented with 226,784 Partnership Units to be exchanged. The Company elected to settle the exchange of these Partnership Units on February 13, 2020 for cash for an aggregate payment of $11.5 million. The price per Partnership Unit paid by the Company was $50.62, which was equal to the volume-weighted average price of a share of the Company’s Class A common stock on February 10, 2020.

Registration Rights Agreement

The Company has entered into a registration rights agreement with the limited partners of PJT Partners Holdings LP pursuant to which the Company granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act of 1933 shares of Class A common stock delivered in exchange for Partnership Units. The registration rights agreement does not contain any penalties associated with failure to file or to maintain the effectiveness of a registration statement covering the shares owned by individuals covered by such agreement.

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of December 31, 2019 and 2018, the Company had amounts due of $9.3 million and $8.5 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement: $1.0 million for the year ending December 31, 2020; $0.6 million in each of the years ending December 31, 2021, 2022, 2023 and 2024; and $5.8 million in years thereafter. Actual payments may differ significantly from estimated payments.

Aircraft Lease

We make available to our partners, including the Company’s executive officers, personal use of a company leased business aircraft when the aircraft is not being used for business purposes, for which the executive officers pay the full incremental costs associated with such use. Such amount is not material to the consolidated financial statements.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On October 1, 2018, PJT Partners Holdings LP, as borrower (“Borrower”) entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) and related documents with First Republic Bank, as lender (the “Lender”). The Amended and Restated Loan Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $40.0 million, which aggregate commitments may

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

be increased, on the terms and subject to the conditions set forth in the Amended and Restated Loan Agreement, to up to $60.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 1, 2020, subject to extension by agreement of the Borrower and Lender. On February 4, 2020, the Amended and Restated Loan Agreement was further amended to extend the maturity date to October 1, 2021.

As of December 31, 2019 and 2018, there were no borrowings under the revolving credit facility.

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

The Amended and Restated Loan Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20.0 million. Outstanding borrowings under the Amended and Restated Loan Agreement are secured by the accounts receivable of Park Hill Group LLC and PJT Partners LP.

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

As of December 31, 2019 and 2018, the Company was in compliance with the debt covenants under the Amended and Restated Loan Agreement.

As of December 31, 2019, the Term Loan balance was $21.5 million, and was subsequently repaid in full in January 2020.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $8.0 million and $8.9 million as of December 31, 2019 and 2018, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.9 million as of December 31, 2019 and 2018.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of December 31, 2019 and 2018, the Company had accrued $1.8 million and $4.3 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

16.	EMPLOYEE BENEFIT PLANS

The Company contributes to employer sponsored defined contribution plans for certain employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $1.7 million, $1.2 million and $0.7 million for the years December 31, 2019, 2018 and 2017, respectively, which are included in Compensation and Benefits in the Consolidated Statements of Operations.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

17.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory, shareholder advisory and restructuring and special situations services are conducted in the United States, and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $74.4 million and $10.6 million as of December 31, 2019 and 2018, respectively, which exceeded the minimum net capital requirement by $72.8 million and $8.1 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and fundraising services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $22.1 million and $15.0 million as of December 31, 2019 and 2018, respectively, which exceeded the minimum net capital requirement by $21.8 million and $14.7 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of December 31, 2019 and 2018, both of these entities were in compliance with local capital adequacy requirements.

18.	BUSINESS INFORMATION

The Company’s activities providing strategic advisory, shareholder advisory, restructuring and special situations and private fund advisory and fundraising services constitute a single reportable segment. An operating segment is a component of an entity that conducts business and incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker in assessing performance and making resource allocation decisions. The Company has a single operating segment and therefore a single reportable segment.

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

	Year Ended December 31,
	2019	2018	2017
Revenues
Domestic	$652,108	$468,754	$431,617
International	65,531	111,494	67,665
Total	$717,639	$580,248	$499,282

	December 31,
	2019	2018
Assets
Domestic	$792,403	$628,437
International	160,374	43,380
Total	$952,777	$671,817

The Company is not subject to any material concentrations with respect to its revenues for the years ended December 31, 2019, 2018 and 2017, or credit risk with respect to its accounts receivable as of December 31, 2019 and 2018.

19.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on March 18, 2020 to Class A common stockholders of record on March 4, 2020.

The Company did not identify any other subsequent events besides those described in Note 14. “Transactions with Related Parties—Exchange Agreement” and Note 15. “Commitments and Contingencies—Commitments, Line of Credit” and Note 15. “Commitments and Contingencies—Commitments, Term Loan.”

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$128,056	$166,704	$174,227	$248,652
Expenses	128,143	153,112	154,444	199,750
Income (Loss) Before Provision for Taxes	$(87)	$13,592	$19,783	$48,902
Net Income	$937	$10,026	$14,781	$38,043
Net Income (Loss) Attributable to Non-Controlling Interests	(164)	5,200	7,956	21,233
Net Income Attributable to PJT Partners Inc.	$1,101	$4,826	$6,825	$16,810
Net Income Per Share of Class A Common Stock
Basic	$0.05	$0.20	$0.28	$0.71
Diluted	$0.04	$0.20	$0.28	$0.69
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.05	$0.05

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

PJT Partners Inc.

Schedule II – Valuation and Qualifying Accounts

(Dollars in Thousands)

	Allowance for Doubtful Accounts
	Year Ended December 31,
	2019	2018	2017
Balance, Beginning of Period	$726	$1,934	$4,374
Additions:
Bad Debt Expense	2,081	1,007	624
Deductions:
Charge-offs of Uncollectible Balances	(2,807)	(2,215)	(3,064)
Balance, End of Period	$—	$726	$1,934

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

February 27, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained in the sections captioned “Compensation of Our Executive Officers,” “Compensation of Directors” and “Report of the Compensation Committee” in the Proxy Statement is incorporated herein by reference.

Information regarding our compensation committee and compensation committee interlocks under the caption “Corporate Governance Matters—Board Committees” and “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections captioned “Compensation of Our Executive Officers—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the sections captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance Matters—Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding our independent registered public accounting firm fees and services in the section captioned “Proposal 3—Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

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

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.4	Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of February 4, 2020.

Exhibit
Number

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

10.7

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 12, 2016 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File 001-36869) filed with the Securities and Exchange Commission on February 28, 2017).

10.8

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

Exhibit
Number

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

Date: February 27, 2020

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

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 27, 2020
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 27, 2020
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ James Costos	Director	February 27, 2020
James Costos

/s/ Dennis S. Hersch	Director	February 27, 2020
Dennis S. Hersch

/s/ Emily K. Rafferty	Director	February 27, 2020
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 27, 2020
Thomas M. Ryan

/s/ Kenneth C. Whitney	Director	February 27, 2020
Kenneth C. Whitney