Form 10-Q
period 2020-03-31
PJT Partners Inc.
filed 2020-05-01
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 27, 2020, there were 24,074,927 shares of Class A common stock, par value $0.01 per share, and 210 shares of Class B common stock, par value $0.01 per share, outstanding.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of The Blackstone Group Inc. (“Blackstone” or our “former Parent”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to Blackstone’s unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. Throughout this Quarterly Report on Form 10-Q, we refer to this transaction as the “spin-off.” In October 2018, we acquired CamberView Partners Holdings, LLC (“CamberView” or “PJT CamberView”). PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the company’s operating subsidiaries, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) the possibility of cyberattacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) the possibility of failure of our computer systems or communication systems during a catastrophic event, including the outbreak of COVID-19; (d) the impact of catastrophic events, such as COVID-19, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business failures; (e) the impact of catastrophic events, such as COVID-19, on our employees and our ability to provide services to our clients and respond to their needs; (f) the failure of third-party service providers to perform their functions; and (g) volatility in the political and economic environment.

Any of these factors, as well as such other factors discussed in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2020	2019
Assets
Cash and Cash Equivalents	$88,344	$215,950
Investments	24,354	1,543
Accounts Receivable (net of allowance for credit losses of $1,410 and $0 at March 31, 2020 and December 31, 2019, respectively)	245,746	227,516
Intangible Assets, Net	37,879	39,806
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	39,946	37,123
Operating Lease Right-of-Use Assets	158,359	166,519
Other Assets	61,372	43,358
Deferred Tax Asset, Net	49,986	48,237
Total Assets	$878,711	$952,777
Liabilities and Equity
Accrued Compensation and Benefits	$63,275	$120,750
Accounts Payable, Accrued Expenses and Other Liabilities	18,822	24,767
Operating Lease Liabilities	175,552	182,924
Amount Due Pursuant to Tax Receivable Agreement	10,363	9,289
Taxes Payable	7,685	4,841
Deferred Revenue	12,701	14,189
Loan Payable	—	21,500
Total Liabilities	288,398	378,260
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 27,158,722 and 25,621,451 issued at March 31, 2020 and December 31, 2019, respectively; 24,074,768 and 23,076,794 outstanding at March 31, 2020 and December 31, 2019, respectively)	266	251
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 210 issued and outstanding at March 31, 2020; 204 issued and outstanding at December 31, 2019)	—	—
Additional Paid-In Capital	349,932	290,896
Accumulated Deficit	(128,214)	(144,919)
Accumulated Other Comprehensive Income (Loss)	(1,334)	146
Treasury Stock at Cost (3,083,954 and 2,544,657 shares at March 31, 2020 and December 31, 2019, respectively)	(140,178)	(114,984)
Total PJT Partners Inc. Equity	80,472	31,390
Non-Controlling Interests	509,841	543,127
Total Equity	590,313	574,517
Total Liabilities and Equity	$878,711	$952,777

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2020	2019
Revenues
Advisory Fees	$156,591	$104,467
Placement Fees	38,992	23,312
Interest Income and Other	4,588	277
Total Revenues	200,171	128,056
Expenses
Compensation and Benefits	134,024	95,151
Occupancy and Related	8,654	7,136
Travel and Related	5,296	6,959
Professional Fees	4,523	5,802
Communications and Information Services	3,546	3,213
Depreciation and Amortization	3,820	3,620
Other Expenses	6,749	6,262
Total Expenses	166,612	128,143
Income (Loss) Before Provision (Benefit) for Taxes	33,559	(87)
Provision (Benefit) for Taxes	1,550	(1,024)
Net Income	32,009	937
Net Income (Loss) Attributable to Non-Controlling Interests	13,149	(164)
Net Income Attributable to PJT Partners Inc.	$18,860	$1,101
Net Income Per Share of Class A Common Stock
Basic	$0.78	$0.05
Diluted	$0.72	$0.04
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,097,715	23,760,876
Diluted	40,353,624	40,019,889

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019
Net Income	$32,009	$937
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(2,782)	1,261
Comprehensive Income	29,227	2,198
Less:
Comprehensive Income Attributable to Non- Controlling Interests	11,847	437
Comprehensive Income Attributable to PJT Partners Inc.	$17,380	$1,761

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2018	23,940,185	199	(1,353,398)	$240	$—	$210,939	$(169,836)	$(627)	$(67,172)	$514,205	$487,749
Net Income (Loss)	—	—	—	—	—	—	1,101	—	—	(164)	937
Other Comprehensive Income	—	—	—	—	—	—	—	660	—	601	1,261
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,188)	—	—	—	(1,188)
Equity-Based Compensation	—	—	—	—	—	23,884	—	—	—	11,089	34,973
Forfeiture Liability for Equity Awards	—	—	—	—	—	6	—	—	—	—	6
Net Share Settlement	—	—	—	—	—	(8,604)	—	—	—	—	(8,604)
Deliveries of Vested Shares of Class A Common Stock	1,088,396	—	—	11	—	(11)	—	—	—	—	—
Acquisition-Related Equity Issuance	49,764	—	—	—	—	1,889	—	—	—	398	2,287
Change in Ownership Interest	—	1	—	—	—	53,377	—	—	—	(62,642)	(9,265)
Balance at March 31, 2019	25,078,345	200	(1,353,398)	$251	$—	$281,480	$(169,923)	$33	$(67,172)	$463,487	$508,156

(continued)

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2019	25,621,451	204	(2,544,657)	$251	$—	$290,896	$(144,919)	$146	$(114,984)	$543,127	$574,517
Adoption of Accounting Standard	—	—	—	—	—	—	(938)	—	—	—	(938)
Net Income	—	—	—	—	—	—	18,860	—	—	13,149	32,009
Other Comprehensive Loss	—	—	—	—	—	—	—	(1,480)	—	(1,302)	(2,782)
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,217)	—	—	—	(1,217)
Equity-Based Compensation	—	—	—	—	—	35,043	—	—	—	2,289	37,332
Forfeiture Liability for Equity Awards	—	—	—	—	—	1	—	—	—	—	1
Net Share Settlement	—	—	—	—	—	(12,124)	—	—	—	—	(12,124)
Deliveries of Vested Shares of Class A Common Stock	1,537,271	—	—	15	—	(15)	—	—	—	—	—
Change in Ownership Interest	—	6	—	—	—	36,131	—	—	—	(47,422)	(11,291)
Treasury Stock Purchases	—	—	(539,297)	—	—	—	—	—	(25,194)	—	(25,194)
Balance at March 31, 2020	27,158,722	210	(3,083,954)	$266	$—	$349,932	$(128,214)	$(1,334)	$(140,178)	$509,841	$590,313

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net Income	$32,009	$937
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity-Based Compensation Expense	37,332	34,973
Depreciation and Amortization Expense	3,820	3,620
Amortization of Operating Lease Right-of-Use Assets	5,193	3,632
Provision for Credit Losses	997	286
Deferred Taxes	(92)	(1,438)
Other	279	489
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(21,982)	13,858
Other Assets	(18,319)	(19,998)
Accrued Compensation and Benefits	(55,645)	(63,913)
Accounts Payable, Accrued Expenses and Other Liabilities	(5,957)	(3,043)
Operating Lease Liabilities	(4,118)	(5,137)
Taxes Payable	2,838	(3,855)
Deferred Revenue	(1,414)	(329)
Net Cash Used in Operating Activities	(25,059)	(39,918)
Investing Activities
Purchases of Investments	(23,918)	—
Proceeds from Sales and Maturities of Investments	1,324	—
Purchases of Furniture, Equipment and Leasehold Improvements	(5,364)	(1,561)
Settlement of Acquisition-Related Escrow	—	7,485
Net Cash Provided by (Used in) Investing Activities	(27,958)	5,924
Financing Activities
Dividends	(1,217)	(1,188)
Proceeds from Revolving Credit Facility	16,000	15,000
Payments on Revolving Credit Facility	(16,000)	(15,000)
Principal Payments on Term Loan	(21,500)	—
Employee Taxes Paid for Shares Withheld	(12,124)	(8,604)
Cash-Settled Exchanges of Partnership Units	(11,480)	(9,437)
Treasury Stock Purchases	(25,194)	—
Payments Pursuant to Tax Receivable Agreement	—	(210)
Principal Payments on Finance Leases	(39)	(40)
Net Cash Used in Financing Activities	(71,554)	(19,479)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,035)	1,710
Net Decrease in Cash and Cash Equivalents	(127,606)	(51,763)
Cash and Cash Equivalents, Beginning of Period	215,950	106,110
Cash and Cash Equivalents, End of Period	$88,344	$54,347
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$2,407	$4,253
Payments for Interest	$109	$475

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2020, the non-controlling interest was 39.2%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Given the uncertainty of the COVID-19 pandemic and resulting economic impact, estimates may need to be revised in the future, which could materially impact the Company’s future results of operations and/or financial condition.

Intercompany transactions have been eliminated for all periods presented.

During the second quarter of 2019, an adjustment was identified relating to the presentation of changes in the Company’s ownership interest in PJT Partners Holdings LP, which resulted in a reclassification between Additional Paid-In Capital and Non-Controlling Interests. This immaterial correction had no impact on the Company’s Condensed Consolidated Statements of Operations and Statements of Cash Flows. The adjustment increased Additional Paid-In Capital by $169.2 million as of March 31, 2019, with a corresponding decrease to Non-Controlling Interests. In accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of this adjustment from both quantitative

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

and qualitative perspectives, and concluded that it was immaterial to the prior periods. Consequently, the Company revised the historical condensed consolidated financial information presented herein.

For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at three major U.S. financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $15.8 million and $16.8 million as of March 31, 2020 and December 31, 2019, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition. These securities are recorded at fair value using broker quotes, reflecting inputs from auction yields.

Recent Accounting Developments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which primarily impacts the Company’s allowance for credit losses on accounts receivable balances.

The Company adopted this guidance using the modified retrospective method as of January 1, 2020. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The impact of adoption of the credit loss guidance on January 1, 2020 was as follows:

	December 31, 2019	Adjustments	January 1, 2020
Accounts Receivable, Net	$227,516	$(1,107)	$226,409
Deferred Tax Asset, Net	48,237	169	48,406
Accumulated Deficit	(144,919)	(938)	(145,857)

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

In August 2018, the FASB issued updated guidance that modifies the disclosure requirements on fair value measurements. The updated guidance removes and modifies various disclosures under current guidance and includes additional requirements. The Company adopted this guidance on January 1, 2020 with no material impact on its condensed consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In December 2019, the FASB issued guidance that modifies the accounting for income taxes. The guidance provides clarification on multiple topics, including hybrid tax regimes, the tax basis step-up in goodwill that is not classified as a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation, ownership changes in investments, interim period accounting for enacted changes in tax law and year-to-date loss limitations in interim period tax accounting. The guidance is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its condensed consolidated financial statements.

3.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Advisory Fees	$156,591	$104,467
Placement Fees	38,992	23,312
Interest Income from Placement Fees and Other	3,345	2,450
Revenues from Contracts with Customers	$198,928	$130,229

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of March 31, 2020, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $15.2 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $5.8 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Advisory Fees and Placement Fees recognized by the Company during the three months ended March 31, 2020 and 2019 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, $8.1 million and $5.1 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of March 31, 2020 and December 31, 2019, the Company recorded $2.3 million and $2.2 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company adopted the new credit losses guidance as of January 1, 2020, which is further discussed in Note 2. “Summary of Significant Accounting Policies—Recent Accounting Developments.”

The Company estimates the allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

credit loss experience, including write-offs and recoveries that have occurred during the period, provides the basis for the estimation of expected credit losses.

The allowance for credit losses is measured on a collective basis when similar risk characteristics exist in the Company’s accounts receivable. The Company has classified its accounts receivable into short-term and long-term receivables, both of which relate to revenues from contracts with customers, in estimating the allowance for credit losses. Short-term receivables generally have payment terms less than one year and share similar historical credit loss patterns including write-offs and recoveries. These receivables arise from the Company’s performance obligation of standing ready to perform. Long-term receivables are generally paid in installments over a period of three to four years. These receivables share similar historical credit loss patterns including write-offs and recoveries, and arise from the Company’s performance obligation of providing capital advisory services.

The Company measures the allowance for credit losses using the loss-rate method by multiplying the historical loss rate by the asset’s amortized cost (including accrued interest) at the balance sheet date. The historical loss rate is derived from the Company’s historical loss experience over the prior three year period.

The Company reduces both the gross receivable and the allowance for credit losses in the period in which the receivable(s) are deemed uncollectible. The Company considers a receivable to be uncollectible at the point when all efforts at collection have been exhausted. A recovery may occur if cash is received after a receivable balance has been written-off. Such recovery would be recorded as an increase to the allowance at the time of the recovery.

The following table presents the aggregate change in the allowance for credit losses for the three months ended March 31, 2020:

Balance, December 31, 2019	$—
Adoption of ASC 326	1,107
Provision for Credit Losses	997
Write-offs	(1,019)
Recoveries	325
Balance, March 31, 2020	$1,410

Included in Accounts Receivable is accrued interest of $2.7 million and $3.1 million as of March 31, 2020 and December 31, 2019, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $77.4 million and $77.6 million as of March 31, 2020 and December 31, 2019, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $9.5 million and $11.3 million as of March 31, 2020 and December 31, 2019, respectively, which were outstanding more than 90 days. As of March 31, 2020, the Company’s allowance for credit losses with respect to long-term receivables was $0.5 million. There was no allowance for credit losses with respect to such receivables as of December 31, 2019.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2020	2019
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(29,095)	(27,566)
Trade Name	(4,102)	(3,704)
Total Accumulated Amortization	(33,197)	(31,270)
Intangible Assets, Net	$37,879	$39,806

Amortization expense was $1.9 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.

Amortization of Intangible Assets held at March 31, 2020 is expected to be $5.8 million for the remainder of the year ending December 31, 2020; $7.7 million for the year ending December 31, 2021; $6.5 million for the year ending December 31, 2022 and $4.9 million for each of the years ending December 31, 2023 and 2024.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31,	December 31,
	2020	2019
Office Equipment	$2,298	$2,324
Leasehold Improvements	49,344	45,368
Furniture and Fixtures	16,574	16,040
Total Furniture, Equipment and Leasehold Improvements	68,216	63,732
Accumulated Depreciation	(28,270)	(26,609)
Furniture, Equipment and Leasehold Improvements, Net	$39,946	$37,123

Depreciation expense was $1.9 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	March 31, 2020
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$24,104	$—	$24,104

	December 31, 2019
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$23,821	$—	$23,821

Investments in Treasury securities were included in Investments at March 31, 2020 and in both Cash and Cash Equivalents and Investments at December 31, 2019 in the Condensed Consolidated Statements of Financial Condition. The carrying value of the loan payable approximates fair value based on Level II inputs.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended March 31,
	2020	2019
Income (Loss) Before Provision (Benefit) for Taxes	$33,559	$(87)
Provision (Benefit) for Taxes	$1,550	$(1,024)
Effective Income Tax Rate	4.6%	N/M

N/M	Not meaningful.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2020 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax, to certain compensation charges that are not deductible for income tax purposes and the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

On March 27, 2020, the President of the United States signed the CARES Act into law, which includes several provisions for corporations regarding the tax treatment of net operating losses, interest deductions and payroll benefits. The Company has elected to carryback certain net operating losses, which resulted in a $3.7 million decrease in the Company’s Provision for Income Taxes for the three months ended March 31, 2020.

As of March 31, 2020, the Company had no unrecognized tax benefits.

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net Income Attributable to PJT Partners Inc.	$18,860	$1,101
Less:
Dividends on Participating Securities	3	—
Net Income Attributable to Participating Securities	13	—
Net Income Attributable to Shares of Class A Common Stock — Basic	18,844	1,101
Incremental Net Income from Dilutive Securities	10,270	540
Net Income Attributable to Shares of Class A Common Stock — Diluted	$29,114	$1,641
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,097,715	23,760,876
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	16,255,909	16,259,013
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	40,353,624	40,019,889
Net Income Per Share of Class A Common Stock
Basic	$0.78	$0.05
Diluted	$0.72	$0.04

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 39,775,315 for the three months ended March 31, 2020, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact).

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Weighted-Average Unvested RSUs	(a)	(a)
Weighted-Average Participating RSUs	26,482	51,809
Weighted-Average Partnership Units	(a)	(a)

(a)	These securities were determined to be dilutive.

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

During the three months ended March 31, 2020, the Company repurchased 539,297 shares of Class A common stock at an average price of $46.71, or $25.2 million in aggregate, pursuant to the share repurchase program. As of March 31, 2020, the available amount remaining for repurchases under this program was $59.9 million.

10.	EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 11. “Equity-Based and Other Deferred Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following table represents equity-based compensation expense and related income tax benefit for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Equity-Based Compensation Expense	$37,332	$34,973
Income Tax Benefit	$5,082	$3,379

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Restricted Stock Units

A summary of the status of the Company’s unvested RSUs as of March 31, 2020 and for changes during the three months ended March 31, 2020 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2019	4,137,595	$44.84	18,302	$41.57
Granted	2,405,781	52.61	—	—
Vested	(1,805,161)	42.51	—	—
Forfeited	(14,107)	47.93	—	—
Dividends Reinvested on RSUs	10,009	47.61	—	—
Balance, March 31, 2020	4,734,117	$49.67	18,302	$41.57

As of March 31, 2020, there was $173.4 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.6 years. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

RSU Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested RSUs with both a service and market condition as of December 31, 2019 and March 31, 2020 is presented below:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	262,342	$24.84
Balance, March 31, 2020	262,342	$24.84

As of March 31, 2020, there was $3.8 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.5 years. The Company assumes a forfeiture rate of 4.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

Restricted Share Awards

In connection with the acquisition of CamberView Partners Holdings, LLC, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the three months ended March 31, 2020, no restricted share awards were granted. For the three months ended March 31, 2019, 3,591 restricted share awards were granted. As of March 31, 2020, no restricted shares have vested or have been forfeited and there was $0.2 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 1.5 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

A summary of the status of the Company’s unvested Partnership Units as of March 31, 2020 and for changes during the three months ended March 31, 2020 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	564,437	$38.18
Granted	65,160	44.85
Vested	(224,926)	29.23
Balance, March 31, 2020	404,671	$44.24

As of March 31, 2020, there was $14.2 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.5 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

Partnership Unit Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested Partnership Unit awards with both a service and market condition as of March 31, 2020 and for changes during the three months ended March 31, 2020 is presented below:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	3,806,183	$5.72
Vested	(158,541)	5.72
Balance, March 31, 2020	3,647,642	$5.72

As of March 31, 2020, there was no unrecognized compensation expense related to Partnership Unit awards with both a service and market condition.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2020, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Partnership Units	390,447	1.5
Restricted Stock Units	4,716,150	1.7
Restricted Share Awards	7,605	1.5
Total Equity-Based Awards	5,114,202	1.6

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $7.7 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $58.3 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.1 years.

11.	LEASES

The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
Operating Lease Cost	$7,317	$5,807
Finance Lease Cost
Amortization of Right-of-Use Assets	38	38
Interest on Lease Liabilities	1	2
Total Finance Lease Cost	39	40
Short-Term Lease Cost	—	116
Variable Lease Cost	771	574
Sublease Income	(911)	(910)
Total Lease Cost	$7,216	$5,627

Supplemental information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$4,118	$5,137
Operating Cash Flows from Finance Leases	1	3
Financing Cash Flows from Finance Leases	39	40
Right-of-Use Assets Obtained in Exchange for Lease Liabilities
Operating Leases	$—	$149,581
Finance Leases	—	5

	March 31,	December 31,
	2020	2019
Weighted-Average Remaining Lease Term (in years)
Operating Leases	8.9	9.0
Finance Leases	2.0	2.1
Weighted-Average Discount Rate
Operating Leases	4.8%	4.8%
Finance Leases	3.6%	3.5%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of March 31, 2020:

Year Ending December 31,	Finance	Operating
2020 (April 1 through December 31)	$94	$17,717
2021	28	27,642
2022	15	27,551
2023	10	27,598
2024	7	25,974
Thereafter	—	90,238
Total Lease Payments	154	216,720
Less: Imputed Interest	6	41,168
Total	$148	$175,552

In October 2019, the Company entered into a lease agreement for office space. Such lease has not been included in Operating Lease Right-of-Use Assets and Operating Lease Liabilities on the Condensed Consolidated Statement of Financial Condition as the Company does not yet have the right to use the premises. Commencement of the lease is currently anticipated to occur in 2020 with an initial term that expires in 2025.

12.	TRANSACTIONS WITH RELATED PARTIES

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

Further information regarding the exchange agreement is described in Note 14. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Certain Partnership Unitholders exchanged 226,784 and 216,330 Partnership Units, respectively, for cash in the amounts of $11.5 million and $9.4 million, respectively, for the three months ended March 31, 2020 and 2019. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

During the first quarter of 2020, the Company was presented with 176,929 Partnership Units to be exchanged. The Company will settle the exchange of these Partnership Units on May 5, 2020 for cash for an aggregate payment of $8.8 million. The price per Partnership Unit to be paid by the Company is $49.60, which is equal to the volume-weighted average price of a share of the Company’s Class A common stock on April 30, 2020.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2020 and December 31, 2019, the Company had amounts due of $10.4 million and $9.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Aircraft Lease

We make available to our partners, including the Company’s executive officers, personal use of a company leased business aircraft when the aircraft is not being used for business purposes, for which the executive officers pay the full incremental costs associated with such use. Such amount is not material to the condensed consolidated financial statements. On occasion, family members of the Company’s executive officers also may accompany the executive officers on the company leased business aircraft when the aircraft is being used for business purposes at de minimis incremental cost to the Company.

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On October 1, 2018, PJT Partners Holdings LP, as borrower (“Borrower”) entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) and related documents with First Republic Bank, as lender (the “Lender”). The Amended and Restated Loan Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $40.0 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Amended and Restated Loan Agreement, to up to $60.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on the maturity date, subject to extension by agreement of the Borrower and Lender. On February 4, 2020, the Amended and Restated Loan Agreement was further amended to extend the maturity date to October 1, 2021.

As of March 31, 2020 and December 31, 2019, there were no borrowings under the revolving credit facility.

Term Loan

The Amended and Restated Loan Agreement also provides for a term loan with an aggregate commitment of $30.0 million (the “Term Loan”). The Term Loan had an original maturity date of January 2, 2021, but was repaid in full during the three months ended March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, the Company was in compliance with the debt covenants under the Amended and Restated Loan Agreement.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $8.7 million and $8.0 million as of March 31, 2020 and December 31, 2019, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.9 million as of March 31, 2020 and December 31, 2019.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of March 31, 2020 and December 31, 2019, the Company had accrued $1.9 million and $1.8 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain of its employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $1.5 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

15.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Hong Kong, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory, shareholder advisory and restructuring and special situations services are conducted in the United States, and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $28.8 million and $74.4 million as of March 31, 2020 and December 31, 2019, respectively, which exceeded the minimum net capital requirement by $27.5 million and $72.8 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and fundraising services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $6.4 million and $22.1 million as of March 31, 2020 and December 31, 2019, respectively, which exceeded the minimum net capital requirement by $6.1 million and $21.8 million, respectively.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of March 31, 2020 and December 31, 2019, both of these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended March 31,
	2020	2019
Revenues
Domestic	$185,809	$122,294
International	14,362	5,762
Total	$200,171	$128,056

	March 31,	December 31,
	2020	2019
Assets
Domestic	$768,538	$792,403
International	110,173	160,374
Total	$878,711	$952,777

The Company had one client that represented 13.5% and 15.6% of total revenues for the three months ended March 31, 2020 and 2019, respectively. The Company had one client that represented 11.0% of accounts receivable as of March 31, 2020. As of December 31, 2019, the Company was not subject to any material concentrations of credit risk with respect to its accounts receivable.

17.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on June 17, 2020 to Class A common stockholders of record on June 3, 2020.

The Company did not identify any other subsequent events besides the exchange of Partnership Units described in Note 12. “Transactions with Related Parties—Exchange Agreement.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners Inc.’s Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of some of the factors that can affect our performance.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. While we currently have not experienced a material decline in the demand for our services, we believe COVID-19’s impact on our business, financial performance and operating results will be significantly driven by a number of factors that we are unable to predict or control, such as the severity and duration of the pandemic and the impact on the U.S. and global economies. These external factors could have a material effect on our financial performance and operating results going forward.

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Refinitiv, worldwide M&A announced volumes during the first quarter of 2020 were down 25% compared with 2019, the slowest opening quarter since 20161. The true effect of the current COVID-19 pandemic on M&A activity levels in the short term is still to be seen. We expect corporate boards and management teams to continue to use M&A as a strategic tool in the medium and long term.

[1]	Source: Refinitiv Global Mergers & Acquisitions Review for First Quarter 2020 as of March 31, 2020.

Global restructuring activity for the first quarter of 2020 saw a dramatic increase primarily driven by the onset of the economic shutdown caused by the pandemic. Given the continued market dislocation, demand for restructuring and liability management services from companies, creditors and financial sponsors continues to drive significant activity across a broad range of industries. Near-term sectors being adversely impacted by the global economic shutdown include travel; tourism; leisure; gaming; and retail in addition to continued restructuring activity in sectors including technology, media and telecommunications; pharmaceuticals; consumer products and oil and gas.

We expect the global fundraising market to be affected by the COVID-19 pandemic and resulting market volatility. We are seeing an increased focus on existing relationships between fund managers and institutional investors, making the bar for new relationships in the near term extremely high. However, there are some institutional investors looking to capitalize on near-term market dislocations and there are a number of fund managers seeking capital for these and related strategies. Buyers, limited partners and general partners are assessing the impact of the market dislocation causing certain fundraising efforts and active transactions to be put on hold until there is more clarity on portfolio company valuations.

The United Kingdom (“U.K.”) formally left the European Union (“E.U.”), commonly referred to as “Brexit,” on January 31, 2020 and has immediately entered into a transition period, which is expected to continue until December 31, 2020. The full impact of Brexit remains uncertain and the political climate in Europe continues to take shape. During this period, the future terms of the U.K.’s relationship with the E.U. will be determined. We expect that circumstances relating to Brexit will impact the Company’s organization and/or operations and we are taking preparatory steps accordingly.

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

A transaction can fail to be completed for many reasons, including global and/or regional economic conditions, failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising from transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated based upon LIBOR plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Condensed Consolidated Statements of Financial Condition.

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
•

Other Expenses – consisting primarily of provision for credit losses, regulatory fees, insurance, fees paid for access to external market data, advertising, other general operating expenses and transaction-related payable to The Blackstone Group Inc. (“Blackstone” or our “former Parent”).

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$156,591	$104,467	50%
Placement Fees	38,992	23,312	67%
Interest Income and Other	4,588	277	N/M
Total Revenues	200,171	128,056	56%
Expenses
Compensation and Benefits	134,024	95,151	41%
Occupancy and Related	8,654	7,136	21%
Travel and Related	5,296	6,959	(24)%
Professional Fees	4,523	5,802	(22)%
Communications and Information Services	3,546	3,213	10%
Depreciation and Amortization	3,820	3,620	6%
Other Expenses	6,749	6,262	8%
Total Expenses	166,612	128,143	30%
Income (Loss) Before Provision (Benefit) for Taxes	33,559	(87)	N/M
Provision (Benefit) for Taxes	1,550	(1,024)	N/M
Net Income	32,009	937	N/M
Net Income (Loss) Attributable to Non-Controlling Interests	13,149	(164)	N/M
Net Income Attributable to PJT Partners Inc.	$18,860	$1,101	N/M

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Advisory Fees
Number of Clients	170	174
Number of Fee-Paying Clients with $1 Million or More	22	20
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	3	1
Percentage of Such Clients’ Fees of Total Advisory Fees	42.6%	19.1%

Placement Fees
Number of Clients	37	39
Number of Fee-Paying Clients with $1 Million or More	11	9
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	3	2
Percentage of Such Clients’ Fees of Total Placement Fees	49.8%	30.1%

Total Revenues were $200.2 million for the three months ended March 31, 2020, an increase of $72.1 million compared with $128.1 million for the three months ended March 31, 2019. Advisory Fees were $156.6 million for the three months ended March 31, 2020, an increase of $52.1 million compared with $104.5 million for the three months ended March 31, 2019. The increase in Advisory Fees was driven by strong increases in both our restructuring and strategic advisory businesses. Placement Fees were $39.0 million for the three months ended March 31, 2020, an increase of $15.7 million compared with $23.3 million for the three months ended March 31, 2019. The increase in Placement Fees was driven by growth in corporate private placement activity and increased fundraising activity for alternative asset managers. Interest Income and Other was $4.6 million for the three months ended March 31, 2020, an increase of $4.3 million compared with $0.3 million for the three months ended March 31, 2019. The prior year results were impacted by $3.0 million of realized and unrealized foreign exchange losses.

Expenses

Expenses were $166.6 million for the three months ended March 31, 2020, an increase of $38.5 million compared with $128.1 million for the three months ended March 31, 2019. The increase in expenses was primarily attributable to an increase in Compensation and Benefits of $38.9 million, which was principally the result of higher revenues during the current quarter.

Provision (Benefit) for Taxes

The Company’s Provision for Taxes for the three months ended March 31, 2020 was $1.6 million, which represents an effective tax rate of 4.6% on pretax income of $33.6 million. The Company’s Benefit for Taxes for the three months ended March 31, 2019 was $1.0 million on pretax loss of $0.1 million. The effective tax rate was not meaningful for the three months ended March 31, 2019.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2020 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax, to certain compensation charges that are not deductible for income tax purposes and the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

On March 27, 2020, the President of the United States signed the CARES Act into law, which includes several provisions for corporations regarding the tax treatment of net operating losses, interest deductions and payroll benefits. The Company has elected to carryback certain net operating losses, which resulted in a $3.7 million decrease in the Company’s Provision for Income Taxes for the three months ended March 31, 2020.

While the Company benefited from the tax impact relating to the delivery of vested shares at a value in excess of their amortized cost, this benefit was less in 2020 than 2019.

Non-Controlling Interests

Net Income (Loss) Attributable to Non-Controlling Interests is derived from the Income (Loss) Before Provision (Benefit) for Taxes and the percentage allocation of the net income (loss) between the holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income (loss).

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

Information regarding our Amended and Restated Loan Agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019, we were in compliance with the debt covenants under the Amended and Restated Loan Agreement. The term loan was repaid in full in January 2020.

We evaluate our cash needs on a regular basis in light of current market conditions. As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents and investments of $112.7 million and $217.5 million, respectively. As of March 31, 2020, we had no debt outstanding and our full line of credit is available to us. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the duration and severity of the resulting economic impact to our business and financial condition.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of March 31, 2020 and December 31, 2019, total accounts receivable were $245.7 million and $227.5 million, respectively. The allowance for credit losses was $1.4 million as of March 31, 2020 and there was no allowance for credit losses as of December 31, 2019. Included in Accounts Receivable are long-term receivables of $77.4 million and $77.6 million as of March 31, 2020 and December 31, 2019, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Additionally, our ability to generate positive cash flow from operations will be impacted by global economic conditions, including the effect of the COVID-19 pandemic. If our cash flows from operations are significantly reduced, we may need to incur debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangements we have in place will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) our credit ratings or absence of a credit rating, (b) the liquidity of the overall capital markets, and (c) the current state of the economy, which will likely be further impacted by the COVID-19 pandemic. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

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

During the three months ended March 31, 2020, the Company repurchased 539,297 shares of Class A common stock at an average price of $46.71, or $25.2 million in aggregate, pursuant to the share repurchase program. As of March 31, 2020, the available amount remaining for repurchases under this program was $59.9 million.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have not been any material changes to our contractual obligations since December 31, 2019.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $8.7 million and $8.0 million as of March 31, 2020 and December 31, 2019, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Other

See Notes 8, 10, 11, 13 and 14 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements, commitments and employee benefit plans, respectively.

Critical Accounting Policies

A discussion of critical accounting policies is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

We test for impairment, at a minimum, on an annual basis or earlier where certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. Additionally, we evaluate our intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

As of March 31, 2020, we do not believe it is more likely than not that our goodwill was impaired. Additionally, as of March 31, 2020, we believe the carrying amounts of our intangible assets are recoverable. If there are decreases in our stock price for a sustained period (including as a result of the impact of the COVID-19 pandemic on equity securities), a decline in our revenues or other unfavorable factors, we may be required to recognize an impairment, which could be material to our condensed consolidated financial statements.

The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. We assess positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction. As of March 31, 2020, we believe that no additional valuation allowance is required with respect to our deferred tax assets. However, if there are material declines in the assumptions underlying such assessment (including as a result of the impact of the COVID-19 pandemic on the U.S. and global economies), we may be required to record a valuation allowance, which could be material to our condensed consolidated financial statements.

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

Market Risk and Credit Risk

Our business is not capital-intensive and we do not invest in derivative instruments or, generally, borrow. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk. Notwithstanding, the COVID-19 global health crisis and its impact on the U.S. and global economies could have a material adverse effect on the Company’s condensed consolidated financial statements.

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and cash equivalents are primarily maintained at three major U.S. financial institutions. In addition to cash and cash equivalents, we hold investments in Treasury securities, certain of which are classified as Investments in our Condensed Consolidated Statements of Financial Condition. We believe our cash, cash equivalents and investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Credit Risk

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances and the current economic conditions that may affect a customer’s ability to pay such amounts owed to us. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of March 31, 2020, the allowance for credit losses was $1.4 million. We had no allowance for credit losses as of December 31, 2019.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the three months ended March 31, 2020 and 2019, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a loss of $2.8 million and gain of $1.3 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a gain of $11 thousand and loss of $3.1 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the uncertainty of the COVID-19 global health crisis and the ongoing economic impact, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

In June 2017, an action was filed in New York state court against defendants PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. PJT Partners Inc. and Park Hill Group LLC moved to dismiss the complaint on August 24, 2017. On August 13, 2018, the court dismissed all of the claims asserted against PJT Partners Inc. and Park Hill Group LLC, except for the fraud-based apparent authority claim. Plaintiffs and PJT Partners Inc. and Park Hill Group LLC appealed the court’s August 2018 decision. On December 3, 2019, the appellate court dismissed the complaint in its entirety as against PJT Partners Inc. and Park Hill Group LLC. On January 2, 2020, plaintiffs filed a motion with the appellate court seeking reargument or, alternatively, leave to appeal, which motion was denied by the appellate court on March 3, 2020. We believe this matter is without merit and we will continue to vigorously oppose any further appeals by Plaintiffs.

ITEM 1A.	RISK FACTORS

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the novel coronavirus, or COVID‑19.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19, its impact on the global economy and the measures taken by the governments of countries affected and in which we operate, including proposed or potential legislation designed to restrain M&A and other financial transactions during the pandemic may, among other things, reduce demand for our services, delay client decisions to procure our services or their ability to timely pay for our services, or force our clients or their counterparties to seek to terminate existing agreements, which could materially adversely affect our operating results and financial condition. A pandemic, including COVID-19, or other public health epidemic further poses the risk that our partners and employees may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease or due to shutdowns that are requested or mandated by governmental authorities. Further, COVID-19 presents a significant threat to our partners’ and employees’ well-being. Our executives and partners may themselves become sick or otherwise unable to perform their duties for an extended period of time due to infection of COVID-19.

Although we have not experienced a material decline in the demand for services as a result of COVID-19, as events relating to the pandemic continue to develop globally, including in the U.S., and impact the capital markets, the Company’s results of operations, cash flows and financial condition could be materially adversely impacted due to a reduction in demand for our services, delay of client decisions to procure our services or possible deterioration in our clients’ financial condition and their ability to timely pay outstanding receivables owed to us. Further, we may be required to recognize an impairment in goodwill or intangible assets, which may have a material impact on our condensed consolidated financial statements.

The vast majority of our employees have been working remotely and we are prepared to operate in this manner for the foreseeable future, if necessary. We may be subject to a heightened risk of cyberattacks or other privacy or data security incidents due to the increased use of remote work environments and virtual platforms.

The impact of COVID-19 on our business, financial performance and operating results will be affected to a significant extent by a number of factors that we are unable to predict or control, such as the severity and duration of the pandemic and the impact on the U.S. and global economies. These external factors could have a material adverse effect on our financial performance and operating results going forward.

In addition to the foregoing, the COVID-19 pandemic is exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

The risks described in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the First Quarter of 2020

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
January 1 to January 31	—	$—	—	$85.1 million
February 1 to February 29	325,000	50.15	325,000	68.8 million
March 1 to March 31	214,297	41.48	214,297	59.9 million
Total	539,297	$46.71	539,297	$59.9 million

(a)

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million. As of March 31, 2020, the Company’s remaining repurchase authorization was $59.9 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales

In connection with the issuance during the first quarter of 2020 of LTIP Units in PJT Partners Holdings LP to certain personnel, PJT Partners Inc. issued nine corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the first quarter of 2020, to be paid on June 17, 2020, and plans to regularly pay quarterly dividends.

Refer to “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2019 for further disclosure of the Company’s dividend policy.

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

10.2

Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of February 4, 2020 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-36869) filed with the Securities and Exchange Commission on February 27, 2020.

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

Date: May 1, 2020

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)