Form 10-Q
period 2020-06-30
PJT Partners Inc.
filed 2020-07-31
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 27, 2020, there were 24,032,893 shares of Class A common stock, par value $0.01 per share, and 207 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) the possibility of cyberattacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) the possibility of failure of our computer systems or communication systems during a catastrophic event, including as a result of the increased use of remote work environments and virtual platforms during the outbreak of COVID-19 (coronavirus); (d) the impact of catastrophic events, such as COVID-19, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business failures; (e) the impact of catastrophic events, such as COVID-19, on our employees and our ability to provide services to our clients and respond to their needs; (f) the failure of third-party service providers to perform their functions; and (g) volatility in the political and economic environment.

Any of these factors, as well as such other factors discussed in the “Risk Factors” sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, in each case filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2020	2019
Assets
Cash and Cash Equivalents	$115,123	$215,950
Investments	131,923	1,543
Accounts Receivable (net of allowance for credit losses of $1,475 and $0 at June 30, 2020 and December 31, 2019, respectively)	257,194	227,516
Intangible Assets, Net	35,951	39,806
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	39,566	37,123
Operating Lease Right-of-Use Assets	151,924	166,519
Other Assets	55,067	43,358
Deferred Tax Asset, Net	50,858	48,237
Total Assets	$1,010,331	$952,777
Liabilities and Equity
Accrued Compensation and Benefits	$130,249	$120,750
Accounts Payable, Accrued Expenses and Other Liabilities	21,439	24,767
Operating Lease Liabilities	171,732	182,924
Amount Due Pursuant to Tax Receivable Agreement	11,075	9,289
Taxes Payable	16,226	4,841
Deferred Revenue	10,292	14,189
Loan Payable	—	21,500
Total Liabilities	361,013	378,260
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 27,159,483 and 25,621,451 issued at June 30, 2020 and December 31, 2019, respectively; 24,075,529 and 23,076,794 outstanding at June 30, 2020 and December 31, 2019, respectively)	266	251
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 206 issued and outstanding at June 30, 2020; 204 issued and outstanding at December 31, 2019)	—	—
Additional Paid-In Capital	374,613	290,896
Accumulated Deficit	(107,751)	(144,919)
Accumulated Other Comprehensive Income (Loss)	(1,469)	146
Treasury Stock at Cost (3,083,954 and 2,544,657 shares at June 30, 2020 and December 31, 2019, respectively)	(140,178)	(114,984)
Total PJT Partners Inc. Equity	125,481	31,390
Non-Controlling Interests	523,837	543,127
Total Equity	649,318	574,517
Total Liabilities and Equity	$1,010,331	$952,777

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Advisory Fees	$192,539	$133,035	$349,130	$237,502
Placement Fees	35,260	28,695	74,252	52,007
Interest Income and Other	4,764	4,974	9,352	5,251
Total Revenues	232,563	166,704	432,734	294,760
Expenses
Compensation and Benefits	154,730	119,165	288,754	214,316
Occupancy and Related	8,659	7,802	17,313	14,938
Travel and Related	537	6,721	5,833	13,680
Professional Fees	5,540	5,667	10,063	11,469
Communications and Information Services	3,594	3,493	7,140	6,706
Depreciation and Amortization	3,709	3,635	7,529	7,255
Other Expenses	6,117	6,629	12,866	12,891
Total Expenses	182,886	153,112	349,498	281,255
Income Before Provision for Taxes	49,677	13,592	83,236	13,505
Provision for Taxes	8,760	3,566	10,310	2,542
Net Income	40,917	10,026	72,926	10,963
Net Income Attributable to Non-Controlling Interests	19,247	5,200	32,396	5,036
Net Income Attributable to PJT Partners Inc.	$21,670	$4,826	$40,530	$5,927
Net Income Per Share of Class A Common Stock
Basic	$0.88	$0.20	$1.66	$0.24
Diluted	$0.86	$0.20	$1.61	$0.24
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,636,534	24,572,535	24,367,124	24,157,671
Diluted	25,462,235	24,572,535	40,374,694	24,157,671

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income	$40,917	$10,026	$72,926	$10,963
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(255)	(1,228)	(3,037)	33
Comprehensive Income	40,662	8,798	69,889	10,996
Less:
Comprehensive Income Attributable to Non- Controlling Interests	19,127	4,620	30,974	5,057
Comprehensive Income Attributable to PJT Partners Inc.	$21,535	$4,178	$38,915	$5,939

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

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2019	25,621,451	204	(2,544,657)	$251	$—	$290,896	$(144,919)	$146	$(114,984)	$543,127	$574,517
Adoption of Accounting Standard	—	—	—	—	—	—	(938)	—	—	—	(938)
Net Income	—	—	—	—	—	—	18,860	—	—	13,149	32,009
Other Comprehensive Loss	—	—	—	—	—	—	—	(1,480)	—	(1,302)	(2,782)
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,217)	—	—	—	(1,217)
Equity-Based Compensation	—	—	—	—	—	35,043	—	—	—	2,289	37,332
Forfeiture Liability for Equity Awards	—	—	—	—	—	1	—	—	—	—	1
Net Share Settlement	—	—	—	—	—	(12,124)	—	—	—	—	(12,124)
Deliveries of Vested Shares of Class A Common Stock	1,537,271	—	—	15	—	(15)	—	—	—	—	—
Change in Ownership Interest	—	6	—	—	—	36,131	—	—	—	(47,422)	(11,291)
Treasury Stock Purchases	—	—	(539,297)	—	—	—	—	—	(25,194)	—	(25,194)
Balance at March 31, 2020	27,158,722	210	(3,083,954)	266	—	349,932	(128,214)	(1,334)	(140,178)	509,841	590,313
Net Income	—	—	—	—	—	—	21,670	—	—	19,247	40,917
Other Comprehensive Loss	—	—	—	—	—	—	—	(135)	—	(120)	(255)
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,207)	—	—	—	(1,207)
Equity-Based Compensation	—	—	—	—	—	26,247	—	—	—	1,969	28,216
Net Share Settlement	—	—	—	—	—	(17)	—	—	—	—	(17)
Deliveries of Vested Shares of Class A Common Stock	761	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	(4)	—	—	—	(1,549)	—	—	—	(7,100)	(8,649)
Balance at June 30, 2020	27,159,483	206	(3,083,954)	$266	$—	$374,613	$(107,751)	$(1,469)	$(140,178)	$523,837	$649,318

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net Income	$72,926	$10,963
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	65,548	65,649
Depreciation and Amortization Expense	7,529	7,255
Amortization of Operating Lease Right-of-Use Assets	11,581	8,796
Provision for Credit Losses	1,062	—
Deferred Taxes	(92)	1,320
Other	(93)	912
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(31,981)	(3,541)
Other Assets	(12,373)	(17,159)
Accrued Compensation and Benefits	11,622	(29,638)
Accounts Payable, Accrued Expenses and Other Liabilities	(3,210)	(4,889)
Operating Lease Liabilities	(7,871)	(10,015)
Taxes Payable	11,377	(4,540)
Deferred Revenue	(3,834)	(1,897)
Net Cash Provided by Operating Activities	122,191	23,216
Investing Activities
Purchases of Investments	(146,594)	—
Proceeds from Sales and Maturities of Investments	16,296	—
Purchases of Furniture, Equipment and Leasehold Improvements	(7,018)	(4,477)
Settlement of Acquisition-Related Escrow	—	7,485
Net Cash Provided by (Used in) Investing Activities	(137,316)	3,008
Financing Activities
Dividends	(2,424)	(2,348)
Proceeds from Revolving Credit Facility	16,000	15,000
Payments on Revolving Credit Facility	(16,000)	(15,000)
Principal Payments on Term Loan	(21,500)	—
Tax Distributions	—	(20)
Employee Taxes Paid for Shares Withheld	(12,141)	(9,277)
Cash-Settled Exchanges of Partnership Units	(20,255)	(10,050)
Treasury Stock Purchases	(25,194)	(25,684)
Payments Pursuant to Tax Receivable Agreement	—	(210)
Principal Payments on Finance Leases	(78)	(70)
Net Cash Used in Financing Activities	(81,592)	(47,659)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,110)	(461)
Net Decrease in Cash and Cash Equivalents	(100,827)	(21,896)
Cash and Cash Equivalents, Beginning of Period	215,950	106,110
Cash and Cash Equivalents, End of Period	$115,123	$84,214
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$2,646	$5,667
Payments for Interest	$116	$839

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) deliver a wide array of strategic advisory, strategic capital markets, restructuring and special situations, shareholder advisory, and private fund advisory and fundraising services to corporations, financial sponsors, institutional investors and governments around the world. The Company offers a unique portfolio of advisory services designed to help clients achieve their strategic objectives. Also, through PJT Park Hill, the Company provides private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2020, the non-controlling interest was 38.9%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, Park Hill Group LLC, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at three major U.S. financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $0.6 million and $16.8 million as of June 30, 2020 and December 31, 2019, respectively.

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

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Advisory Fees	$192,539	$133,035	$349,130	$237,502
Placement Fees	35,260	28,695	74,252	52,007
Interest Income from Placement Fees and Other	3,336	2,509	6,681	4,959
Revenues from Contracts with Customers	$231,135	$164,239	$430,063	$294,468

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of June 30, 2020, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $18.3 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $3.8 million and $9.6 million for the three and six months ended June 30, 2020, respectively, and $4.6 million and $9.2 million for the three and six months ended June 30, 2019, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Advisory Fees and Placement Fees recognized by the Company during the three and six months ended June 30, 2020 and 2019 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020 and 2019, $11.7 million and $7.4 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of June 30, 2020 and December 31, 2019, the Company recorded $3.0 million and $2.2 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company adopted the new credit losses guidance as of January 1, 2020, which is further discussed in Note 2. “Summary of Significant Accounting Policies—Recent Accounting Developments.”

The Company estimates the allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience, including write-offs and recoveries that have occurred during the period, provides the basis for the estimation of expected credit losses.

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

The following table presents the aggregate change in the allowance for credit losses for the six months ended June 30, 2020:

Balance, December 31, 2019	$—
Adoption of ASC 326	1,107
Provision for Credit Losses	1,062
Write-offs	(1,019)
Recoveries	325
Balance, June 30, 2020	$1,475

Included in Accounts Receivable, Net is accrued interest of $3.2 million and $3.1 million as of June 30, 2020 and December 31, 2019, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $77.8 million and $77.6 million as of June 30, 2020 and December 31, 2019, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $6.5 million and $11.3 million as of June 30, 2020 and December 31, 2019, respectively, which were outstanding more than 90 days. As of June 30, 2020, the Company’s allowance for credit losses with respect to long-term receivables was $0.5 million. There was no allowance for credit losses with respect to such receivables as of December 31, 2019.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2020	2019
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(30,624)	(27,566)
Trade Name	(4,501)	(3,704)
Total Accumulated Amortization	(35,125)	(31,270)
Intangible Assets, Net	$35,951	$39,806

Amortization expense was $1.9 million and $3.9 million for the three and six months ended June 30, 2020, respectively, and $2.0 million and $4.0 million for the three and six months ended June 30, 2019, respectively.

Amortization of Intangible Assets held at June 30, 2020 is expected to be $3.9 million for the remainder of the year ending December 31, 2020; $7.7 million for the year ending December 31, 2021; $6.5 million for the year ending December 31, 2022; and $4.9 million for each of the years ending December 31, 2023 and 2024.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30,	December 31,
	2020	2019
Leasehold Improvements	$50,813	$45,368
Furniture and Fixtures	16,471	16,040
Office Equipment	2,290	2,324
Total Furniture, Equipment and Leasehold Improvements	69,574	63,732
Accumulated Depreciation	(30,008)	(26,609)
Furniture, Equipment and Leasehold Improvements, Net	$39,566	$37,123

Depreciation expense was $1.8 million and $3.7 million for the three and six months ended June 30, 2020, respectively, and $1.7 million and $3.3 million for the three and six months ended June 30, 2019, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	June 30, 2020
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$131,673	$—	$131,673
Other	—	219	31	250
Total	$—	$131,892	$31	$131,923

	December 31, 2019
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$23,821	$—	$23,821

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments in Treasury securities were included in Investments as of June 30, 2020 and in both Cash and Cash Equivalents and Investments as of December 31, 2019 in the Condensed Consolidated Statements of Financial Condition. The carrying value of the loan payable approximates fair value based on Level II inputs.

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income Before Provision for Taxes	$49,677	$13,592	$83,236	$13,505
Provision for Taxes	$8,760	$3,566	$10,310	$2,542
Effective Income Tax Rate	17.6%	26.2%	12.4%	18.8%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2020 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax, to certain compensation charges that are not deductible for income tax purposes and the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

On March 27, 2020, the President of the United States signed the CARES Act into law, which includes several provisions for corporations regarding the tax treatment of net operating losses, interest deductions and payroll benefits. The Company has elected to carryback certain net operating losses, which resulted in a $3.7 million decrease in the Company’s Provision for Income Taxes for the six months ended June 30, 2020.

As of June 30, 2020, the Company had no unrecognized tax benefits.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and six months ended June 30, 2020 and 2019 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net Income Attributable to PJT Partners Inc.	$21,670	$4,826	$40,530	$5,927
Less:
Dividends on Participating Securities	3	6	6	11
Net Income Attributable to Participating Securities	15	7	28	7
Net Income Attributable to Shares of Class A Common Stock — Basic	21,652	4,813	40,496	5,909
Incremental Net Income from Dilutive Securities	357	(a)	24,582	(a)
Net Income Attributable to Shares of Class A Common Stock — Diluted	$22,009	$4,813	$65,078	$5,909
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,636,534	24,572,535	24,367,124	24,157,671
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	825,701	(a)	16,007,570	(a)
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	25,462,235	24,572,535	40,374,694	24,157,671
Net Income Per Share of Class A Common Stock
Basic	$0.88	$0.20	$1.66	$0.24
Diluted	$0.86	$0.20	$1.61	$0.24

(a)	These securities were determined to be anti-dilutive and therefore were excluded from the calculation of net income per share of Class A common stock.

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,113,817 and 39,944,565 for the three and six months ended June 30, 2020, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact).

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted-Average Unvested RSUs	(a)	566,311	(a)	898,124
Weighted-Average Participating RSUs	26,472	54,762	26,477	53,294
Weighted-Average Partnership Units	15,477,283	15,951,175	(a)	15,972,444

(a)	These securities were determined to be dilutive.

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

During the six months ended June 30, 2020, the Company repurchased 539,297 shares of Class A common stock at an average price of $46.71, or $25.2 million in aggregate, pursuant to the share repurchase program. As of June 30, 2020, the available amount remaining for repurchases under this program was $59.9 million.

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

The following table presents equity-based compensation expense and related income tax benefit for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Equity-Based Compensation Expense	$28,216	$30,676	$65,548	$65,649
Income Tax Benefit	$3,852	$2,895	$8,934	$6,274

Restricted Stock Units

A summary of the status of the Company’s unvested RSUs as of June 30, 2020 and for changes during the six months ended June 30, 2020 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2019	4,137,595	$44.84	18,302	$41.57
Granted	2,546,450	52.35	—	—
Vested	(1,809,755)	42.51	—	—
Forfeited	(30,853)	48.23	—	—
Dividends Reinvested on RSUs	12,520	33.36	—	—
Balance, June 30, 2020	4,855,957	$49.60	18,302	$41.57

As of June 30, 2020, there was $155.4 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.4 years. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested RSU awards with both a service and market condition as of June 30, 2020 and for changes during the six months ended June 30, 2020 is presented below:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	262,342	$24.84
Granted	100,000	34.42
Dividends Reinvested on RSUs	2,375	24.76
Balance, June 30, 2020	364,717	$27.46

As of June 30, 2020, there was $6.5 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.2 years. The Company assumes a forfeiture rate of 4.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

The following table presents the assumptions used to determine the fair value of the RSU awards in PJT Partners Inc. with both a service and market condition granted during the six months ended June 30, 2020:

Risk-Free Interest Rate	0.2%
Dividend Yield	0.5%
Volatility Factor	52.3%
Expected Life (in years)	1.3

Restricted Share Awards

In connection with the acquisition of CamberView Partners Holdings, LLC, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the six months ended June 30, 2020, no restricted share awards were granted. For the six months ended June 30, 2019, 3,591 restricted share awards were granted. As of June 30, 2020, 914 restricted shares have vested, no restricted shares have been forfeited and there was $0.2 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 1.3 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

A summary of the status of the Company’s unvested Partnership Units as of June 30, 2020 and for changes during the six months ended June 30, 2020 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	564,437	$38.18
Granted	65,160	44.85
Vested	(224,926)	29.23
Balance, June 30, 2020	404,671	$44.24

As of June 30, 2020, there was $12.4 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

Partnership Unit Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested Partnership Unit awards with both a service and market condition as of June 30, 2020 and for changes during the six months ended June 30, 2020 is presented below:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	3,806,183	$5.72
Vested	(158,541)	5.72
Balance, June 30, 2020	3,647,642	$5.72

As of June 30, 2020, there was no unrecognized compensation expense related to Partnership Unit awards with both a service and market condition.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2020, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Partnership Units	393,392	1.2
Restricted Stock Units	4,949,608	1.5
Restricted Share Awards	7,369	1.3
Total Equity-Based Awards	5,350,369	1.4

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $8.4 million and $16.1 million for the three and six months ended June 30, 2020, respectively, and $6.1 million and $12.7 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was $51.1 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.9 years.

11.	LEASES

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Lease Cost	$6,729	$6,300	$14,046	$12,107
Finance Lease Cost
Amortization of Right-of-Use Assets	37	31	75	69
Interest on Lease Liabilities	2	1	3	3
Total Finance Lease Cost	39	32	78	72
Short-Term Lease Cost	—	109	—	225
Variable Lease Cost	727	719	1,498	1,293
Sublease Income	(866)	(913)	(1,777)	(1,823)
Total Lease Cost	$6,629	$6,247	$13,845	$11,874

Supplemental information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$7,871	$10,015
Operating Cash Flows from Finance Leases	2	4
Financing Cash Flows from Finance Leases	78	70
Right-of-Use Assets Obtained in Exchange for Lease Liabilities
Operating Leases	102	150,020
Finance Leases	—	5

	June 30,	December 31,
	2020	2019
Weighted-Average Remaining Lease Term (in years)
Operating Leases	8.7	9.0
Finance Leases	2.1	2.1
Weighted-Average Discount Rate
Operating Leases	4.7%	4.8%
Finance Leases	3.7%	3.5%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of June 30, 2020:

Year Ending December 31,	Finance	Operating
2020 (July 1 through December 31)	$54	$11,902
2021	28	27,618
2022	15	27,527
2023	10	27,574
2024	7	25,949
Thereafter	—	90,190
Total Lease Payments	114	210,760
Less: Imputed Interest	5	39,028
Total	$109	$171,732

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

Certain Partnership Unitholders exchanged 403,713 and 230,325 Partnership Units, respectively, for cash in the amounts of $20.3 million and $10.1 million, respectively, for the six months ended June 30, 2020 and 2019, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

During the second quarter of 2020, the Company was presented with 202,384 Partnership Units to be exchanged. The Company will settle the exchange of these Partnership Units on August 4, 2020 for cash for an aggregate payment of $10.8 million. The price per Partnership Unit to be paid by the Company is $53.31, which is equal to the volume-weighted average price per share of the Company’s Class A common stock on July 30, 2020.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2020 and December 31, 2019, the Company had amounts due of $11.1 million and $9.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

As of June 30, 2020 and December 31, 2019, there were no borrowings under the revolving credit facility.

Term Loan

The Amended and Restated Loan Agreement also provides for a term loan with an aggregate commitment of $30.0 million (the “Term Loan”). The Term Loan had an original maturity date of January 2, 2021, which was repaid in full during the six months ended June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, the Company was in compliance with the debt covenants under the Amended and Restated Loan Agreement.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $7.6 million and $8.0 million as of June 30, 2020 and December 31, 2019, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.9 million as of June 30, 2020 and December 31, 2019.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of June 30, 2020 and December 31, 2019, the Company had accrued $1.9 million and $1.8 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain of its employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.6 million and $2.1 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2019, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

PJT Partners LP is a registered broker-dealer through which strategic advisory, strategic capital markets, restructuring and special situations and shareholder advisory services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $89.0 million and $74.4 million as of June 30, 2020 and December 31, 2019, respectively, which exceeded the minimum net capital requirement by $84.8 million and $72.8 million, respectively.

Park Hill Group LLC is a registered broker-dealer through which private fund advisory and fundraising services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Park Hill Group LLC elected to adopt the alternative standard, which defines minimum net capital as the greater of $250 thousand or 2% of aggregate debit items computed in accordance with the reserve requirement. Park Hill Group LLC had net capital of $23.9 million and $22.1 million as of June 30, 2020 and December 31, 2019, respectively, which exceeded the minimum net capital requirement by $23.6 million and $21.8 million, respectively.

PJT Partners LP and Park Hill Group LLC do not carry customer accounts and do not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, are both exempt from the SEC Customer Protection Rule (Rule 15c3-3).

The Company has submitted an application to The Financial Industry Regulatory Authority to merge Park Hill Group LLC with PJT Partners LP, and expects this to be completed later in 2020. There will be no material impact to the operations of the Company as a result of the merger.

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. As of June 30, 2020 and December 31, 2019, both of these entities were in compliance with local capital adequacy requirements.

16.	BUSINESS INFORMATION

The Company’s activities providing strategic advisory, strategic capital markets, restructuring and special situations, shareholder advisory, and private fund advisory and fundraising services constitute a single reportable segment. An operating segment is a component of an entity that conducts business and incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker in assessing performance and making resource allocation decisions. The Company has a single operating segment and therefore a single reportable segment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Domestic	$205,629	$154,633	$391,438	$276,927
International	26,934	12,071	41,296	17,833
Total	$232,563	$166,704	$432,734	$294,760

	June 30,	December 31,
	2020	2019
Assets
Domestic	$874,076	$792,403
International	136,255	160,374
Total	$1,010,331	$952,777

The Company had one client that represented 13.1% and 10.5% of total revenues for the three months ended June 30, 2020 and 2019, respectively. The Company was not subject to any material concentrations with respect to its revenues for the six months ended June 30, 2020 and 2019. The Company had one client that represented 11.7% of accounts receivable as of June 30, 2020. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of December 31, 2019.

17.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on September 16, 2020 to Class A common stockholders of record on September 2, 2020.

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

Our Business

PJT Partners is a premier global advisory-focused investment bank. Our team of senior professionals delivers a wide array of strategic advisory, strategic capital markets, restructuring and special situations, shareholder advisory, and private fund advisory and fundraising services to corporations, financial sponsors, institutional investors and governments around the world. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. We also provide, through PJT Park Hill, private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by “Part II. Item 1A. Risk Factors” in our Quarterly Report for the three months ended March 31, 2020, for a discussion of some of the factors that can affect our performance.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. While we have not experienced a material decline in the demand for our services to date as a result of the pandemic, we believe COVID-19’s longer-term potential impact on our business, financial performance and operating results will be significantly driven by a number of factors that we are unable to predict or control, such as the depth and duration of the pandemic and the extent of its impact on the U.S. and global economies. These external factors could have a material effect on our financial performance and operating results going forward.

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Refinitiv, worldwide M&A announced volumes during the first half of 2020 were down 41% compared with the first half of 2019, the slowest first half since 20131. Within the current economic environment caused by COVID-19, we have seen a decline in announced transaction volume, which could lead to a future decline in advisory revenues. The true effect of the COVID-19 pandemic on overall M&A activity levels, and its resulting impact on our results of operations, is still to be seen. However, we expect corporate boards and management teams to continue to use M&A as a strategic tool in the long term.

Global restructuring activity continued to remain robust during the second quarter due in large part to the impact of the COVID-19 pandemic. While the impact of the pandemic has had the effect of accelerating restructuring activity in certain sectors that were struggling prior to the pandemic, we have seen a dramatic increase in public company and private company client engagement in industries that had not previously generated liability management and capital raise opportunities. We expect the impact of the increasing activity will continue to positively impact restructuring revenue as our integrated restructuring, strategic advisory and capital markets platforms bring all of the firm’s resources and expertise to client mandates.

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

[1]	Source: Refinitiv Global Mergers & Acquisitions Review for First Half 2020 as of June 30, 2020.

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising from transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated (typically based upon LIBOR) plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Condensed Consolidated Statements of Financial Condition.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$192,539	$133,035	45%	$349,130	$237,502	47%
Placement Fees	35,260	28,695	23%	74,252	52,007	43%
Interest Income and Other	4,764	4,974	(4)%	9,352	5,251	78%
Total Revenues	232,563	166,704	40%	432,734	294,760	47%
Expenses
Compensation and Benefits	154,730	119,165	30%	288,754	214,316	35%
Occupancy and Related	8,659	7,802	11%	17,313	14,938	16%
Travel and Related	537	6,721	(92)%	5,833	13,680	(57)%
Professional Fees	5,540	5,667	(2)%	10,063	11,469	(12)%
Communications and Information Services	3,594	3,493	3%	7,140	6,706	6%
Depreciation and Amortization	3,709	3,635	2%	7,529	7,255	4%
Other Expenses	6,117	6,629	(8)%	12,866	12,891	(0)%
Total Expenses	182,886	153,112	19%	349,498	281,255	24%
Income Before Provision for Taxes	49,677	13,592	265%	83,236	13,505	516%
Provision for Taxes	8,760	3,566	146%	10,310	2,542	306%
Net Income	40,917	10,026	308%	72,926	10,963	565%
Net Income Attributable to Non-Controlling Interests	19,247	5,200	270%	32,396	5,036	543%
Net Income Attributable to PJT Partners Inc.	$21,670	$4,826	349%	$40,530	$5,927	584%

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Advisory Fees
Number of Clients	208	181	234	215
Number of Fee-Paying Clients with $1 Million or More	39	26	67	46
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	1	1	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	15.8%	13.1%	N/A	N/A

Placement Fees
Number of Clients	31	37	50	52
Number of Fee-Paying Clients with $1 Million or More	10	9	22	15
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	2	3	2	1
Percentage of Such Clients’ Fees of Total Placement Fees	46.7%	37.7%	27.9%	13.7%

Total Revenues were $232.6 million for the three months ended June 30, 2020, an increase of $65.9 million compared with $166.7 million for the three months ended June 30, 2019. Advisory Fees were $192.5 million for the three months ended June 30, 2020, an increase of $59.5 million compared with $133.0 million for the three months ended June 30, 2019. Advisory Fees increased due to a significant increase in strategic advisory revenues. Placement Fees were $35.3 million for the three months ended June 30, 2020, an increase of $6.6 million compared with $28.7 million for the three months ended June 30, 2019. The increase in Placement Fees was principally driven by increased corporate private placement activity.

Total Revenues were $432.7 million for the six months ended June 30, 2020, an increase of $138.0 million compared with $294.8 million for the six months ended June 30, 2019. Advisory Fees were $349.1 million for the six months ended June 30, 2020, an increase of $111.6 million compared with $237.5 million for the six months ended June 30, 2019. Advisory Fees principally benefited from an increase in strategic advisory revenues. Placement Fees were $74.3 million for the six months ended June 30, 2020, an increase of $22.2 million compared with $52.0 million for the six months ended June 30, 2019. The increase in Placement Fees was principally driven by increased corporate private placement activity. Interest Income and Other was $9.4 million for the six months ended June 30, 2020, an increase of $4.1 million compared with $5.3 million for the six months ended June 30, 2019. The increase in Interest Income and Other was primarily driven by unrealized foreign currency gains as well as increased reimbursable expenses billed to clients.

Expenses

Expenses were $182.9 million for the three months ended June 30, 2020, an increase of $29.8 million compared with $153.1 million for the three months ended June 30, 2019. The increase in expenses was primarily attributable to an increase in Compensation and Benefits of $35.6 million, which was partially offset by a decrease in Travel and Related of $6.2 million. The increase in Compensation and Benefits Expense was principally the result of higher revenues during the current quarter. Travel and Related decreased due to reduced travel and entertainment activity stemming from the global health crisis.

Expenses were $349.5 million for the six months ended June 30, 2020, an increase of $68.2 million compared with $281.3 million for the six months ended June 30, 2019. The increase in expenses was primarily attributable to increases in Compensation and Benefits and Occupancy and Related of $74.4 million and $2.4 million, respectively, and partially offset by decreases in Travel and Related and Professional Fees of $7.8 million and $1.4 million, respectively. The increase in Compensation and Benefits Expense was principally the result of higher revenues during the current six month period. Occupancy and Related increased due to increased occupancy expense in certain locations. Travel and Related decreased due to reduced travel and entertainment activity stemming from the global health crisis. Professional Fees decreased primarily due to lower legal and lower recruiting costs.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended June 30, 2020 was $8.8 million, which represents an effective tax rate of 17.6% on pretax income of $49.7 million. The Company’s Provision for Taxes for the three months ended June 30, 2019 was $3.6 million, which represents an effective tax rate of 26.2% on pretax income of $13.6 million.

The Company’s Provision for Taxes for the six months ended June 30, 2020 was $10.3 million, which represents an effective tax rate of 12.4% on pretax income of $83.2 million. The Company’s Provision for Taxes for the six months ended June 30, 2019 was $2.5 million, which represents an effective tax rate of 18.8% on pretax income of $13.5 million.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2020 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City UBT, to certain compensation charges that are not deductible for income tax purposes and the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

On March 27, 2020, the President of the United States signed the CARES Act into law, which includes several provisions for corporations regarding the tax treatment of net operating losses, interest deductions and payroll benefits. The Company has elected to carryback certain net operating losses, which resulted in a $3.7 million decrease in the Company’s Provision for Income Taxes for the six months ended June 30, 2020.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is derived from the Income Before Provision for Taxes and the percentage allocation of the net income between the holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income.

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, investments, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets have historically comprised cash and cash equivalents, investments, receivables arising from strategic advisory and placement engagements and operating lease right-of-use assets. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable and operating lease liabilities. We expect to pay a significant amount of incentive compensation late each year or during the beginning of the next calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually increase over the remainder of the year.

Information regarding our Amended and Restated Loan Agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020 and December 31, 2019, we were in compliance with the debt covenants under the Amended and Restated Loan Agreement. The term loan was repaid in full in January 2020.

We evaluate our cash needs on a regular basis in light of current market conditions. As of June 30, 2020 and December 31, 2019, we had cash, cash equivalents and investments of $247.0 million and $217.5 million, respectively. As of June 30, 2020, we had no debt outstanding and our full line of credit is available to us. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the depth and duration of the resulting economic impact to our business and financial condition.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of June 30, 2020 and December 31, 2019, total accounts receivable were $257.2 million and $227.5 million, respectively. The allowance for credit losses was $1.5 million as of June 30, 2020 and there was no allowance for credit losses as of December 31, 2019. Included in Accounts Receivable are long-term receivables of $77.8 million and $77.6 million as of June 30, 2020 and December 31, 2019, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Additionally, our ability to generate positive cash flow from operations will be impacted by global economic conditions, including the effect of the COVID-19 pandemic. If our cash flows from operations are significantly reduced, we may need to incur debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangements we have in place will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) our credit ratings or absence of a credit rating, (b) the liquidity of the overall capital markets, and (c) the current state of the economy, which will likely be further impacted by the COVID-19 pandemic. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. Despite the challenges associated with COVID-19, we believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

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

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 15. “Regulated Entities” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our strategic advisory, strategic capital markets, restructuring and special situations, shareholder advisory, and private fund advisory and fundraising services businesses. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Our activities may also be subject to regulation, including regulatory capital requirements, by various other foreign jurisdictions and self-regulatory organizations.

We do not anticipate that compliance with any and all such requirements will materially adversely impact the availability of funds for domestic and parent-level purposes.

The Company has submitted an application to The Financial Industry Regulatory Authority to merge Park Hill Group LLC with PJT Partners LP, and expects this to be completed later in 2020. There will be no material impact to the operations of the Company as a result of the merger.

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

During the six months ended June 30, 2020, the Company repurchased 539,297 shares of Class A common stock at an average price of $46.71, or $25.2 million in aggregate, pursuant to the share repurchase program. As of June 30, 2020, the available amount remaining for repurchases under this program was $59.9 million.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $7.6 million and $8.0 million as of June 30, 2020 and December 31, 2019, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

We test goodwill for impairment, at a minimum, on an annual basis or earlier where certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. Additionally, we evaluate our intangible assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

As of June 30, 2020, we do not believe it is more likely than not that our goodwill was impaired. Additionally, as of June 30, 2020, we believe the carrying amounts of our intangible assets are recoverable. If there are decreases in our stock price for a sustained period (including as a result of the impact of the COVID-19 pandemic on equity securities), a decline in our revenues or other unfavorable factors, we may be required to recognize an impairment, which could be material to our condensed consolidated financial statements.

The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. We assess positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction. As of June 30, 2020, we believe that no additional valuation allowance is required with respect to our deferred tax assets. However, if there are material declines in the assumptions underlying such assessment (including as a result of the impact of the COVID-19 pandemic on the U.S. and global economies), we may be required to record a valuation allowance, which could be material to our condensed consolidated financial statements.

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

Credit Risk

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances and the current economic conditions, including as a result of market dislocations caused by COVID-19, that may affect a customer’s ability to pay such amounts owed to us. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of June 30, 2020, the allowance for credit losses was $1.5 million. We had no allowance for credit losses as of December 31, 2019.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the six months ended June 30, 2020 and 2019, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a loss of $3.0 million and gain of $33 thousand, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a gain of $0.4 million and loss of $1.1 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the uncertainty of the COVID-19 global health crisis and the ongoing economic impact, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

In June 2017, an action was filed in New York state court against defendants PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. PJT Partners Inc. and Park Hill Group LLC moved to dismiss the complaint on August 24, 2017. On August 13, 2018, the court dismissed all of the claims asserted against PJT Partners Inc. and Park Hill Group LLC, except for the fraud-based apparent authority claim. Plaintiffs and PJT Partners Inc. and Park Hill Group LLC appealed the court’s August 2018 decision. On December 3, 2019, the appellate court dismissed the complaint in its entirety as against PJT Partners Inc. and Park Hill Group LLC. On January 2, 2020, Plaintiffs filed a motion with the appellate court seeking reargument or, alternatively, leave to appeal, which motion was denied by the appellate court on March 3, 2020. On May 7, 2020, Plaintiffs filed a motion for permission to appeal to the New York Court of Appeals. We believe this matter is without merit and will continue to vigorously oppose any further appeals by Plaintiffs.

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group LLC and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleged, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants were grouped together with other defendants who were all alleged generically to have conspired to defraud the State of New Mexico. On November 30, 2015, after several years of motion practice, including an earlier decision by the New Mexico Supreme Court to consolidate this case with another case by the same plaintiffs (in which the Park Hill Defendants were not parties), the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. On June 6, 2017, the court granted the motion to dismiss brought on behalf of the State of New Mexico, the effect of which dismissed the action in its entirety, including as against the Park Hill Defendants. On June 9, 2020, Plaintiffs’ appeal of this decision was denied by the New Mexico Court of Appeals, which Plaintiffs may seek to further appeal.

ITEM 1A.	RISK FACTORS

Our business is subject to risks arising from epidemic diseases, such as the global outbreak of the novel coronavirus, or COVID‑19.

The outbreak of the COVID-19 pandemic has spread across the globe and is impacting worldwide economic activity. While it is not possible at this time to estimate the full extent of the impact that COVID-19 could have on our business, the continued spread and resurgence of COVID-19, its impact on the global economy and the measures taken by the governments of countries affected and in which we operate, including proposed or potential legislation designed to restrain M&A and other financial transactions during the pandemic may, among other things, reduce demand for our services, delay client decisions to procure our services or their ability to timely pay for our services, or force our clients or their counterparties to seek to terminate existing agreements, which could materially adversely affect our operating results and financial condition. A pandemic, including COVID-19, or other public health epidemic further poses the risk that our partners and employees may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease or due to current or future shutdowns or office capacity restrictions that are recommended or mandated by governmental authorities. Further, COVID-19 presents a significant threat to our partners’ and employees’ well-being, as our executives and partners may themselves become sick or otherwise unable to perform their duties for an extended period of time due to infection of COVID-19.

Although we have not experienced a material decline in the demand for our services as a result of COVID-19, as events relating to the pandemic continue to develop globally, including in the U.S., and impact the capital markets, the Company’s near- and medium-term results of operations, cash flows and financial condition could be materially adversely impacted due to a reduction in demand for our services, delay of client decisions to procure our services or possible deterioration in our clients’ financial condition and their ability to timely pay outstanding receivables owed to us. Further, we may be required to recognize an impairment in goodwill or intangible assets, which may have a material impact on our condensed consolidated financial statements.

The vast majority of our employees have been working remotely since mid-March 2020. Following recommended and mandatory safety protocols issued by the respective governmental agencies in which our offices are located, we have undertaken steps to allow a limited number of our employees to return to our various office locations on a voluntary basis. We continue to monitor guidance from health and governmental organizations to determine when a greater number of employees may be able to safely return to the office. However, we are prepared to operate in a remote work environment for the foreseeable future, if necessary. Further, we may be subject to a heightened risk of cyberattacks or other privacy or data security incidents due to the increased use of remote work environments and virtual platforms. Finally, as employees begin to return to our office locations, there is necessarily a heightened risk of infection of COVID-19 by our executives, partners and employees.

The longer-term impact of COVID-19 on our business, financial performance and operating results will be affected to a significant extent by a number of factors that we are unable to predict or control, such as the depth and duration of the pandemic, the potential for a recurrence of the pandemic in cities in which our offices are located, and the impact on the U.S. and global economies. These external factors could have a material adverse effect on our financial performance and operating results going forward.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Second Quarter of 2020

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
April 1 to April 30	—	$—	—	$59.9 million
May 1 to May 31	—	—	—	59.9 million
June 1 to June 30	—	—	—	59.9 million
Total	—	$—	—	$59.9 million

(a)

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million. As of June 30, 2020, the Company’s remaining repurchase authorization was $59.9 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales

There were no unregistered sales of equity securities during the second quarter of 2020.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the second quarter of 2020, to be paid on September 16, 2020, and plans to regularly pay quarterly dividends.

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

Date: July 31, 2020

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)