Form 10-Q
period 2020-09-30
PJT Partners Inc.
filed 2020-10-29
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of Registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of October 26, 2020, there were 23,798,298 shares of Class A common stock, par value $0.01 per share, and 201 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Any of these factors, as well as such other factors discussed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2020, in each case filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$138,461	$215,950
Investments	228,423	1,543
Accounts Receivable (net of allowance for credit losses of $1,724 and $0 at September 30, 2020 and December 31, 2019, respectively)	277,325	227,516
Intangible Assets, Net	34,024	39,806
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	39,872	37,123
Operating Lease Right-of-Use Assets	152,934	166,519
Other Assets	51,292	43,358
Deferred Tax Asset, Net	52,235	48,237
Total Assets	$1,147,291	$952,777
Liabilities and Equity
Accrued Compensation and Benefits	$236,971	$120,750
Accounts Payable, Accrued Expenses and Other Liabilities	23,215	24,767
Operating Lease Liabilities	174,246	182,924
Amount Due Pursuant to Tax Receivable Agreement	12,369	9,289
Taxes Payable	9,119	4,841
Deferred Revenue	10,100	14,189
Loan Payable	—	21,500
Total Liabilities	466,020	378,260
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 27,170,767 and 25,621,451 issued at September 30, 2020 and December 31, 2019, respectively; 23,797,558 and 23,076,794 outstanding at September 30, 2020 and December 31, 2019, respectively)	266	251
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 201 issued and outstanding at September 30, 2020; 204 issued and outstanding at December 31, 2019)	—	—
Additional Paid-In Capital	389,848	290,896
Accumulated Deficit	(78,047)	(144,919)
Accumulated Other Comprehensive Income (Loss)	(484)	146
Treasury Stock at Cost (3,373,209 and 2,544,657 shares at September 30, 2020 and December 31, 2019, respectively)	(156,591)	(114,984)
Total PJT Partners Inc. Equity	154,992	31,390
Non-Controlling Interests	526,279	543,127
Total Equity	681,271	574,517
Total Liabilities and Equity	$1,147,291	$952,777

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Advisory Fees	$262,400	$146,075	$611,530	$383,577
Placement Fees	31,774	25,596	106,026	77,603
Interest Income and Other	3,389	2,556	12,741	7,807
Total Revenues	297,563	174,227	730,297	468,987
Expenses
Compensation and Benefits	196,896	123,040	485,650	337,356
Occupancy and Related	8,564	7,883	25,877	22,821
Travel and Related	546	5,567	6,379	19,247
Professional Fees	6,014	6,120	16,077	17,589
Communications and Information Services	3,435	3,365	10,575	10,071
Depreciation and Amortization	3,700	3,454	11,229	10,709
Other Expenses	8,312	5,015	21,178	17,906
Total Expenses	227,467	154,444	576,965	435,699
Income Before Provision for Taxes	70,096	19,783	153,332	33,288
Provision for Taxes	11,989	5,002	22,299	7,544
Net Income	58,107	14,781	131,033	25,744
Net Income Attributable to Non-Controlling Interests	27,200	7,956	59,596	12,992
Net Income Attributable to PJT Partners Inc.	$30,907	$6,825	$71,437	$12,752
Net Income Per Share of Class A Common Stock
Basic	$1.25	$0.28	$2.92	$0.53
Diluted	$1.22	$0.28	$2.87	$0.52
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,645,853	24,013,033	24,431,436	24,107,179
Diluted	26,242,631	24,973,570	25,452,816	25,024,084

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$58,107	$14,781	$131,033	$25,744
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	1,825	(974)	(1,212)	(941)
Comprehensive Income	59,932	13,807	129,821	24,803
Less:
Comprehensive Income Attributable to Non- Controlling Interests	28,040	7,496	59,014	12,553
Comprehensive Income Attributable to PJT Partners Inc.	$31,892	$6,311	$70,807	$12,250

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

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Stock	Interests	Total
Balance at June 30, 2020	27,159,483	206	(3,083,954)	$266	$—	$374,613	$(107,751)	$(1,469)	$(140,178)	$523,837	$649,318
Net Income	—	—	—	—	—	—	30,907	—	—	27,200	58,107
Other Comprehensive Income	—	—	—	—	—	—	—	985	—	840	1,825
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,203)	—	—	—	(1,203)
Tax Distributions	—	—	—	—	—	—	—	—	—	(29,831)	(29,831)
Equity-Based Compensation	—	—	—	—	—	28,176	—	—	—	1,992	30,168
Net Share Settlement	—	—	—	—	—	(139)	—	—	—	—	(139)
Deliveries of Vested Shares of Class A Common Stock	11,284	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	(5)	—	—	—	(12,802)	—	—	—	2,241	(10,561)
Treasury Stock Purchases	—	—	(289,255)	—	—	—	—	—	(16,413)	—	(16,413)
Balance at September 30, 2020	27,170,767	201	(3,373,209)	$266	$—	$389,848	$(78,047)	$(484)	$(156,591)	$526,279	$681,271

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

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net Income	$131,033	$25,744
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	95,716	90,319
Depreciation and Amortization Expense	11,229	10,709
Amortization of Operating Lease Right-of-Use Assets	16,474	13,382
Provision for Credit Losses	1,345	—
Deferred Taxes	(92)	5,293
Other	(705)	2,814
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(50,634)	(40,582)
Other Assets	(8,299)	(16,469)
Accrued Compensation and Benefits	116,881	15,934
Accounts Payable, Accrued Expenses and Other Liabilities	(1,545)	(2,641)
Operating Lease Liabilities	(11,571)	(14,381)
Taxes Payable	4,272	(4,047)
Deferred Revenue	(4,048)	927
Net Cash Provided by Operating Activities	300,056	87,002
Investing Activities
Purchases of Investments	(275,530)	(9,929)
Proceeds from Sales and Maturities of Investments	48,747	930
Purchases of Furniture, Equipment and Leasehold Improvements	(8,682)	(6,359)
Settlement of Acquisition-Related Escrow	—	7,485
Net Cash Used in Investing Activities	(235,465)	(7,873)
Financing Activities
Dividends	(3,627)	(3,489)
Proceeds from Revolving Credit Facility	16,000	15,000
Payments on Revolving Credit Facility	(16,000)	(15,000)
Principal Payments on Term Loan	(21,500)	(4,250)
Tax Distributions	(29,831)	(109)
Employee Taxes Paid for Shares Withheld	(12,280)	(9,455)
Cash-Settled Exchanges of Partnership Units	(31,044)	(14,471)
Treasury Stock Purchases	(41,607)	(43,467)
Payments Pursuant to Tax Receivable Agreement	—	(210)
Principal Payments on Finance Leases	(129)	(106)
Net Cash Used in Financing Activities	(140,018)	(75,557)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,062)	(1,643)
Net Increase (Decrease) in Cash and Cash Equivalents	(77,489)	1,929
Cash and Cash Equivalents, Beginning of Period	215,950	106,110
Cash and Cash Equivalents, End of Period	$138,461	$108,039
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$21,729	$6,050
Payments for Interest	$116	$1,153

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2020, the non-controlling interest was 38.9%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited and PJT Partners (HK) Limited.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at three major U.S. financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $33.5 million and $16.8 million as of September 30, 2020 and December 31, 2019, respectively.

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

In August 2020, the FASB issued updated guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The guidance is effective for annual and interim periods beginning after December 15, 2021,

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

with early adoption permitted. The Company is currently assessing the impact that adoption will have on its condensed consolidated financial statements.
3.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advisory Fees	$262,400	$146,075	$611,530	$383,577
Placement Fees	31,774	25,596	106,026	77,603
Interest Income from Placement Fees and Other	2,170	3,079	8,851	8,038
Revenues from Contracts with Customers	$296,344	$174,750	$726,407	$469,218

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of September 30, 2020, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $25.8 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $1.8 million and $11.4 million for the three and nine months ended September 30, 2020, respectively, and $6.3 million and $15.4 million for the three and nine months ended September 30, 2019, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Advisory Fees and Placement Fees recognized by the Company during the three and nine months ended September 30, 2020 and 2019 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and nine months ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020 and 2019, $13.7 million and $7.8 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of September 30, 2020 and December 31, 2019, the Company recorded $3.2 million and $2.2 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

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

The following table presents the aggregate change in the allowance for credit losses for the nine months ended September 30, 2020:

Balance, December 31, 2019	$—
Adoption of ASC 326	1,107
Provision for Credit Losses	1,345
Write-offs	(1,053)
Recoveries	325
Balance, September 30, 2020	$1,724

Included in Accounts Receivable, Net is accrued interest of $3.2 million and $3.1 million as of September 30, 2020 and December 31, 2019, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $75.6 million and $77.6 million as of September 30, 2020 and December 31, 2019, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $3.1 million and $11.3 million as of September 30, 2020 and December 31, 2019, respectively, which were outstanding more than 90 days. As of September 30, 2020, the Company’s allowance for credit losses with respect to long-term receivables was $0.5 million. There was no allowance for credit losses with respect to such receivables as of December 31, 2019.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2020	December 31, 2019
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(32,152)	(27,566)
Trade Name	(4,900)	(3,704)
Total Accumulated Amortization	(37,052)	(31,270)
Intangible Assets, Net	$34,024	$39,806

Amortization expense was $1.9 million and $5.8 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $5.7 million for the three and nine months ended September 30, 2019, respectively.

Amortization of Intangible Assets held at September 30, 2020 is expected to be $1.9 million for the remainder of the year ending December 31, 2020; $7.7 million for the year ending December 31, 2021; $6.5 million for the year ending December 31, 2022; and $4.9 million for each of the years ending December 31, 2023 and 2024.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30, 2020	December 31, 2019
Leasehold Improvements	$52,097	$45,368
Furniture and Fixtures	17,441	16,040
Office Equipment	2,311	2,324
Total Furniture, Equipment and Leasehold Improvements	71,849	63,732
Accumulated Depreciation	(31,977)	(26,609)
Furniture, Equipment and Leasehold Improvements, Net	$39,872	$37,123

Depreciation expense was $1.8 million and $5.4 million for the three and nine months ended September 30, 2020, respectively, and $1.7 million and $5.0 million for the three and nine months ended September 30, 2019, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	September 30, 2020
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$228,170	$—	$228,170
Other	—	220	33	253
Total	$—	$228,390	$33	$228,423

	December 31, 2019
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$23,821	$—	$23,821

Investments in Treasury securities were included in Investments as of September 30, 2020 and in both Cash and Cash Equivalents and Investments as of December 31, 2019 in the Condensed Consolidated Statements of Financial Condition. The carrying value of the loan payable approximates fair value based on Level II inputs.

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income Before Provision for Taxes	$70,096	$19,783	$153,332	$33,288
Provision for Taxes	$11,989	$5,002	$22,299	$7,544
Effective Income Tax Rate	17.1%	25.3%	14.5%	22.7%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2020 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City Unincorporated Business Tax, to certain compensation charges that are not deductible for income tax purposes and the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

On March 27, 2020, the President of the United States signed the CARES Act into law, which includes several provisions for corporations regarding the tax treatment of net operating losses, interest deductions and payroll benefits. The Company has elected to carryback certain net operating losses, which resulted in a $3.7 million decrease in the Company’s Provision for Income Taxes for the nine months ended September 30, 2020.

As of September 30, 2020, the Company had no unrecognized tax benefits.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net Income Attributable to PJT Partners Inc.	$30,907	$6,825	$71,437	$12,752
Less:
Dividends on Participating Securities	3	6	9	17
Net Income Attributable to Participating Securities	—	5	33	14
Net Income Attributable to Shares of Class A Common Stock — Basic	30,904	6,814	71,395	12,721
Incremental Net Income from Dilutive Securities	991	150	1,604	329
Net Income Attributable to Shares of Class A Common Stock — Diluted	$31,895	$6,964	$72,999	$13,050
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,645,853	24,013,033	24,431,436	24,107,179
Weighted-Average Number of Incremental Shares from Unvested RSUs	1,596,778	960,537	1,021,380	916,905
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	26,242,631	24,973,570	25,452,816	25,024,084
Net Income Per Share of Class A Common Stock
Basic	$1.25	$0.28	$2.92	$0.53
Diluted	$1.22	$0.28	$2.87	$0.52

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 39,938,118 and 39,913,124 for the three and nine months ended September 30, 2020, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact).

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-Average Participating RSUs	7,777	28,514	20,266	45,039
Weighted-Average Partnership Units	15,292,265	15,915,865	15,481,688	15,953,341

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

During the nine months ended September 30, 2020, the Company repurchased 828,552 shares of Class A common stock at an average price of $50.20, or $41.6 million in aggregate, pursuant to the share repurchase program. As of September 30, 2020, the available amount remaining for repurchases under this program was $43.5 million.

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

The following table presents equity-based compensation expense and related income tax benefit for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity-Based Compensation Expense	$30,168	$24,670	$95,716	$90,319
Income Tax Benefit	$4,131	$2,140	$13,065	$8,414

Restricted Stock Units

A summary of the status of the Company’s unvested RSUs as of September 30, 2020 and for changes during the nine months ended September 30, 2020 is presented below:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2019	4,137,595	$44.84	18,302	$41.57
Granted	2,617,559	52.29	—	—
Dividends Reinvested on RSUs	16,667	50.91	—	—
Forfeited	(50,769)	48.89	—	—
Vested	(1,887,438)	42.71	(18,302)	41.57
Balance, September 30, 2020	4,833,614	$49.68	—	$—

As of September 30, 2020, there was $133.9 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested RSU awards with both a service and market condition as of September 30, 2020 and for changes during the nine months ended September 30, 2020 is presented below:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	262,342	$24.84
Granted	100,000	34.42
Dividends Reinvested on RSUs	2,681	24.37
Forfeited	(685)	26.19
Balance, September 30, 2020	364,338	$27.46

As of September 30, 2020, there was $5.8 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.0 years. The Company assumes a forfeiture rate of 4.0% to 9.0% annually based on expected turnover and periodically reassesses this rate.

The following table presents the assumptions used to determine the fair value of the RSU awards in PJT Partners Inc. with both a service and market condition granted during the nine months ended September 30, 2020:

Risk-Free Interest Rate	0.2%
Dividend Yield	0.5%
Volatility Factor	52.3%
Expected Life (in years)	1.3

Restricted Share Awards

In connection with the acquisition of CamberView Partners Holdings, LLC, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the nine months ended September 30, 2020, no restricted share awards were granted. For the nine months ended September 30, 2019, 3,591 restricted share awards were granted. As of September 30, 2020, 914 restricted shares have vested, no restricted shares have been forfeited and there was $0.2 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 1.0 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

A summary of the status of the Company’s unvested Partnership Units as of September 30, 2020 and for changes during the nine months ended September 30, 2020 is presented below:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	564,437	$38.18
Granted	75,160	44.73
Vested	(229,025)	29.21
Balance, September 30, 2020	410,572	$44.39

As of September 30, 2020, there was $10.9 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.0 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

Partnership Unit Awards with Both Service and Market Conditions

A summary of the status of the Company’s unvested Partnership Unit awards with both a service and market condition as of September 30, 2020 and for changes during the nine months ended September 30, 2020 is presented below:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	3,806,183	$5.72
Forfeited	(15,190)	5.72
Vested	(158,541)	5.72
Balance, September 30, 2020	3,632,452	$5.72

As of September 30, 2020, there was no unrecognized compensation expense related to Partnership Unit awards with both a service and market condition.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2020, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	4,990,774	1.2
Partnership Units	400,687	1.0
Restricted Share Awards	7,475	1.0
Total Equity-Based Awards	5,398,936	1.2

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $9.5 million and $25.7 million for the three and nine months ended September 30, 2020, respectively, and $6.6 million and $19.3 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $44.7 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.7 years.

11.	LEASES

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Lease Cost	$6,669	$6,456	$20,715	$18,563
Finance Lease Cost
Amortization of Right-of-Use Assets	40	38	115	107
Interest on Lease Liabilities	1	2	4	5
Total Finance Lease Cost	41	40	119	112
Short-Term Lease Cost	—	9	—	234
Variable Lease Cost	728	752	2,226	2,045
Sublease Income	(602)	(892)	(2,379)	(2,715)
Total Lease Cost	$6,836	$6,365	$20,681	$18,239

Supplemental information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$11,571	$14,381
Operating Cash Flows from Finance Leases	3	7
Financing Cash Flows from Finance Leases	129	106
Right-of-Use Assets Obtained in Exchange for Lease Liabilities
Operating Leases	4,043	150,843
Finance Leases	64	34

	September 30, 2020	December 31, 2019
Weighted-Average Remaining Lease Term (in years)
Operating Leases	8.6	9.0
Finance Leases	3.2	2.1
Weighted-Average Discount Rate
Operating Leases	4.7%	4.8%
Finance Leases	3.6%	3.5%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of September 30, 2020:

Year Ending December 31,	Finance	Operating
2020 (October 1 through December 31)	$16	$6,339
2021	49	28,344
2022	37	28,265
2023	29	28,358
2024	16	26,813
Thereafter	—	94,500
Total Lease Payments	147	212,619
Less: Imputed Interest	8	38,373
Total	$139	$174,246

12.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 606,097 and 338,911 Partnership Units, respectively, for cash in the amounts of $31.0 million and $14.5 million, respectively, for the nine months ended September 30, 2020 and 2019, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

During the third quarter of 2020, the Company was presented with 1,052,681 Partnership Units to be exchanged. The Company will settle the exchange of these Partnership Units on November 3, 2020 for cash at a price to be determined by the volume-weighted average price per share of the Company’s Class A common stock on October 29, 2020.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2020 and December 31, 2019, the Company had amounts due of $12.4 million and $9.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Aircraft Lease

We make available to our partners, including the Company’s executive officers, and on occasion, family members of these individuals, personal use of a company leased business aircraft when the aircraft is not being used for business purposes, for which the executive officers pay the full incremental costs associated with such use. Such amount is not material to the condensed consolidated financial statements.

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

As of September 30, 2020 and December 31, 2019, there were no borrowings under the revolving credit facility.

Term Loan

The Amended and Restated Loan Agreement also provides for a term loan with an aggregate commitment of $30.0 million (the “Term Loan”). The Term Loan had an original maturity date of January 2, 2021, which was repaid in full during the nine months ended September 30, 2020.

The Amended and Restated Loan Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

additional indebtedness in excess of $20.0 million. Outstanding borrowings under the Amended and Restated Loan Agreement are secured by the accounts receivable of PJT Partners LP.

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

As of September 30, 2020 and December 31, 2019, the Company was in compliance with the debt covenants under the Amended and Restated Loan Agreement.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $6.8 million and $8.0 million as of September 30, 2020 and December 31, 2019, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

Indemnifications

The Company has entered and may continue to enter into contracts that contain a variety of indemnification obligations. The Company’s maximum exposure under these arrangements is not known; however, the Company currently expects any associated risk of loss to be insignificant. In connection with these matters, the Company has incurred and may continue to incur legal expenses, which are expensed as incurred.

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The Company will cash settle the liability to Blackstone quarterly as the forfeitures attributable to these employees crystallize. The accrual for these forfeitures was $0.9 million as of September 30, 2020 and December 31, 2019.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of September 30, 2020 and December 31, 2019, the Company had accrued $2.4 million and $1.8 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

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

The Company contributes to employer sponsored defined contribution plans for certain of its employees, subject to eligibility and statutory requirements. The Company incurred expenses with respect to these defined contribution plans in the amounts of $0.5 million and $2.7 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, which are included in Compensation and Benefits in the Condensed Consolidated Statements of Operations.

15.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

Upon receipt of regulatory approval, on August 31, 2020, Park Hill Group LLC merged with and into PJT Partners LP and the net assets of Park Hill Group LLC were transferred to PJT Partners LP at their respective carrying values.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

PJT Partners LP is a registered broker-dealer through which strategic advisory, strategic capital markets, restructuring and special situations, shareholder advisory, private fund advisory and fundraising services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $179.9 million as of September 30, 2020, which exceeded the minimum net capital requirement by $174.4 million. PJT Partners LP had net capital of $74.4 million as of December 31, 2019, which exceeded the minimum net capital requirement by $72.8 million.

PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, is exempt from the SEC Customer Protection Rule (Rule 15c3‑3).

PJT Partners (UK) Limited is licensed with the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of €60 thousand. As of September 30, 2020 and December 31, 2019, all of these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Domestic	$266,492	$150,576	$657,930	$427,503
International	31,071	23,651	72,367	41,484
Total	$297,563	$174,227	$730,297	$468,987

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2020	December 31, 2019
Assets
Domestic	$981,521	$792,403
International	165,770	160,374
Total	$1,147,291	$952,777

The Company had two clients that represented 22.9% of total revenues for the three months ended September 30, 2020. The Company had one client that represented 10.7% of total revenues for the three months ended September 30, 2019. The Company was not subject to any material concentrations with respect to its revenues for the nine months ended September 30, 2020 and 2019. The Company had one client that represented 10.9% of accounts receivable as of September 30, 2020. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of December 31, 2019.

17.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on December 16, 2020 to Class A common stockholders of record on December 2, 2020.

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

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by “Part II. Item 1A. Risk Factors” in our Quarterly Report for the three months ended June 30, 2020, for a discussion of some of the factors that can affect our performance.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Refinitiv, worldwide M&A announced volumes during the first nine months of 2020 were down 18% compared with the first nine months of 2019, the slowest first nine months since 20131. The impact of the COVID-19 pandemic on overall M&A activity levels and its resulting impact on our financial results remains uncertain. However, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Strong global restructuring activity continued during the third quarter driven by continued business challenges across industries and sectors due in part to the worldwide COVID-19 pandemic. Our integrated firm resources across restructuring, strategic advisory and capital markets position us well to support clients through any environment caused by this pandemic.

The global fundraising market could be affected by the COVID-19 pandemic with the uncertain environment presenting challenges for both primary and secondary transaction execution. We are experiencing an increased focus on existing relationships between fund managers and institutional investors, making the bar for new relationships in the near term extremely high. Highly successful and tenured firms continue to drive new investor demand as the flight to quality is even more prevalent. There are certain strategies and themes that remain extremely topical among the broader institutional investor base throughout private equity, credit and real estate and PJT Park Hill continues to provide fundraising capabilities for fund managers currently seeking capital for these opportunities.

The United Kingdom (“U.K.”) formally left the European Union (“E.U.”), commonly referred to as “Brexit,” on January 31, 2020 and immediately entered into a transition period, which is expected to continue until December 31, 2020. The full impact of Brexit remains uncertain and the political climate in Europe continues to take shape. During this period, the future terms of the U.K.’s relationship with the E.U. will be determined. On October 1, 2020, PJT Partners Park Hill (Spain) A.V., S.A.U., the Company’s European licensed investment firm became fully operational, following its successful registration with Spain’s National Securities Market Commission on September 11, 2020.

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

[1]	Source: Refinitiv Global Mergers & Acquisitions Review for First Nine Months 2020 as of September 30, 2020.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$262,400	$146,075	80%	$611,530	$383,577	59%
Placement Fees	31,774	25,596	24%	106,026	77,603	37%
Interest Income and Other	3,389	2,556	33%	12,741	7,807	63%
Total Revenues	297,563	174,227	71%	730,297	468,987	56%
Expenses
Compensation and Benefits	196,896	123,040	60%	485,650	337,356	44%
Occupancy and Related	8,564	7,883	9%	25,877	22,821	13%
Travel and Related	546	5,567	(90)%	6,379	19,247	(67)%
Professional Fees	6,014	6,120	(2)%	16,077	17,589	(9)%
Communications and Information Services	3,435	3,365	2%	10,575	10,071	5%
Depreciation and Amortization	3,700	3,454	7%	11,229	10,709	5%
Other Expenses	8,312	5,015	66%	21,178	17,906	18%
Total Expenses	227,467	154,444	47%	576,965	435,699	32%
Income Before Provision for Taxes	70,096	19,783	254%	153,332	33,288	361%
Provision for Taxes	11,989	5,002	140%	22,299	7,544	196%
Net Income	58,107	14,781	293%	131,033	25,744	409%
Net Income Attributable to Non-Controlling Interests	27,200	7,956	242%	59,596	12,992	359%
Net Income Attributable to PJT Partners Inc.	$30,907	$6,825	353%	$71,437	$12,752	460%

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advisory Fees
Number of Clients	194	181	272	250
Number of Fee-Paying Clients with $1 Million or More	44	27	108	77
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	2	1	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	25.9%	12.7%	N/A	N/A

Placement Fees
Number of Clients	43	40	66	63
Number of Fee-Paying Clients with $1 Million or More	11	7	30	24
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	1	2	1	—
Percentage of Such Clients’ Fees of Total Placement Fees	15.7%	21.8%	12.0%	N/A

Total Revenues were $297.6 million for the three months ended September 30, 2020, an increase of $123.3 million compared with $174.2 million for the three months ended September 30, 2019. Advisory Fees were $262.4 million for the three months ended September 30, 2020, an increase of $116.3 million compared with $146.1 million for the three months ended September 30, 2019. Growth in Advisory Fees was driven by a substantial increase in completed restructurings as well as increased strategic advisory revenues. Placement Fees were $31.8 million for the three months ended September 30, 2020, an increase of $6.2 million compared with $25.6 million for the three months ended September 30, 2019. The increase in Placement Fees was principally driven by growth in fund placement activity for private equity clients.

Total Revenues were $730.3 million for the nine months ended September 30, 2020, an increase of $261.3 million compared with $469.0 million for the nine months ended September 30, 2019. Advisory Fees were $611.5 million for the nine months ended September 30, 2020, an increase of $228.0 million compared with $383.6 million for the nine months ended September 30, 2019. Advisory Fees increased due to significant increases in both restructuring revenues and strategic advisory revenues. Placement Fees were $106.0 million for the nine months ended September 30, 2020, an increase of $28.4 million compared with $77.6 million for the nine months ended September 30, 2019. Placement Fees increased principally due to increased corporate private placement activity. Interest Income and Other was $12.7 million for the nine months ended September 30, 2020, an increase of $4.9 million compared with $7.8 million for the nine months ended September 30, 2019. The increase in Interest Income and Other was primarily driven by more favorable foreign currency translation rates during the nine month period.

Expenses

Expenses were $227.5 million for the three months ended September 30, 2020, an increase of $73.0 million compared with $154.4 million for the three months ended September 30, 2019. The increase in expenses was primarily attributable to increases in Compensation and Benefits and Other Expenses of $73.9 million and $3.3 million, respectively, which was partially offset by a decrease in Travel and Related of $5.0 million. The increase in Compensation and Benefits Expense was principally the result of significantly improved operating performance during the current quarter. Other Expenses increased due to a variety of factors, the largest of which relates to charitable contributions made to causes supporting COVID-19 relief and the advancement of racial equity.

Travel and Related decreased due to reduced travel and entertainment activity stemming from the global health crisis.

Expenses were $577.0 million for the nine months ended September 30, 2020, an increase of $141.3 million compared with $435.7 million for the nine months ended September 30, 2019. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Other Expenses and Occupancy and Related of $148.3 million, $3.3 million and $3.1 million, respectively, and partially offset by decreases in Travel and Related as well as Professional Fees of $12.9 million and $1.5 million, respectively. The increase in Compensation and Benefits Expense was principally the result of significantly improved operating performance during the current nine month period. Other Expenses increased due to a variety of factors, the largest of which relates to charitable contributions made to causes supporting COVID-19 relief and the advancement of racial equity. Occupancy and Related increased due to increased occupancy expense in certain locations. Travel and Related decreased due to reduced travel and entertainment activity stemming from the global health crisis.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended September 30, 2020 was $12.0 million, which represents an effective tax rate of 17.1% on pretax income of $70.1 million. The Company’s Provision for Taxes for the three months ended September 30, 2019 was $5.0 million, which represents an effective tax rate of 25.3% on pretax income of $19.8 million.

The Company’s Provision for Taxes for the nine months ended September 30, 2020 was $22.3 million, which represents an effective tax rate of 14.5% on pretax income of $153.3 million. The Company’s Provision for Taxes for the nine months ended September 30, 2019 was $7.5 million, which represents an effective tax rate of 22.7% on pretax income of $33.3 million.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2020 due to corporate entities subject to U.S. federal, state, local and foreign income taxes, to non-corporate entities that are subject to New York City UBT, to certain compensation charges that are not deductible for income tax purposes and the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

On March 27, 2020, the President of the United States signed the CARES Act into law, which includes several provisions for corporations regarding the tax treatment of net operating losses, interest deductions and payroll benefits. The Company has elected to carryback certain net operating losses, which resulted in a $3.7 million decrease in the Company’s Provision for Income Taxes for the nine months ended September 30, 2020.

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

Information regarding our Amended and Restated Loan Agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020 and December 31, 2019, we were in compliance with the debt covenants under the Amended and Restated Loan Agreement. The term loan was repaid in full in January 2020.

We evaluate our cash needs on a regular basis in light of current market conditions. As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and investments of $366.9 million and $217.5 million, respectively. As of September 30, 2020, we had no debt outstanding and our full line of credit is available to us. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the depth and duration of the resulting economic impact to our business and financial condition.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of September 30, 2020 and December 31, 2019, total accounts receivable were $277.3 million and $227.5 million, respectively. The allowance for credit losses was $1.7 million as of September 30, 2020 and there was no allowance for credit losses as of December 31, 2019. Included in Accounts Receivable are long-term receivables of $75.6 million and $77.6 million as of September 30, 2020 and December 31, 2019, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Additionally, our ability to generate positive cash flow from operations will be impacted by global economic conditions, including the effect of the COVID-19 pandemic. If our cash flows from operations are significantly reduced, we may need to incur debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangements we have in place will permit us to finance our operations on acceptable terms and conditions for the foreseeable future, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) our credit ratings or absence of a credit rating, (b) the liquidity of the overall capital markets, and (c) the current state of the economy, which will likely be further impacted by the COVID-19 pandemic. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. Despite the challenges associated with COVID-19, we believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

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

Upon receipt of regulatory approval, on August 31, 2020, Park Hill Group LLC merged with and into PJT Partners LP and the net assets of Park Hill Group LLC were transferred to PJT Partners LP at their respective carrying values.

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

During the nine months ended September 30, 2020, the Company repurchased 828,552 shares of Class A common stock at an average price of $50.20, or $41.6 million in aggregate, pursuant to the share repurchase program. As of September 30, 2020, the available amount remaining for repurchases under this program was $43.5 million.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $6.8 million and $8.0 million as of September 30, 2020 and December 31, 2019, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

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

As of September 30, 2020, we do not believe it is more likely than not that our goodwill was impaired. Additionally, as of September 30, 2020, we believe the carrying amounts of our intangible assets are recoverable. If there are decreases in our stock price for a sustained period (including as a result of the impact of the COVID-19 pandemic on equity securities), a decline in our revenues or other unfavorable factors, we may be required to recognize an impairment, which could be material to our condensed consolidated financial statements.

The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. We assess positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction. As of September 30, 2020, we believe that no additional valuation allowance is required with respect to our deferred tax assets. However, if there are material declines in the assumptions underlying such assessment (including as a result of the impact of the COVID-19 pandemic on the U.S. and global economies), we may be required to record a valuation allowance, which could be material to our condensed consolidated financial statements.

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

Credit Risk

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances and the current economic conditions, including as a result of market dislocations caused by COVID-19, that may affect a customer’s ability to pay such amounts owed to us. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of September 30, 2020, the allowance for credit losses was $1.7 million. We had no allowance for credit losses as of December 31, 2019.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the nine months ended September 30, 2020 and 2019, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a loss of $1.2 million and loss of $0.9 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a gain of $0.2 million and loss of $2.4 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the uncertainty of the COVID-19 global health crisis and the ongoing economic impact, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

In June 2017, an action was filed in New York state court against defendants PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. PJT Partners Inc. and Park Hill Group LLC moved to dismiss the complaint on August 24, 2017. On August 13, 2018, the court dismissed all of the claims asserted against PJT Partners Inc. and Park Hill Group LLC, except for the fraud-based apparent authority claim. Plaintiffs and PJT Partners Inc. and Park Hill Group LLC appealed the court’s August 2018 decision. On December 3, 2019, the appellate court dismissed the complaint in its entirety as against PJT Partners Inc. and Park Hill Group LLC. On January 2, 2020, Plaintiffs filed a motion with the appellate court seeking reargument or, alternatively, leave to appeal, which motion was denied by the appellate court on March 3, 2020. On September 15, 2020, Plaintiffs were granted permission to appeal to the New York Court of Appeals. We believe this matter is without merit and will continue to vigorously oppose any further appeals by Plaintiffs.

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group LLC and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleged, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants were grouped together with other defendants who were all alleged generically to have conspired to defraud the State of New Mexico. On November 30, 2015, after several years of motion practice, including an earlier decision by the New Mexico Supreme Court to consolidate this case with another case by the same plaintiffs (in which the Park Hill Defendants were not parties), the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. On June 6, 2017, the court granted the motion to dismiss brought on behalf of the State of New Mexico, the effect of which dismissed the action in its entirety, including as against the Park Hill Defendants. On June 9, 2020, Plaintiffs’ appeal of this decision was denied by the New Mexico Court of Appeals. On October 9, 2020, Plaintiffs’ petition for a writ of certiorari was denied by the New Mexico Supreme Court. We believe this matter is without merit and will continue to vigorously oppose any further appeals by Plaintiffs.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our subsequently filed Quarterly Reports on Form 10-Q, though the risk factor updates relating to the COVID-19 pandemic continue to exacerbate many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Third Quarter of 2020

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
July 1 to July 31	42,636	$48.74	42,636	$57.8 million
August 1 to August 31	7,585	58.60	7,585	57.4 million
September 1 to September 30	239,034	58.07	239,034	43.5 million
Total	289,255	$56.71	289,255	$43.5 million

(a)

On April 24, 2019, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $100 million. As of September 30, 2020, the Company’s remaining repurchase authorization was $43.5 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales

In connection with the issuance during the third quarter of 2020 of LTIP Units in PJT Partners Holdings LP to certain personnel, PJT Partners Inc. issued three corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the third quarter of 2020, to be paid on December 16, 2020, and plans to regularly pay quarterly dividends.

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

Date: October 29, 2020

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)