Form 10-K
period 2020-12-31
PJT Partners Inc.
filed 2021-02-26
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was approximately $1.2 billion.

As of February 19, 2021, there were 23,829,768 shares of Class A common stock, par value $0.01 per share, and 170 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

PJT Partners is a premier global advisory-focused investment bank. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. Our team of senior professionals delivers a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. We also provide, through PJT Park Hill, private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds. PJT Partners began trading on the New York Stock Exchange (“NYSE”) under the symbol “PJT” on October 1, 2015.

We have world-class franchises in each of the areas in which we compete:

Strategic Advisory

Our team of leading professionals delivers innovative solutions to highly complex challenges across mergers and acquisitions (“M&A”), strategic advisory and capital markets advisory. Our strategic advisory business offers a broad range of financial advisory and transaction execution capabilities, including advising clients on M&A, joint ventures, minority investments, asset swaps, divestitures and activism defense. Our capital markets advisory team specializes in advice and execution on public and private capital raises in the debt and equity capital markets. We provide in-depth advice on capital structure, acquisition finance, debt execution, SPACs, Pre-IPO and IPO, private capital raising and structured products. Through PJT Camberview, our industry leading shareholder advisory business, we provide investor-led advice to public company boards and management teams around the globe on shareholder engagement, strategic investor relations, activism and contested situations, ESG and sustainability and other complex corporate governance matters.

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

•

Global Market Leadership. Our Restructuring and Special Situations Group is a global market leader. Our PJT Park Hill business has a leading market position across all four of its businesses: private equity, hedge funds, real estate and secondary advisory. Our rapidly growing premier Strategic Advisory business is comprised of industry leading practitioners and has advised on some of the most high-profile and complex transactions. Our leading PJT Camberview business is well-known in the marketplace, having advised more than 50 Fortune 100 companies since its founding in 2012.

Our partners have decades of experience and deep relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments. Their expertise across multiple product areas, industry verticals and geographies are sought by clients in complex, cross-border situations. Our PJT Park Hill business has long-standing relationships around the globe that give them unique access to capital sources and drives incremental value for our clients.

•

Client, Not Market Share Focused. Our success is built around the trust our clients have placed in us. We work every day to ensure that we are providing cutting edge advice on the critical matters facing our clients. We work to help them navigate through complex challenges and bold opportunities to meet their strategic objectives. Delivering optimal outcomes is what we strive for – our clients’ results are our reputation.

•

Destination for Talent at All Levels. We have successfully recruited and will continue to recruit best-in-class bankers at all levels who are attracted to our broad range of world-class advisory services and our unique culture. Our compelling value proposition includes a focus on serving clients with differentiated advice; a commitment to a culture of collaboration, character and growth; strong client relationships; and a deep and exceptional base of talent.

•

Collaboration Embedded in Culture. Our culture is informed by our core values – character, collaboration, commercial impact/client relationships and content – which provides an environment conducive to idea sharing, collaboration and innovation. Our bankers work together to leverage their collective experience and insights to deliver clients optimal service and outcomes.

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

•

Asset-Light Business Model. Our firm has deep global expertise, footprint and relationships while operating out of eight locations around the world. Since inception, we have chosen to operate in an asset-light, cloud-based environment, without the constraints of heavy infrastructure, legacy systems and processes. We focus on intellectual capital and relationships and rely on relatively limited embedded infrastructure to serve clients.

Our Growth Strategy

Our strategy to achieve our growth objectives has the following components:

•

Significantly Increase the Breadth and Depth of Our Advisory Franchise through Footprint Expansion. We remain committed to attracting top talent to expand into new industry verticals to serve a broader range of clients. We also continue to expand our global reach through talent additions, strategic alliances and senior advisors who can provide additional advice and relationships to key decision makers and sources of capital around the globe.

•

Opportunity to Deepen Our Advisory Capabilities. We are committed to building on our suite of product capabilities to provide clients with deeper expertise in new and evolving areas to help them navigate complex challenges and achieve their strategic objectives. As the world becomes increasingly more complex, clients value our ability to provide differentiated advice on a wide range of strategic matters, capital structure solutions, investor issues and fundraising alternatives.

•

Further Integration of Capabilities Across Businesses to Enhance Growth. We operate a scaled, diversified global advisory franchise comprised of highly synergistic businesses, which each share our culture of excellence, teamwork and entrepreneurship. Our partners and employees have relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments as well as expertise in multiple product areas, industry verticals and geographies. By operating in a more integrated and cohesive manner, we are able to offer our clients a comprehensive and differentiated suite of advisory services. In addition, our deep networks across our businesses allow us to connect clients and provide incremental value in helping them meet their strategic objectives.

Our firm is strengthened by the deep client relationships and strong brand reputations we have in our leading Restructuring and Special Situations and PJT Park Hill businesses. These businesses benefit from close collaboration across all our businesses, increased dialogues with financial sponsors as well as the increased footprint and product expertise and capabilities of our rapidly growing Strategic Advisory business.

•

Ongoing Investment in Technology Initiatives. In order to continue providing world-class service to our clients, we will continue to invest in our information technology infrastructure and business applications.

Human Capital Management Philosophy

We believe that our culture is critical to all aspects of how we do business and to our long-term success. Since inception, we have prioritized attracting top talent from a diverse range of backgrounds and experiences, focusing on those who are both aligned with and can enhance our culture in positive ways.

Our human capital successes are evident in the number and quality of hires we have made, our low levels of voluntary attrition and the feedback we receive through our employee surveys. Reinforcement of the culture we are building comes through engagement with our employees, the reward principles we apply to compensation and promotion decisions and through our various talent development initiatives, which continue to evolve as we grow.

As of December 31, 2020, we employed 749 individuals globally, including 88 partners.

Board Oversight of Human Capital Management

Our Board of Directors (“Board”) is actively engaged in human capital management. Our Board periodically reviews a management succession plan that includes, among other things, an assessment of the experience, performance and skills of potential successors to our Chairman and CEO and our Managing Partner. CEO succession planning discussions are led by the Lead Independent Director. More broadly, the Board, including the Compensation Committee, is regularly updated and consulted on key talent hires as well as key aspects of the Company’s human capital strategy. Human capital priorities are continuously refined based on business drivers, employee feedback and the overall environment for talent. The Nominating/Corporate Governance and Compensation Committees conduct a review of our human capital management practices and disclosures. Members of the Board also actively engage and spend time with our executives, partners and other employees throughout the year at Board meetings, partner meetings and a variety of other forums. Board members are also kept abreast of human capital management matters through participation in firm-wide town hall meetings and are included on employee communications, including announcements of transactions on which the Company has advised.

Employee Feedback and Engagement

Since 2017, we have conducted employee surveys to provide a formal channel through which we gather systematic feedback. Participation is high, with consistent feedback on a multi-year basis. The key positive themes include a strong belief in our commitment to doing the right thing for both our clients and our firm, a belief that PJT Partners has a differentiated culture, a commitment to excellence and a strong sense of respect among colleagues.

We use feedback from the survey and other employee forums to inform our ongoing efforts towards continuous improvement, including as it relates to broad human capital themes as well as more specific issues like employee support during the COVID-19 pandemic.

We have numerous other channels through which we engage with our employees on human capital topics, including our recruiting committee, talent development committee, women’s development series and other less formal forums by business and level. We use these various channels to solicit input on issues such as resourcing and training priorities. More recently, we established regular forums for engagement during COVID-19, to ensure our employees remain connected at all levels and feel supported in areas of wellness, including as it relates to mental health, and ways in which the Company can give back to the communities in which we operate. We have also established forums for engagement around how we broaden our diversity lens, including through regular discussion with our bankers who identify as Black.

Reward Principles

We believe our firm culture is reinforced through our reward mechanisms. Since the inception of our firm, our compensation structures have been designed to encourage a focus on sustainable franchise growth and collaboration, and do not include individual revenue pay-outs. For a broad group of employees, discretionary bonuses also typically include a Company stock component to ensure long-term focus and alignment with the interests of our Company. All compensation and promotion decisions are informed by the following Reward Principles, which are communicated to managers and employees alike:

•	character;
•	collaboration;
•	commercial impact/client relationships; and
•	content.

Employer of Choice Initiatives

From the beginning of our firm, we have strived to provide pay, benefits and other ancillary support mechanisms that help meet the varying needs of our partners and employees. Our total rewards package is based on competitive pay and is often structured to include discretionary bonuses that employ long-term incentives. Such incentives are designed to ensure alignment with our shareholders and the overall success of our firm. Other benefits include health care, 401(k) plan and pension matching, gender neutral primary and secondary caregiver leave, generous paid time off, discounted gym memberships, weekly wellness sessions, access to walk-in health care, emergency child care and an employee assistance program. These benefits were continuously reviewed and adapted during the COVID-19 pandemic, with the addition of new benefits including mental health and resilience training, expansion of emergency child care benefit, virtual workout classes and a disruption stipend for all employees below a certain level. Furthermore, we acknowledge work-life balance issues for our employees including through a paid-time off policy that is consistent irrespective of level, and a vacation stipend for Associates and Vice Presidents.

It is our practice to review and benchmark our compensation and benefit practices annually and consider feedback from our employee surveys to ensure we remain an employer of choice.

Diversity and Inclusion

We believe that fostering an inclusive culture, which welcomes differing perspectives and beliefs, enables us to provide the best advice and insights to our clients. As such, we seek to recruit, develop and retain top talent with diverse backgrounds and experiences. Our efforts in this regard include campus recruiting programs focused on increasing the number of female applicants, recently launched campus recruiting programs focused on improving our ability to recruit diverse candidates, a diversity fellowship for business school applicants and a development and inclusion series focused on existing diverse employees at the firm. We also continue to challenge ourselves to broaden the candidate profiles we review, ensuring we are looking beyond traditional finance programs. These efforts are supplemented by our use of an artificial intelligence recruiting tool specifically designed to identify talent from a broader range of backgrounds than may be identified purely from more traditional methods.

In 2020, we recommitted ourselves to diversity and inclusion, with a particular emphasis on broadening the lens from gender equity to include a better focus on race and the recruitment and retention of LGBTQ+ professionals. We commenced a series of open forum discussions about race, hosted by our senior executives and guest speakers with perspectives on the topic, as well as firm-wide recognition of Juneteenth as a holiday. For the upcoming campus recruitment cycles, we have expanded our existing diversity fellowship to include LGBTQ+ applicants. Furthermore, we elevate the importance of diversity and inclusion as day-to-day workplace considerations through our annual training programs that include: Working with Respect; Your Influence and Impact at PJT Partners; and Fostering a Positive Work Environment.

To further emphasize the importance of diversity and inclusion as a critical part of our culture, every employee was required to state an individual objective related to diversity and inclusion as part of their 2020 year-end review. Progress towards these objectives will be discussed as part of mid-year and year-end reviews in 2021.

Employee Development

We understand that to retain best-in-class talent requires providing the opportunity for career growth. With this in mind, we invest in a range of training and development opportunities including the development of technical skills, communication and management capabilities. We also recognize that our long-term success requires not only the recruitment of best-in-class senior talent but also in providing positive career trajectory and upward mobility for our other employees. To that end, we continue to make significant improvements to our promotion process and our commitment to mentoring our rising talent, including through partnering with external coaches.

Engagement with the Broader Community

To aid in the support of the communities we serve, the Company, our partners and our broader employee base have donated over $2 million to nearly one hundred global organizations across our communities to COVID-19 related causes and organizations dedicated to the advancement of racial equity. Our employees, including our summer interns, have also made significant contributions of their time, volunteering over 500 hours of service to the communities in which we operate. In the case of our 2020 summer interns, the Company required that all program participants complete a community volunteering project as a condition of a full-time offer for 2021.

Responding to the COVID-19 Pandemic

Our foremost priority throughout the COVID-19 pandemic has been the health and safety of our employees, clients, vendors and the communities where we live and conduct business. We have been careful and deliberate in all our decisions with these stakeholders in mind. Our Board has been, and continues to be, actively engaged with management in the oversight of the impact of COVID-19 on the Company and the Company’s actions in response.

Our employees began working remotely in mid-March 2020, transforming the way we typically do business in order to keep our employees, their families and our communities safe. We undertook steps to allow a limited number of employees to return to certain of our office locations on a voluntary basis, following our rigorous established safety protocols, which are based on guidance from the United States Centers for Disease Control and Prevention and local governments in the geographic locations in which we operate.

Throughout the pandemic, we have provided our employees with a variety of resources to support them while they worked in these changed and challenging circumstances. We expanded our wellness resources to include sessions on mental health and resilience, virtual workout and meditation sessions, and workshops for parents on how to navigate child care while schools are operating remotely. We also provided disruption stipends to our more junior employees at the onset of the remote transition to assist them financially with setting up their at-home offices.

We have maintained a high level of employee engagement during this time through firm-wide meetings led by our senior leadership, frequent communications to our employee base keeping them informed of our COVID-19 efforts and the benefits available to them through the Company, and published a work from home guide. We have continued to ensure our employees are well-positioned to be successful in their remote working environments through surveys seeking feedback on remote working environments and how the firm can best support them. In addition, we have employed strategies and established internal initiatives to stay connected with one another and preserve our culture in this virtual/remote environment. These efforts also included evolving our onboarding program for new employees hired during this time. Our internal survey feedback reflects that our employees have appreciated the level of our commitment to them and are satisfied with the communications from management on our COVID-19 response.

Our employees have remained engaged, highly productive and committed to driving business results, which we believe is a testament to the strength of our culture. We are also proud of the ways in which our employees have given back, in both time and money, during a pandemic that has created huge challenges in the communities in which we live and work.

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

We also compete to attract and retain qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees. As a result, we remain focused on ensuring that our employment proposition includes an attractive culture, development opportunities and competitive rewards.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the U.S. and across the globe. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. PJT Partners LP, through which strategic advisory, capital markets advisory, restructuring and special situations, shareholder advisory, private fund advisory and fundraising services are conducted in the United States, as a registered broker-dealer, is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of, its member firms, which would include any such registered broker-dealer. State securities regulators also have regulatory or oversight authority over any such registered broker-dealer.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including capital structure, recordkeeping and the conduct and qualifications of directors, officers and employees. In particular, PJT Partners LP, as a registered broker-dealer and member of a self-regulatory organization, is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

Further, PJT Partners LP is a registered commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”), a futures industry self-regulatory organization. The CFTC and NFA regulate futures contracts, swaps and various other financial instruments in which certain of PJT Partners LP’s clients may invest.

In addition to the regulation we are subject to in the U.S., we are subject to regulation internationally. PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm regulated by Spain’s National Securities Market Commission.

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

PJT Partners LP is also affected by various state and local regulations or policies that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including but not limited to, regulations in New York State, New York City, Illinois and California. Similar measures are being considered or have been implemented in other jurisdictions.

Organizational Structure

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The ownership interests of the holders (other than PJT Partners Inc.) of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) are reflected as non-controlling interests in PJT Partners Inc.’s consolidated financial statements as of December 31, 2020.

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

Refer to Note 14. “Transactions with Related Parties” and Note 15. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Employee Matters Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” for further information about the agreements entered into in connection with the spin-off.

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

Risks Relating to Our Business

Our business is subject to risks arising from epidemic diseases, such as the global outbreak of COVID‑19.

The outbreak of the COVID-19 pandemic is impacting worldwide economic activity. While it is not possible at this time to estimate the full extent of the impact that COVID-19 could have on our business, the continued spread and resurgence of COVID-19, its impact on the global economy and the measures taken by the governments of countries affected and in which we operate, including proposed or potential legislation designed to restrain M&A and other financial transactions during the pandemic may, among other things, reduce demand for our services, delay client decisions to procure our services or their ability to timely pay for our services, or force our clients or their counterparties to seek to terminate existing agreements, which could materially adversely affect our operating results and financial condition. A pandemic, including COVID-19, or other public health epidemic further poses the risk that our partners and employees may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease or due to current or future shutdowns or office capacity restrictions that are recommended or mandated by governmental authorities. Further, a pandemic, including COVID-19, may present a significant threat to our partners’ and employees’ well-being, as our executives and partners may themselves become sick or otherwise unable to perform their duties for an extended period of time.

As events relating to the COVID-19 pandemic continue to develop globally, including in the U.S., and impact the capital markets, the Company’s near- and medium-term results of operations, cash flows and financial condition could be materially adversely impacted due to a reduction in demand for our services, delay of client decisions to procure our services or possible deterioration in our clients’ financial condition and their ability to timely pay outstanding receivables owed to us, or delay the closing of transactions, which may in turn delay our recognition of revenue. Further, we may be required to recognize an impairment in goodwill or intangible assets, which may have a material impact on our consolidated financial statements.

The vast majority of our employees have been working remotely since mid-March 2020. Following recommended and mandatory safety protocols issued by the respective governmental agencies in which our offices are located, we have undertaken steps to allow a limited number of our employees to return to certain of our office locations on a voluntary basis. We continue to monitor guidance from health and governmental organizations to determine when a greater number of employees may be able to safely return to the office. Further, we may be subject to a heightened risk of cyberattacks or other privacy or data security incidents due to the increased use of remote work environments and virtual platforms.

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

Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, international conflict, terrorism, natural disasters, a pandemic or political uncertainty.

Our private fund advisory and fundraising business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity, real estate and hedge funds for clients we serve.

PJT Park Hill provides private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity, real estate and hedge funds. Our ability to assist fund managers and sponsors raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. Additionally, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited, our results may be adversely affected.

Our revenue in any given period is dependent in part on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

A substantial portion of our revenue in any given period is dependent in part on the number of fee-paying clients in such period. We had 173 clients and 142 clients that generated fees equal to or greater than $1 million for the years ended December 31, 2020 and 2019, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients may vary significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2020 or 2019.

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

Third party offerings for which we act as an underwriter have certain inherent risks.

We may be exposed to liabilities arising out of our underwriting activities, including as a result of material misstatements or omissions in prospectuses and other offering documents. In such cases, any indemnification provisions in the applicable underwriting agreement may not be enforceable or available to us, for example, if the client is not financially able to satisfy its indemnification obligations in whole or part or the scope of the indemnity is not sufficient to protect us against financial or reputational losses arising from such liability. We may also incur losses and be subject to reputational harm to the extent that, for any reason, an offering where we act as an underwriter does not perform or close as expected.

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

Because in many cases we do not earn our fee until the successful consummation of the underlying transaction, our revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, we may be engaged by a client, but the transaction may not occur or be consummated because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client’s price, our client’s business experiences unexpected operating or financial problems, because our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business experiences unexpected operating or financial problems. In these circumstances, we often do not receive significant advisory fees, despite the fact that we have devoted considerable resources to these transactions.

In addition, with respect to PJT Park Hill, our private fund advisory and fundraising business, we face the risk that we may not be able to collect all or a portion of the fees that we recognize. The placement fees earned by PJT Park Hill are generally recognized by us for accounting purposes upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are generally paid by a PJT Park Hill client over a period of time with interest (for example, three to four years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund. There is a risk that during that period of time, PJT Park Hill may not be able to collect all or a portion of the fees PJT Park Hill is due for the fund advisory services it has already provided to such client. For instance, a PJT Park Hill client’s fund may be liquidated prior to the time that all or a portion of the fees due to PJT Park Hill are due to be paid. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the placement fees earned by PJT Park Hill would be adversely affected.

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

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients and other third parties. We may be subject to attempted security breaches and cyberattacks and, while we are not aware of any such occurrence to date, a successful breach of our systems, or the systems used by our clients and other third parties, could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including foreign governments or other unknown third parties. Although we take various measures to ensure the integrity of our and third-party systems on which we rely, there can be no assurance that these measures will provide adequate protection, especially because the cyberattack techniques used change frequently or are not recognized until launched. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures. If our or third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. Phishing attacks and email spoofing attacks are often used to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business.

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

In addition, a business continuity problem, such as a pandemic (including but not limited to COVID-19), other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could lead us to experience operational challenges, and if we are unable to timely and successfully recover that could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

We are exposed to risks related to our insurance coverage.

Our operations and financial results are subject to risks and uncertainties related to our use of insurance for a variety of risks, including cybersecurity risk. While we endeavor to purchase insurance coverage appropriate for our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if our insurance coverage proves to be inadequate, unavailable or the insurance carriers deny coverage for whatever reason. Insurance claims may divert management resources away from operating our business.

We may not be able to generate sufficient cash in the future to service any current or future indebtedness or other contractual obligations, or a significant deterioration in the credit markets or the failure of one or more commercial banking institutions, could adversely affect our liquidity.

Our ability to make scheduled payments on or to refinance any current or future debt obligations or other contractual obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any current or future indebtedness. If our cash flows and capital resources are insufficient to fund any current or future debt obligations or contractual obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness or other contractual obligations.

As of December 31, 2020, we had cash, cash equivalents and investments of $437.4 million, of which $137.7 million was invested in Treasury securities. We monitor developments relating to the liquidity of these instruments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash or other assets could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which could have a material adverse effect on the value of our common stock.

Our international operations are subject to certain risks, which may affect our revenue.

For the year ended December 31, 2020, we earned 11.3% of our total revenues from our international operations. We intend to continue to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial, business, regulatory and reputational risks, which could include the following: greater difficulties in managing and staffing foreign operations; language and cultural differences; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers; restrictions on travel; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; less stable political and economic environments; civil disturbances or other catastrophic events that reduce business activity; disasters or other business continuity problems, such as pandemics, other man-made or natural disaster or disruption involving electronic communications or other services; and uncertainty regarding the ongoing relationship between the United Kingdom (“U.K.”) and European Union (“E.U.”).

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

We may enter into new lines of business, joint ventures, strategic investments or jurisdictions, which may result in additional risks and uncertainties in our business.

We currently generate substantially all of our revenue from our strategic advisory, capital markets advisory, restructuring and special situations, shareholder advisory, and private fund advisory and fundraising services businesses. However, we may grow our business by entering into new lines of business, joint ventures, strategic investments or jurisdictions. To the extent we enter into new lines of business, joint ventures, strategic investments or jurisdictions, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business.

Entry into certain lines of business, joint ventures, strategic investments or jurisdictions may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to our entering into new lines of business. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations could be materially adversely affected.

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

We have obtained a revolving credit facility in an aggregate principal amount of $40 million with the option for a temporary increase of up to $60 million total. On February 1, 2021, the aggregate principal amount of the revolving credit facility was increased to $60 million with the option for a temporary increase of up to $80 million.

The credit agreement governing such revolving credit facility contains a number of significant covenants that, among other things, would require us to maintain certain minimum tangible net worth and liquidity and maximum leverage levels and the covenants may restrict our ability to: sell assets; incur more indebtedness; repay certain indebtedness; make certain investments or business acquisitions; make certain capital expenditures; engage in business mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates.

These restrictions could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. In addition, such credit agreement could also require us to maintain compliance with certain financial ratios, including those relating to earnings before interest, taxes, depreciation and amortization and consolidated indebtedness. Our ability to comply with these ratios and covenants may be affected by events beyond our control. A breach of the provisions of our credit agreement or our inability to comply with the required financial ratios or covenants included therein could result in a default thereunder. In the event of any such default, the lenders under the credit agreement could elect to: declare all outstanding debt, accrued interest and fees to be due and immediately payable; and require us to apply all of our available cash to repay our outstanding debt.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

We have documented and tested our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we identify a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock.

Risks Relating to Talent and Competition

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

Our future growth will depend on, among other things, our ability to successfully identify, recruit, motivate and develop talent and will require us to commit additional resources.

It typically takes time for our newly-recruited professionals to become profitable and effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development aimed at developing this new talent. If we are unable to recruit and develop profitable professionals, we will not be able to implement our growth strategy and our financial results could be materially adversely affected.

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

There is a risk that our employees or contractors engage in misconduct that adversely affects our business. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees or contractors were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory investigations or sanctions and we could suffer serious harm to our reputation, financial position, trading price of our common stock, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business.

U.S. regulators and enforcement agencies, including the U.S. Department of Justice and the SEC, continue to devote significant resources to the enforcement of the FCPA, anti-money laundering laws and anti-corruption laws, and the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with anti-bribery, anti-money laundering, anti-corruption and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.

Despite our implementation of policies, our emphasis on a culture that supports diversity and inclusion, and training to prevent and detect misconduct, we cannot completely safeguard ourselves against the risk of workplace misconduct, such as sexual harassment or discrimination. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business. It is not always possible to deter such misconduct, and there can be no assurance that the precautions we take to prevent and detect misconduct will be effective in all cases. If our employees or contractors engage in misconduct, our business could be materially adversely affected.

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

Our primary competitors are large financial institutions, many of which have far greater financial and other resources and have the ability to offer a wider range of products and services. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who are able to, and often do, provide financing or market making services that are often a crucial component of the types of transactions on which we advise. In addition to our larger competitors, over the last several years the number of independent investment banks that offer independent advisory services has increased. As these independent firms or new entrants into the market seek to gain market share, we could experience pricing and competitive pressures, which would adversely affect our revenues and earnings.

In addition, PJT Park Hill operates in a highly competitive environment and the barriers to entry into the private fund advisory and fundraising services business are low.

Legal and Regulatory Risks

As a member of the financial services industry, we face substantial litigation and regulatory risks.

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have increased. These risks are difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically, but not always, include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when a client does not have the financial capacity to pay under the indemnity. As a result, we may incur significant legal expenses in defending ourselves against or settling litigation or regulatory action. In addition, we may have to spend a significant amount to adequately insure against these potential claims. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. In addition, the regulatory environment in which we operate is subject to modification and further regulation. Such changes may increase the expenses we incur without necessarily leading to commensurate increases in revenues. Certain laws and regulations within the U.S. and internationally include extraterritorial application that may lead to overlapping or conflicting legal and regulatory burdens with additional risks and implementation expenses. New laws or regulations applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to continually monitor and react to these changes.

Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of complying with any new or existing requirements imposed by the SEC, FINRA or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets, such as the requirement to maintain sufficient net capital in order to provide certain services. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with U.S. and international regulation. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them. Further, changes to existing tax laws and regulations in the U.S. and in other jurisdictions in which we and our clients operate may reduce the level of M&A activity, including cross-border M&A activity.

In addition, several states and municipalities in the United States, including, but not limited to, California, Illinois, New York State and New York City have adopted “pay-to-play” and placement agent rules, which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact our PJT Park Hill business.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to our facts and circumstances is sometimes open to interpretation. Management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities. However, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In addition, tax laws, regulations or treaties, newly enacted or enacted in the future, may cause us to remeasure our deferred tax assets and have a material change to our effective tax rate.

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

The outcomes of the ongoing arrangements between the E.U. and the U.K. may adversely affect our business.

The U.K. formally left the E.U. on December 31, 2020. Our U.K. entity, PJT Partners (UK) Limited, previously serviced U.K. as well as European-domiciled clients. The U.K.’s exit from the E.U. caused PJT Partners (UK) Limited to lose its E.U. financial services passporting rights, which allowed it to operate, on a cross-border and off-shore basis, in all E.U. countries. On October 1, 2020, PJT Partners Park Hill (Spain) A.V., S.A.U., the Company’s European licensed investment firm, became fully operational, following its successful registration with Spain’s National Securities Market Commission. This registration allows us to continue conducting certain regulated activities throughout the E.U.

On December 24, 2020, the U.K. and E.U. finalized the Trade and Cooperation Agreement that governs their future trading and security relationship from January 1, 2021. There remains uncertainty as businesses, governments and regulatory authorities interpret and implement the provisions of the agreement.

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

Payments of dividends, if any, will be at the discretion of our Board after taking into account various factors, as described in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Whether we continue and the amount and timing of any dividends are subject to capital availability and periodic determinations by our Board that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

A significant portion of the voting power in PJT Partners Inc. is controlled by holders of our Class B common stock, whose interests may differ from those of our public stockholders that hold Class A common stock.

The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share, representing significantly less than one percent of the voting power entitled to vote thereon. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. At December 31, 2020, our executive officers and directors held and/or controlled (including by way of the proxy granted to Mr. Taubman by certain executive officers of Blackstone in connection with the spin-off) 3.2% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 33.1% of the combined voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At December 31, 2020, our Class B common stockholders held significantly less than one percent of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 42.7% of the combined voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including Mr. Taubman, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, other than director elections and removals, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including Mr. Taubman, may gain the ability in the future to exercise significant influence over the outcome of director elections and removals as well.

Additionally, as of December 31, 2020, our Class B common stockholders own 41.0% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unitholders’ tax or other considerations even where no similar benefit would accrue to us.

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

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of Class A common stock of $75.25 and the London Interbank Offered Rate (“LIBOR”) of 0.34% at December 31, 2020, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2020, the aggregate amount of these termination payments would be $267.7 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our Board to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

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

See “Certain Relationships and Related Person Transactions—PJT Partners Holdings LP Amended and Restated Limited Partnership Agreement” in our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders (our “2020 Proxy Statement”).

Risks Relating to Our Class A Common Stock

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional Partnership Units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2020, we have 2,972,706,915 shares of Class A common stock authorized but unissued, including 16,615,321 shares of Class A common stock that may be issued upon exchange of Partnership Units. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. The Company has authorized 17 million shares of Class A common stock for issuance of new awards under our Amended and Restated 2015 Omnibus Incentive Plan (in addition to the shares that were issuable under the plan in connection with the spin-off), of which 7.7 million were available for issuance as of December 31, 2020. In addition, as described under “Report of the Compensation Committee—Narrative Disclosure Relating to the Summary Compensation Table, Grants of Plan-Based Awards Table, Outstanding Equity Awards at 2019 Fiscal Year-End Table, and 2019 Option Exercises and Stock Vested Table—Merger and Spin-off Transaction Equity Grants—Founder Earn-Out Units” in our 2020 Proxy Statement, Mr. Taubman and the other partners and employees of the Company received Earn-Out

Units in PJT Partners Holdings LP that are subject to both service and market conditions. Any Class A common stock that we issue, including under our Amended and Restated 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of PJT Partners Inc.

The market price of our Class A common stock may decline due to the large number of shares of Class A common stock eligible for future sale and large number of Partnership Units eligible for exchange.

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

In addition, we and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement. See “Certain Relationships and Related Person Transactions—Exchange Agreement” in our 2020 Proxy Statement. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder. The market price of shares of our Class A common stock could decline as a result of sales of our Class A common stock to fund exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of Class A common stock received in stock-settled exchanges or, in each case, the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

Our decision to repurchase shares of our Class A common stock will reduce our public float, which could cause our share price to decline.

On February 1, 2021, our Board authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $150 million, which is in addition to the previous authorizations, of which $36.4 million was remaining as of December 31, 2020. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased through open market purchases, privately negotiated transactions or otherwise, after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement) and other factors we deem relevant.

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

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York 10017. We currently lease the space for our offices in Boston, Chicago, Hong Kong, London, Los Angeles, Madrid, and San Francisco. We do not own any real property.

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

In June 2017, an action was filed in New York state court against defendants PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. PJT Partners Inc. and Park Hill Group LLC moved to dismiss the complaint on August 24, 2017. On August 13, 2018, the court dismissed all of the claims asserted against PJT Partners Inc. and Park Hill Group LLC, except for the fraud-based apparent authority claim. Plaintiffs and PJT Partners Inc. and Park Hill Group LLC appealed the court’s August 2018 decision. On December 3, 2019, the appellate court dismissed the complaint in its entirety as against PJT Partners Inc. and Park Hill Group LLC. On January 2, 2020, Plaintiffs filed a motion with the appellate court seeking reargument or, alternatively, leave to appeal, which motion was denied by the appellate court on March 3, 2020. On September 15, 2020, the New York Court of Appeals granted Plaintiffs permission to file an appeal. We believe this matter is without merit and will continue to vigorously oppose any further appeals by Plaintiffs.

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group LLC and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleged, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants were grouped together with other defendants who were all alleged, generically, to have conspired to defraud the State of New Mexico. On November 30, 2015, after several years of motion practice, including an earlier decision by the New Mexico Supreme Court to consolidate this case with another case by the same plaintiffs (in which the Park Hill Defendants were not parties), the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. On June 6, 2017, the court granted the motion to dismiss brought on behalf of the State of New Mexico, the effect of which dismissed the action in its entirety, including as against the Park Hill Defendants. On June 9, 2020, Plaintiffs’ appeal of this decision was denied by the New Mexico Court of Appeals. On October 9, 2020, Plaintiffs’ petition for a writ of certiorari was denied by the New Mexico Supreme Court. On October 26, 2020, Plaintiffs filed a motion for rehearing with the New Mexico Supreme Court. We believe this matter is without merit and will continue to vigorously oppose any further appeals by Plaintiffs.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NYSE under the symbol “PJT.” There is no publicly traded market for our Class B common stock, which is held by the limited partners of PJT Partners Holdings LP.

As of February 19, 2021, there were 114 holders of record of our Class A common stock. This does not include the number of holders that hold Class A common stock in “street name” through banks or broker-dealers.

Dividend Policy

The Company currently plans to regularly pay quarterly dividends. The declaration and payment of any future dividends will be at the sole discretion of our Board. Our Board will take into account general economic, market and industry conditions; our financial condition and operating results; our available cash and current anticipated cash needs; cash settlement of Partnership Unit exchanges; previous amounts of dividend payments and share repurchases; level of indebtedness; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other considerations as our Board may deem relevant from time to time.

PJT Partners Inc. is a holding company and has no material assets other than its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described below. In accordance with the partnership agreement of PJT Partners Holdings LP, we intend to cause PJT Partners Holdings LP to make pro rata cash distributions, to the extent of available cash, to the holders of the partnership interests in PJT Partners Holdings LP, including PJT Partners Inc., in amounts equal to 50% of the taxable income allocated to such holders for purposes of funding their tax obligations in respect of the income of PJT Partners Holdings LP that is allocated to them, which we refer to as “tax distributions.” In certain periods, we expect that PJT Partners Inc. will receive tax distributions in excess of the amount required to cover cash dividends, if any, declared by us, and taxes and payments under the tax receivable agreement payable by PJT Partners Inc. To the extent the amount of accumulated cash at PJT Partners Inc. becomes material in future periods, we anticipate that our Board will consider appropriate actions, which may include special cash dividends to holders of our Class A common stock. Holders of Partnership Units will not be precluded from effecting exchanges under our exchange agreement prior to any such actions being taken. Because PJT Partners Inc. must pay taxes and make payments under the tax receivable agreement, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by PJT Partners Holdings LP to its limited partners on a per unit basis.

Our revolving credit facility includes, and financing arrangements that we may enter into in the future may include, restrictive covenants that limit our ability to pay dividends or repurchase our capital stock. In addition, PJT Partners Holdings LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PJT Partners Holdings LP (with certain exceptions) exceed the fair value of its assets. Subsidiaries of PJT Partners Holdings LP are generally subject to similar legal limitations on their ability to make distributions to PJT Partners Holdings LP.

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

The stock performance graph below compares the performance of an investment in our Class A common stock from December 31, 2015 through December 31, 2020, with that of the S&P 500 Index and the S&P Financials Index. The graph assumes $100 was invested in our Class A common stock on December 31, 2015, and in the S&P 500 Index and the S&P Financials Index on December 31, 2015. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2020

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
October 1 to October 31	1,890	$59.47	1,890	$43.4 million
November 1 to November 30	95,471	68.34	95,471	36.9 million
December 1 to December 31	6,161	69.22	6,161	36.4 million
Total	103,522	$68.23	103,522	$36.4 million

(a)

On February 1, 2021, our Board authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $150 million, which is in addition to the previous authorizations, of which $36.4 million is remaining as of December 31, 2020. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the issuance during the fourth quarter of 2020 of LTIP Units in PJT Partners Holdings LP to certain personnel and the transfer of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued three corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. Shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock will initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners Inc.’s Consolidated Financial Statements and the related notes included in this Annual Report on Form 10‑K.

Our Business

PJT Partners is a premier global advisory-focused investment bank. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. Our team of senior professionals delivers a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. We also provide, through PJT Park Hill, private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

We have world-class franchises in each of the areas in which we compete.

•

Our Strategic Advisory business offers a broad range of financial advisory and transaction execution capabilities, including advising clients on M&A, joint ventures, minority investments, asset swaps, divestitures and activism defense. Our capital markets advisory team specializes in advice and execution on public and private capital raises in the debt and equity capital markets. We provide in-depth advice on capital structure, acquisition finance, debt execution, SPACs, Pre-IPO and IPO, private capital raising and structured products. Through PJT Camberview, our industry leading shareholder advisory business, we provide investor-led advice to public company boards and management teams around the globe on shareholder engagement, strategic investor relations, activism and contested situations, ESG and sustainability and other complex corporate governance matters.

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

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of some of the factors that can affect our performance.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. While we have not experienced a decline in the demand for our services to date as a result of the pandemic, we believe COVID-19’s longer-term potential impact on our business, financial performance and operating results will be significantly driven by a number of factors that we are unable to predict or control, such as the depth and duration of the pandemic and the extent of its impact on the U.S. and global economies. These external factors could have a material effect on our financial performance and operating results going forward.

M&A is a cyclical business that is impacted by macroeconomic conditions. According to Refinitiv, worldwide M&A announced volumes during 2020 were down 5% compared with 20191. The impact of the COVID-19 pandemic on future M&A activity levels and its resulting impact on our financial results remains uncertain. However, the M&A market remains quite active and we expect corporate boards and management teams to continue to use M&A as a strategic tool.

[1]	Source: Refinitiv Global Mergers & Acquisitions Review for Full Year 2020 as of December 31, 2020.

Global restructuring activity continued to be strong in the fourth quarter of 2020 given continued business disruptions across industries and sectors due to the COVID-19 pandemic. While restructuring activity is likely to slow in the near term from current elevated levels, many companies and industries continue to be adversely impacted by the pandemic. Therefore, balance sheets will ultimately need to be restructured given the inevitable tapering of government support programs and changing consumer behaviors over time.

The global fundraising market could continue to be affected by the COVID-19 pandemic with the uncertain environment presenting challenges for both primary and secondary transaction execution. We are experiencing an increased focus on existing relationships between fund managers and institutional investors, making the bar for new relationships in the near term extremely high. Highly successful and tenured firms continue to drive new investor demand as the flight to quality is even more prevalent. There are certain strategies and themes that remain extremely topical among the broader institutional investor base throughout private equity, hedge funds, credit and real estate.

The U.K. formally left the E.U. on December 31, 2020. Our U.K. entity, PJT Partners (UK) Limited, previously serviced U.K. as well as European-domiciled clients. The U.K.’s exit from the E.U. caused PJT Partners (UK) Limited to lose its E.U. financial services passporting rights, which allowed it to operate, on a cross-border and off-shore basis, in all E.U. countries. On October 1, 2020, PJT Partners Park Hill (Spain) A.V., S.A.U., the Company’s European licensed investment firm, became fully operational, following its successful registration with Spain’s National Securities Market Commission. This registration allows us to continue conducting certain regulated activities throughout the E.U.

On December 24, 2020, the U.K. and E.U. finalized the Trade and Cooperation Agreement that governs their future trading and security relationship from January 1, 2021. There remains uncertainty in the region as businesses, governments and regulatory authorities interpret and implement the provisions of the agreement.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from Advisory Fees and Placement Fees. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

Advisory Fees – The Company provides a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services provided by PJT Park Hill include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Advisory Fees typically consist of retainer and transaction-based fee arrangements. The amount and timing of the fees paid vary by the type of engagement. The majority of our Advisory Fees recognized are dependent on the successful completion of a transaction.

A transaction can fail to be completed for many reasons, including global and/or regional economic conditions, failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

Placement Fees – Our fund placement services primarily serve private equity, real estate and hedge funds. Our team advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. We also provide public and private placement fundraising services to our corporate clients and earn placement fees based on successful completion of the transaction.

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

The portion of net income attributable to the non-controlling interests is presented separately in the Consolidated Statements of Operations.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$872,286	$571,771	$451,553	$300,515	53%	$120,218	27%
Placement Fees	162,237	133,180	111,035	29,057	22%	22,145	20%
Interest Income and Other	17,777	12,688	17,660	5,089	40%	(4,972)	(28%)
Total Revenues	1,052,300	717,639	580,248	334,661	47%	137,391	24%
Expenses
Compensation and Benefits	683,393	502,165	424,459	181,228	36%	77,706	18%
Occupancy and Related	34,282	31,547	27,125	2,735	9%	4,422	16%
Travel and Related	7,345	25,700	23,374	(18,355)	(71%)	2,326	10%
Professional Fees	23,014	21,779	20,631	1,235	6%	1,148	6%
Communications and Information Services	14,669	13,380	12,539	1,289	10%	841	7%
Depreciation and Amortization	15,055	14,496	9,973	559	4%	4,523	45%
Other Expenses	26,581	26,382	20,634	199	1%	5,748	28%
Total Expenses	804,339	635,449	538,735	168,890	27%	96,714	18%
Income Before Provision (Benefit) for Taxes	247,961	82,190	41,513	165,771	202%	40,677	98%
Provision (Benefit) for Taxes	35,535	18,403	(1,045)	17,132	93%	19,448	N/M
Net Income	212,426	63,787	42,558	148,639	233%	21,229	50%
Net Income Attributable to Non-Controlling Interests	94,877	34,225	15,388	60,652	177%	18,837	122%
Net Income Attributable to PJT Partners Inc.	$117,549	$29,562	$27,170	$87,987	298%	$2,392	9%

N/M	Not meaningful.

Year Ended December 31, 2020 versus Year Ended December 31, 2019

Revenues

Total Revenues were $1.05 billion for the year ended December 31, 2020 compared with $717.6 million for the year ended December 31, 2019, an increase of 47%. The change in Total Revenues was driven by increases of $300.5 million in Advisory Fees, $29.1 million in Placement Fees and $5.1 million in Interest Income and Other. Advisory Fees increased due to significant increases in both restructuring revenues and strategic advisory revenues. Placement Fees increased principally due to increased corporate private placement activity and fund placement activity for private equity clients. The increase in Interest Income and Other was primarily driven by increases in other income, partially offset by a decrease in reimbursable expenses.

The following table provides revenue statistics for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Advisory Fees
Number of Clients	301	287	274
Number of Fee-Paying Clients with $1 Million or More	140	104	107
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	—	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	—	—	—
Placement Fees
Number of Clients	78	78	81
Number of Fee-Paying Clients with $1 Million or More	34	39	36
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	1	—	—
Percentage of Such Clients’ Fees of Total Placement Fees	10%	—	—

Expenses

Expenses were $804.3 million for the year ended December 31, 2020, an increase of $168.9 million compared with $635.4 million for the year ended December 31, 2019. The change in expenses was primarily driven by increases of $181.2 million in Compensation and Benefits and $2.7 million in Occupancy and Related, partially offset by a decrease of $18.4 million in Travel and Related. The increase in Compensation and Benefits was principally the result of significantly improved operating performance during 2020. Occupancy and Related increased due to expansion in certain locations. Travel and Related decreased due to reduced travel and entertainment activity.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2020 was $35.5 million compared with $18.4 million for the year ended December 31, 2019. This resulted in an effective tax rate of 14.3% and 22.4%, respectively, based on our Income Before Provision (Benefit) for Taxes of $248.0 million and $82.2 million for the years ended December 31, 2020 and 2019, respectively. The decrease in effective tax rate for the year ended December 31, 2020 from the year ended December 31, 2019 was primarily driven by a decrease in permanent differences related to equity-based compensation, a lower state and local income tax rate and the tax benefit related to the carryback of certain net operating losses in accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is derived from the Income Before Provision (Benefit) for Taxes and the percentage allocation of the income between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income.

Year Ended December 31, 2019 versus Year Ended December 31, 2018

We have omitted the discussion of the earliest of the three years covered in the 2020 Annual Report on Form 10-K. Such discussion is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2020, and is incorporated herein by reference.

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, investments, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets have historically comprised of cash and cash equivalents, investments, receivables arising from strategic advisory and placement engagements and operating lease right-of-use assets. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable and operating lease liabilities. We expect to pay a significant amount of incentive compensation toward the end of each year or during the beginning of the next calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at year-end or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually build throughout the remainder of the year.

On October 1, 2018, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) and related documents with First Republic Bank, as lender (the “Lender”). On February 1, 2021, the Borrower entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with the Lender, amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement. The Renewal Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Renewal Agreement, to up to $80 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 1, 2022, subject to extension by agreement of the Borrower and Lender.

The Renewal Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20 million. Outstanding borrowings under the Renewal Agreement are secured by the accounts receivable of PJT Partners LP.

Outstanding borrowings under the revolving credit facility bear interest equal to the greater of a per annum rate of (a) 2.75%, or (b) the prime rate minus 1.0%. During an event of default, overdue principal under the revolving credit facility bear interest at a rate 2.0% in excess of the otherwise applicable rate of interest. In connection with the closing of the Renewal Agreement, the Borrower paid the Lender certain closing costs and fees. In addition, on and after the closing date, the Borrower will also pay a commitment fee on the undrawn portion of the revolving credit facility of 0.125% per annum, payable quarterly in arrears.

As of December 31, 2020 and 2019, we were in compliance with the debt covenants under the Amended and Restated Loan Agreement.

We evaluate our cash needs on a regular basis in light of current market conditions. As of December 31, 2020 and 2019, we had cash, cash equivalents and investments of $437.4 million and $217.5 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of December 31, 2020 and 2019, total accounts receivable were $233.2 million and $227.5 million, respectively. The allowance for credit losses was $1.3 million at December 31, 2020 and there was no allowance for credit losses at December 31, 2019. Included in Accounts Receivable, Net are long-term receivables of $83.5 million and $77.6 million as of December 31, 2020 and 2019, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Regulatory Capital

We actively monitor our regulatory capital base. We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 16. “Regulated Entities” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our business. We believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

Exchange Agreement

Subject to the terms and conditions of the exchange agreement between us and certain of the holders of Partnership Units (other than PJT Partners Inc.), Partnership Units are exchangeable at the option of the holder for cash or, at our election, for shares of our Class A common stock on a one-for-one basis. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder.

Certain Partnership Unitholders exchanged 1.7 million and 0.4 million Partnership Units, respectively, for cash in the amounts of $101.9 million and $19.0 million, respectively, for the years ended December 31, 2020 and 2019.

Share Repurchase Program

On February 1, 2021, our Board authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $150 million, which is in addition to the previous authorizations, of which $36.4 million was remaining as of December 31, 2020. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the year ended December 31, 2020, we repurchased 0.9 million shares of the Company’s Class A common stock at an average price per share of $52.20, or $48.7 million in aggregate, pursuant to this share repurchase program.

During the year ended December 31, 2019, we repurchased 1.2 million shares of the Company’s Class A common stock at an average price of $40.11, or $47.8 million in aggregate, pursuant to this share repurchase program.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2020:

Contractual Obligations	2021	2022–2023	2024–2025	Thereafter	Total
	(Dollars in Thousands)
Operating Leases (a)	$28,785	$57,507	$50,697	$72,357	$209,346
Finance Leases (including interest)	49	68	17	—	134
Tax Benefit Liability (b)	1,839	550	—	—	2,389
Amount Due Pursuant to Tax Receivable Agreement (c)	952	2,035	2,640	13,946	19,573
Total	$31,625	$60,160	$53,354	$86,303	$231,442

(a)

We lease our office space under agreements that expire at various dates through 2036. Further disclosure regarding our leases is provided in Note 13. “Leases” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. In connection with these lease agreements, we are responsible for escalation payments. The contractual obligation table above includes fixed payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases and have been recorded as Operating Lease Liabilities in the Consolidated Statements of Financial Condition.

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

(c)

As of December 31, 2020, we had an amount due of $19.6 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in Note 2. “Summary of Significant Accounting Policies—Amount Due Pursuant to Tax Receivable Agreement” and Note 14. “Transactions with Related Parties—Tax Receivable Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Commitments and Contingencies

Litigation

With respect to our litigation matters, including the litigation discussed under the caption “Legal Proceedings” elsewhere in this report, we are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations. However, the disposition of these contingencies could be material to our financial results in the period in which it occurs.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $6.0 million and $8.0 million as of December 31, 2020 and 2019, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Other

See Notes 9, 11, 13 and 15 in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements and commitments, respectively.

Off-Balance Sheet Arrangements

The Company is not involved with any off-balance sheet arrangements that are not elsewhere reflected in our consolidated financial statements.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In applying many of these accounting principles, we need to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances, which are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.)

Revenue from Contracts with Customers

The services provided under contracts with customers include advisory and placement services, which are recorded as Advisory Fees and Placement Fees, respectively, in the Consolidated Statements of Operations. Additionally, we are typically reimbursed for certain professional fees and other expenses incurred that are necessary in order to provide services to the customer. These expenses are recorded in the relevant expense caption in the Consolidated Statements of Operations when incurred and recognized as revenue and recorded in Accounts Receivable, Net when these amounts are invoiced to the customer. Such revenue amounts are recorded in Interest Income and Other in the Consolidated Statements of Operations.

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

For performance obligations that are satisfied at a point in time, we have determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the output of the service at the time it is provided to the client. Additionally, at that point we have a present right to payment, we have transferred the output of the service and the customer has significant risks and rewards of ownership.

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

Market Risk and Credit Risk

Our business is not capital-intensive and we do not invest in derivative instruments or, generally, borrow. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk. Notwithstanding, the COVID-19 pandemic and its impact on the U.S. and global economies could have a material adverse effect on the Company’s consolidated financial statements.

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and cash equivalents are primarily held at four major financial institutions. In addition to cash and cash equivalents, we hold investments in Treasury securities, certain of which are classified as Investments in our Consolidated Statements of Financial Condition. We believe our cash, cash equivalents and investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk based on the short-term nature of the securities.

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions, including as a result of market dislocations caused by COVID-19, and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of December 31, 2020, the allowance for credit losses was $1.3 million. We had no allowance for credit losses as of December 31, 2019.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the years ended December 31, 2020, 2019 and 2018, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated Statements of Comprehensive Income were gains of $2.3 million and $1.5 million, and a loss of $1.6 million, respectively, and in Interest Income and Other in the Consolidated Statements of Operations, losses of $0.2 million, $2.7 million and $0.1 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the uncertainty of the COVID-19 pandemic and the ongoing economic impact, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue from Contracts with Customers – Refer to Notes 2 & 4 to the financial statements

Critical Audit Matter Description

The Company’s services provided under contracts with customers include advisory and placement services. Fees related to these services are recognized over time using a time-based method as the customer simultaneously receives and consumes the benefits as they are provided. With respect to the transaction price, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contains a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved and the Company has determined it is probable that there is not a significant risk of a revenue reversal in the future.

In certain circumstances, management may be required to apply judgment in determining the timing of when there is no longer uncertainty associated with the variable consideration and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur (e.g. when publicly available information regarding the close of a transaction is not available). We identified revenue recognition as a critical audit matter because of the judgment involved in determining the timing of when there is no longer uncertainty associated with the variable consideration and whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. This required a high degree of auditor judgment and increased extent of effort to audit and evaluate the client’s determination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of recording of revenue from contracts with customers included the following, among others:

•	We tested the effectiveness of controls over revenue, including those over the timing of recording revenue.
•	We selected a sample of contracts for which revenue was recognized in 2020 and January 2021 and performed the following:
–

Evaluated whether the Company appropriately recognized revenue in the correct period by obtaining and evaluating evidence, including, but not limited to, inquiry with management, transaction close documents, transaction related press releases, confirmations, court approvals, executed agreements and communications regarding the extent of uncertainty associated with variable consideration.

–	Evaluated whether it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur by obtaining and evaluating evidence indicated above.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2021

We have served as the Company’s auditor since 2015.

PJT Partners Inc.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2020	2019
Assets
Cash and Cash Equivalents	$299,513	$215,950
Investments	137,889	1,543
Accounts Receivable (net of allowance for credit losses of $1,330 and $0 at December 31, 2020 and 2019, respectively)	233,166	227,516
Intangible Assets, Net	32,030	39,806
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	38,777	37,123
Operating Lease Right-of-Use Assets	150,848	166,519
Other Assets	53,329	43,358
Deferred Tax Asset, Net	53,330	48,237
Total Assets	$1,171,607	$952,777
Liabilities and Equity
Accrued Compensation and Benefits	$253,456	$120,750
Accounts Payable, Accrued Expenses and Other Liabilities	25,944	24,767
Operating Lease Liabilities	172,291	182,924
Amount Due Pursuant to Tax Receivable Agreement	19,573	9,289
Taxes Payable	2,735	4,841
Deferred Revenue	9,762	14,189
Loan Payable	—	21,500
Total Liabilities	483,761	378,260
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 27,293,085 and 25,621,451 issued at December 31, 2020 and 2019, respectively; 23,816,354 and 23,076,794 outstanding at December 31, 2020 and 2019, respectively)	267	251
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 194 issued and outstanding at December 31, 2020; 204 issued and outstanding at December 31, 2019)	—	—
Additional Paid-In Capital	349,363	290,896
Accumulated Deficit	(33,127)	(144,919)
Accumulated Other Comprehensive Income	1,414	146
Treasury Stock at Cost (3,476,731 and 2,544,657 shares at December 31, 2020 and 2019, respectively)	(163,658)	(114,984)
Total PJT Partners Inc. Equity	154,259	31,390
Non-Controlling Interests	533,587	543,127
Total Equity	687,846	574,517
Total Liabilities and Equity	$1,171,607	$952,777

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Advisory Fees	$872,286	$571,771	$451,553
Placement Fees	162,237	133,180	111,035
Interest Income and Other	17,777	12,688	17,660
Total Revenues	1,052,300	717,639	580,248
Expenses
Compensation and Benefits	683,393	502,165	424,459
Occupancy and Related	34,282	31,547	27,125
Travel and Related	7,345	25,700	23,374
Professional Fees	23,014	21,779	20,631
Communications and Information Services	14,669	13,380	12,539
Depreciation and Amortization	15,055	14,496	9,973
Other Expenses	26,581	26,382	20,634
Total Expenses	804,339	635,449	538,735
Income Before Provision (Benefit) for Taxes	247,961	82,190	41,513
Provision (Benefit) for Taxes	35,535	18,403	(1,045)
Net Income	212,426	63,787	42,558
Net Income Attributable to Non-Controlling Interests	94,877	34,225	15,388
Net Income Attributable to PJT Partners Inc.	$117,549	$29,562	$27,170
Net Income Per Share of Class A Common Stock
Basic	$4.80	$1.23	$1.23
Diluted	$4.40	$1.21	$1.16
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,496,285	24,007,138	21,879,574
Diluted	43,127,166	25,014,569	24,254,061

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Net Income	$212,426	$63,787	$42,558
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	2,310	1,476	(1,552)
Comprehensive Income	214,736	65,263	41,006
Less:
Comprehensive Income Attributable to Non-Controlling Interests	95,919	34,928	14,618
Comprehensive Income Attributable to PJT Partners Inc.	$118,817	$30,335	$26,388

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Interests	Total
Balance at December 31, 2019	25,621,451	204	(2,544,657)	$251	$—	$290,896	$(144,919)	$146	$(114,984)	$543,127	$574,517
Adoption of Accounting Standard	—	—	—	—	—	—	(938)	—	—	—	(938)
Net Income	—	—	—	—	—	—	117,549	—	—	94,877	212,426
Other Comprehensive Income	—	—	—	—	—	—	—	1,268	—	1,042	2,310
Dividends Declared ($0.20 Per Share of Class A Common Stock)	—	—	—	—	—	—	(4,819)	—	—	—	(4,819)
Tax Distributions	—	—	—	—	—	—	—	—	—	(54,685)	(54,685)
Equity-Based Compensation	—	—	—	—	—	112,713	—	—	—	8,199	120,912
Net Share Settlement	—	—	—	—	—	(12,704)	—	—	—	—	(12,704)
Deliveries of Vested Shares of Class A Common Stock	1,671,634	—	—	16	—	(16)	—	—	—	—	—
Change in Ownership Interest	—	(10)	—	—	—	(41,526)	—	—	—	(58,973)	(100,499)
Treasury Stock Purchases	—	—	(932,074)	—	—	—	—	—	(48,674)	—	(48,674)
Balance at December 31, 2020	27,293,085	194	(3,476,731)	$267	$—	$349,363	$(33,127)	$1,414	$(163,658)	$533,587	$687,846

(continued)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2018	23,940,185	199	(1,353,398)	$240	$—	$210,939	$(169,836)	$(627)	$(67,172)	$514,205	$487,749
Net Income	—	—	—	—	—	—	29,562	—	—	34,225	63,787
Other Comprehensive Income	—	—	—	—	—	—	—	773	—	703	1,476
Dividends Declared ($0.20 Per Share of Class A Common Stock)	—	—	—	—	—	—	(4,645)	—	—	—	(4,645)
Tax Distributions	—	—	—	—	—	—	—	—	—	(11,428)	(11,428)
Equity-Based Compensation	—	—	—	—	—	75,826	—	—	—	35,742	111,568
Forfeiture Liability for Equity Awards	—	—	—	—	—	10	—	—	—	—	10
Net Share Settlement	—	—	—	—	—	(9,598)	—	—	—	—	(9,598)
Deliveries of Vested Shares of Class A Common Stock	1,631,502	—	—	11	—	(11)	—	—	—	—	—
Acquisition-Related Equity Issuance	49,764	—	—	—	—	1,889	—	—	—	398	2,287
Change in Ownership Interest	—	5	—	—	—	11,841	—	—	—	(30,718)	(18,877)
Treasury Stock Purchases	—	—	(1,191,259)	—	—	—	—	—	(47,812)	—	(47,812)
Balance at December 31, 2019	25,621,451	204	(2,544,657)	$251	$—	$290,896	$(144,919)	$146	$(114,984)	$543,127	$574,517

(continued)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity (Deficit)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2017	18,599,454	221	(60,333)	$186	$—	$23,891	$(185,991)	$155	$(2,302)	$586,515	$422,454
Adoption of Accounting Standard	—	—	—	—	—	—	(6,696)	—	—	—	(6,696)
Net Income	—	—	—	—	—	—	27,170	—	—	15,388	42,558
Other Comprehensive Loss	—	—	—	—	—	—	—	(782)	—	(770)	(1,552)
Dividends Declared ($0.20 Per Share of Class A Common Stock)	—	—	—	—	—	—	(4,319)	—	—	—	(4,319)
Tax Distributions	—	—	—	—	—	—	—	—	—	(15)	(15)
Equity-Based Compensation	—	—	—	—	—	72,939	—	—	—	45,052	117,991
Forfeiture Liability for Equity Awards	—	—	—	—	—	(529)	—	—	—	—	(529)
Net Share Settlement	—	—	—	—	—	(22,432)	—	—	—	—	(22,432)
Deliveries of Vested Shares of Class A Common Stock	3,987,274	—	—	40	—	(40)	—	—	—	—	—
Acquisition-Related Equity Issuance	1,353,457	—	—	14	—	69,520	—	—	—	3,563	73,097
Change in Ownership Interest	—	(22)	—	—	—	67,590	—	—	—	(135,528)	(67,938)
Treasury Stock Purchases	—	—	(1,293,065)	—	—	—	—	—	(64,870)	—	(64,870)
Balance at December 31, 2018	23,940,185	199	(1,353,398)	$240	$—	$210,939	$(169,836)	$(627)	$(67,172)	$514,205	$487,749

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net Income	$212,426	$63,787	$42,558
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	120,912	111,568	117,991
Depreciation and Amortization Expense	15,055	14,496	9,973
Amortization of Operating Lease Right-of-Use Assets	21,305	18,312	—
Deferred Taxes	6,911	11,509	(7,832)
Provision for Credit Losses	1,266	—	—
Other	(4,137)	3,566	708
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(4,943)	(11,059)	(36,593)
Other Assets	(6,490)	(17,612)	(930)
Accrued Compensation and Benefits	129,618	29,944	(5,417)
Accounts Payable, Accrued Expenses and Other Liabilities	818	1,355	(1,602)
Operating Lease Liabilities	(16,596)	(18,546)	—
Deferred Rent Liability	—	—	(638)
Taxes Payable	(2,133)	(2,209)	4,811
Deferred Revenue	(4,426)	6,294	(89)
Net Cash Provided by Operating Activities	469,586	211,405	122,940
Investing Activities
Cash Paid for Acquisition, Net of Cash Received	—	—	(61,463)
Purchases of Investments	(278,060)	(11,253)	(22,000)
Proceeds from Sales and Maturities of Investments	141,162	10,859	59,176
Purchases of Furniture, Equipment and Leasehold Improvements	(8,854)	(8,811)	(7,206)
Settlement of Acquisition-Related Escrow	—	7,485	—
Net Cash Used in Investing Activities	(145,752)	(1,720)	(31,493)

(continued)

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Financing Activities
Dividends	$(4,819)	$(4,645)	$(4,319)
Proceeds from Revolving Credit Facility	16,000	15,000	—
Payments on Revolving Credit Facility	(16,000)	(15,000)	—
Proceeds from Term Loan	—	—	30,000
Principal Payments on Term Loan	(21,500)	(8,500)	—
Tax Distributions	(54,685)	(11,428)	(15)
Employee Taxes Paid for Shares Withheld	(12,704)	(9,598)	(22,432)
Cash-Settled Exchanges of Partnership Units	(101,895)	(18,953)	(68,928)
Treasury Stock Purchases	(48,674)	(47,812)	(64,870)
Payments Pursuant to Tax Receivable Agreement	—	(210)	(10)
Principal Payments on Finance Leases	(144)	(145)	(106)
Net Cash Used in Financing Activities	(244,421)	(101,291)	(130,680)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,150	1,446	(276)
Net Increase (Decrease) in Cash and Cash Equivalents	83,563	109,840	(39,509)
Cash and Cash Equivalents, Beginning of Period	215,950	106,110	145,619
Cash and Cash Equivalents, End of Period	$299,513	$215,950	$106,110
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$36,161	$3,843	$501
Payments for Interest	$116	$1,386	$368
Non-Cash Receipt of Shares	$1,138	$—	$2,254
Supplemental Disclosure of Significant Non-Cash Activities
Acquisition of CamberView Partners Holdings, LLC
Assets Acquired	$—	$—	$150,256
Liabilities Assumed	$—	$—	$15,696
Equity Purchase Price Consideration	$—	$—	$73,097

See notes to consolidated financial statements.

PJT Partners Inc.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) offer a unique portfolio of advisory services designed to help clients achieve their strategic objectives. The Company’s team of senior professionals delivers a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. The Company also provides, through PJT Park Hill, private fund advisory and fundraising services for alternative investment managers, including private equity funds, real estate funds and hedge funds.

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

As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited and PJT Partners Park Hill (Spain) A.V., S.A.U.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Intercompany transactions have been eliminated for all periods presented.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary. In preparing the consolidated financial statements, management makes estimates regarding the recognition of revenue, adequacy of the allowance for credit losses, evaluation of goodwill and intangible assets for impairment, realization of deferred taxes, measurement of equity-based compensation and other matters that affect the reported amounts and disclosures in the consolidated financial statements.

Revenue Recognition

The services provided under contracts with customers include advisory and placement services, which are recorded as Advisory Fees and Placement Fees, respectively, in the Consolidated Statements of Operations. Additionally, the Company is typically reimbursed for certain professional fees and other expenses incurred that are necessary in order to provide services to the customer. These expenses are recorded in the relevant expense caption in the Consolidated Statements of Operations when incurred and recognized as revenue and recorded in Accounts Receivable, Net when these amounts are invoiced to the customer. Such revenue amounts are recorded in Interest Income and Other in the Consolidated Statements of Operations.

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

Advisory Fees

The Company provides a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, the Company may also assist with raising various forms of financing, including debt and equity. Secondary advisory services provided by PJT Park Hill include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets.

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

The Company may also be engaged to provide a fairness opinion to the client, amendment of contract terms, or the client may request that the Company arrange interim financing. The Company has determined that the delivery of these services represents a separate performance obligation that is satisfied at a point in time when each is completed and delivered to the client as the customer is able to direct the use of, and obtain substantially all of the benefits from, the service at that point.

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

Placement Fees

The Company’s fund placement services primarily serve private equity, real estate and hedge funds. The Company advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. The Company also provides public and private placement fundraising services to corporate clients and earns placement fees based on successful completion of the transaction.

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

The Company has determined that the provision of underwriting of securities represents a separate performance obligation that is satisfied at a point in time when the underwriting is completed as the customer is able to direct the use of, and obtain substantially all of the benefits from, the service at that point.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

With respect to the transaction price for placement services, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved and the Company has determined it is probable that there is not a significant risk of a revenue reversal in the future. Placement Fees are generally payable upon completion of a fund closing or may be paid in installments over three or four years with interest being charged to the outstanding balance. With respect to such fees paid over time, the Company has determined there is not a significant financing component related to such contracts. Placement Fees earned for services to corporate clients are typically payable upon completion.

Determining the Timing of Satisfaction of Performance Obligations

For performance obligations that are satisfied over time, determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. The Company has determined that the methods described above provide a faithful depiction of the transfer of services to the customer.

For performance obligations that are satisfied at a point in time, the Company has determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the output of the service at the time it is provided to the client. Additionally, at that point the Company has a present right to payment, the Company has transferred the output of the service and the customer has significant risks and rewards of ownership.

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

Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing advisory services and are generally expensed as incurred, except for performance obligations that are satisfied at a point in time. For contracts with customers where a performance obligation is satisfied at a point in time, out-of-pocket expenses, where material, are capitalized and subsequently expensed in the Consolidated Statements of Operations upon satisfaction of the performance obligation.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated (typically based upon the London Interbank Offered Rate (“LIBOR”)) plus an additional percentage as mutually agreed upon

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Consolidated Statements of Financial Condition.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at four major financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $47.8 million and $16.8 million as of December 31, 2020 and 2019, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Consolidated Statements of Financial Condition.

Accounts Receivable

Accounts Receivable, Net includes receivables related to placement fees, advisory fees and interest income earned on certain engagements. Included in Accounts Receivable, Net are long-term receivables that relate to placement fees that are generally paid in installments over a period of three to four years. The Company generally charges interest on long-term receivables (typically based upon LIBOR) plus an additional percentage as mutually agreed upon with the receivable counterparty.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Additional disclosures regarding accounts receivable are discussed in Note 5. “Accounts Receivable and Allowance for Credit Losses.”

Allowance for Credit Losses

The Company adopted the new credit losses guidance as of January 1, 2020. The Company estimates the allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience, including write-offs and recoveries that have occurred during the period, provides the basis for the estimation of expected credit losses.

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

The Company’s intangible assets are derived from (a) customer relationships that were established as part of Blackstone’s IPO and the acquisition of CamberView, and (b) the value of the trade name as part of the acquisitions of PJT Capital LP and CamberView. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives of four to fifteen years, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included in Depreciation and Amortization in the Consolidated Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Leases

The Company determines at inception if an arrangement is, or contains, a lease.

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2036. The lease arrangements for office space typically contain payments to the lessor for common area maintenance charges and reimbursement for certain other costs that are not fixed. The Company accounts for these costs as variable lease costs and does not include them in the lease component. The Company has also entered into arrangements to sublease a portion of its office space, which expire at various dates through 2021.

The Company leases certain office equipment pursuant to finance leases, which expire at various dates through 2024. The Company does not elect the practical expedient to include the non-lease component with the lease component as a single lease component.

Right-of-Use Assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company’s lease agreements generally do not provide an implicit rate, so the Company estimates the incremental borrowing rate considering the collateral, term and the economic environment of the lease arrangement with reference to the Company’s loan agreement. Certain leases may include options to extend or terminate and the Company reflects such renewal or termination option in the lease term when it is reasonably certain to exercise the option.

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

Non-Controlling Interests

Non-Controlling Interests are presented separately from Equity in the Consolidated Statements of Financial Condition and the portion of net income attributable to the non-controlling interests is presented separately in the Consolidated Statements of Operations.

Repurchases of Common Stock

Shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Company may structure such repurchases as either a purchase of treasury stock or a retirement of shares. The Company records its purchases of treasury stock at cost as a separate component of Equity. The Company may re-issue treasury stock, at average cost.

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

Amount Due Pursuant to Tax Receivable Agreement

Holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) may, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement), exchange their Partnership Units for cash or, at the Company’s election, for shares of Class A common stock of PJT Partners Inc. on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. PJT Partners Holdings LP has made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

Net Income Per Share of Class A Common Stock

Basic Net Income Per Share is computed using the weighted-average number of shares of Class A common stock outstanding; vested, undelivered restricted stock units (“RSUs”); and unvested RSUs that have met requisite service requirements.

Diluted Net Income Per Share is computed using the number of shares of Class A common stock included in the Basic Net Income Per Share calculation, and if dilutive, the incremental common stock that the Company would issue upon the assumed vesting of RSUs using the treasury stock method and the assumed conversion of Partnership Units using the if-converted method.

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

The impact of adoption of the credit loss guidance as of January 1, 2020 was as follows:

	December 31, 2019	Adjustments	January 1, 2020
Accounts Receivable, Net	$227,516	$(1,107)	$226,409
Deferred Tax Asset, Net	$48,237	$169	$48,406
Accumulated Deficit	$(144,919)	$(938)	$(145,857)

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

In December 2019, the FASB issued guidance that modifies the accounting for income taxes. The guidance provides clarification on multiple topics, including hybrid tax regimes, the tax basis step-up in goodwill that is not classified as a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation, ownership changes in investments, interim period accounting for enacted changes in tax law and year-to-date loss limitations in interim period tax accounting. The guidance is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance on January 1, 2021 with no material impact on its consolidated financial statements.

In August 2020, the FASB issued updated guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The guidance is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.

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

The Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 include the results of CamberView and the Consolidated Statement of Operations for the year ended December 31, 2018 includes the results of CamberView from the date of acquisition, October 1, 2018, through December 31, 2018. Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2017 is as follows for the year ended December 31, 2018:

Total Revenues	$615,643
Net Income Attributable to PJT Partners Inc.	$26,195

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

The following table provides a disaggregation of revenues recognized from contracts with customers for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Advisory Fees	$872,286	$571,771	$451,553
Placement Fees	162,237	133,180	111,035
Interest Income from Placement Fees and Other	10,485	11,800	13,141
Revenues from Contracts with Customers	$1,045,008	$716,751	$575,729

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of December 31, 2020, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $29.2 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $28.0 million and $33.7 million for the years ended December 31, 2020 and 2019, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Fee Revenue recognized by the Company during the years ended December 31, 2020 and 2019 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the years ended December 31, 2020 and 2019.

For the years ended December 31, 2020 and 2019, $13.7 million and $7.9 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of December 31, 2020 and 2019, the Company recorded $2.4 million and $2.2 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the aggregate change in the allowance for credit losses for the year ended December 31, 2020:

Balance, December 31, 2019	$—
Adoption of ASC 326	1,107
Provision for Credit Losses	1,266
Write-offs	(1,368)
Recoveries	325
Balance, December 31, 2020	$1,330

Included in Accounts Receivable, Net is accrued interest of $2.5 million and $3.1 million as of December 31, 2020 and 2019, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $83.5 million and $77.6 million as of December 31, 2020 and 2019, respectively, related to placement fees that are generally paid in installments over a period of three to four years. The carrying value of such long-term receivables approximates fair value. Long-term receivables are classified as Level II in the fair value hierarchy.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $2.9 million and $11.3 million as of December 31, 2020 and 2019, respectively, which were outstanding more than 90 days. As of December 31, 2020, the Company’s allowance for credit losses with respect to long-term receivables was $0.6 million. There was no allowance for credit losses with respect to such receivables as of December 31, 2019.

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

	December 31,
	2020	2019
Balance, Beginning of Year	$172,725	$176,031
Measurement Period Adjustments (a)	—	(3,306)
Balance, End of Year	$172,725	$172,725

(a)	During the year ended December 31, 2019, the Company recorded $3.3 million of measurement period adjustments to goodwill related to the acquisition of CamberView.

As of December 31, 2020 and 2019, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	December 31,
	2020	2019
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(33,747)	(27,566)
Trade Name	(5,299)	(3,704)
Total Accumulated Amortization	(39,046)	(31,270)
Intangible Assets, Net	$32,030	$39,806

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2020	2019	2018
Balance, Beginning of Year	$39,806	$49,160	$12,295
Additions	—	—	40,600
Amortization Expense	(7,776)	(7,654)	(3,735)
Measurement Period Adjustments (a)	—	(1,700)	—
Balance, End of Year	$32,030	$39,806	$49,160

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

Amortization of Intangible Assets held at December 31, 2020 is expected to be $7.7 million for the year ending December 31, 2021; $6.5 million for the year ending December 31, 2022; $4.9 million for each of the years ending December 31, 2023 and 2024; and $4.8 million for the year ending December 31, 2025.

7.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2020	2019
Leasehold Improvements	$52,789	$45,368
Furniture and Fixtures	17,773	16,040
Office Equipment	2,327	2,324
Total Furniture, Equipment and Leasehold Improvements	72,889	63,732
Accumulated Depreciation	(34,112)	(26,609)
Furniture, Equipment and Leasehold Improvements, Net	$38,777	$37,123

Depreciation expense was $7.3 million, $6.8 million and $6.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

8.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	December 31, 2020
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$137,669	$—	$137,669
Other	—	220	—	220
Total	$—	$137,889	$—	$137,889

	December 31, 2019
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$23,821	$—	$23,821

Investments in Treasury securities were included in Investments at December 31, 2020 and in both Cash and Cash Equivalents and Investments at December 31, 2019 in the Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	INCOME TAXES

The Company’s pretax income is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2020	2019	2018
Income Before Provision (Benefit) for Taxes
Domestic	$260,361	$110,012	$6,579
International	(12,400)	(27,822)	34,934
Total	$247,961	$82,190	$41,513

The Provision (Benefit) for Income Taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current
Federal Income Tax	$20,306	$3,442	$219
State and Local Income Tax	7,747	3,142	1,323
Foreign Income Tax	571	310	5,245
	28,624	6,894	6,787
Deferred
Federal Income Tax	2,308	12,385	(5,220)
State and Local Income Tax	300	3,365	(2,544)
Foreign Income Tax	4,303	(4,241)	(68)
	6,911	11,509	(7,832)
Provision (Benefit) for Taxes	$35,535	$18,403	$(1,045)

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2020	2019	2018
Income Before Provision (Benefit) for Taxes	$247,961	$82,190	$41,513
Provision (Benefit) for Taxes	$35,535	$18,403	$(1,045)
Effective Income Tax Rate	14.3%	22.4%	-2.5%

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2020	2019	2018
Expected Income Tax Expense at the Federal Statutory Rate	21.0%	21.0%	21.0%
Permanent Differences for Compensation	-0.1%	4.1%	-18.6%
Accrual to Blackstone Related to Employee Matters Agreement	0.0%	0.1%	0.6%
Partnership (Income) Loss Not Subject to U.S. Corporate Income Taxes	-8.3%	-8.6%	-9.3%
Foreign Income Taxes	0.7%	-1.5%	5.4%
State and Local Income Taxes, Net of Federal Benefit	2.9%	5.7%	1.3%
Return to Provision	-0.4%	-0.2%	0.0%
Rate Change Impact	0.0%	1.3%	-4.6%
Tax Benefit from NOL Carryback under the CARES Act	-1.5%	—	—
Other	0.0%	0.5%	1.7%
Effective Income Tax Rate	14.3%	22.4%	-2.5%

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2020	2019
Deferred Tax Assets
Operating Lease Liabilities	$21,579	$23,669
Tax Basis Step-Up from Blackstone	18,314	21,891
Deferred Compensation	17,481	13,759
Partner Exchange Basis Step-Up	20,451	9,624
Net Operating Loss	—	4,222
Other	2,648	1,337
Total Deferred Tax Assets	$80,473	$74,502
Deferred Tax Liabilities
Operating Lease Right-of-Use Assets	$18,762	$21,549
Intangible Assets	1,302	1,099
Fixed Assets	1,823	468
Other	5,256	3,149
Total Deferred Tax Liabilities	27,143	26,265
Deferred Tax Asset, Net	$53,330	$48,237

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law, which includes several provisions for corporations regarding the tax treatment of net operating losses, interest deductions and payroll benefits. The Company has elected to carryback certain net operating losses, which resulted in a $3.7 million decrease in the Company’s Provision for Income Taxes for the year ended December 31, 2020.

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

The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2020, the Company is not generally subject to examination by the tax authorities for years before 2017.

The Company had no unrecognized tax benefits as of December 31, 2020 and 2019.

The Company does not anticipate a material increase or decrease in unrecognized tax benefits during the coming year.

For the years ended December 31, 2020, 2019 and 2018, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

10.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the years ended December 31, 2020, 2019 and 2018 is presented below:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net Income Attributable to PJT Partners Inc.	$117,549	$29,562	$27,170
Less:
Dividends on Participating Securities	11	20	128
Net Income Attributable to Participating Securities	41	34	143
Net Income Attributable to Shares of Class A Common Stock — Basic	117,497	29,508	26,899
Incremental Net Income from Dilutive Securities	72,452	879	1,325
Net Income Attributable to Shares of Class A Common Stock — Diluted	$189,949	$30,387	$28,224
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,496,285	24,007,138	21,879,574
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	18,630,881	1,007,431	2,374,487
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	43,127,166	25,014,569	24,254,061
Net Income Per Share of Class A Common Stock
Basic	$4.80	$1.23	$1.23
Diluted	$4.40	$1.21	$1.16

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,004,937 for the year ended December 31, 2020, excluding unvested RSUs and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact).

The following table summarizes the anti-dilutive securities for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Weighted-Average Unvested RSUs	(a)	(a)	(a)
Weighted-Average Participating RSUs	16,483	40,544	139,519
Weighted-Average Partnership Units	(a)	15,912,203	15,673,976

(a)	These securities were determined to be dilutive.

11.	EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

On October 1, 2015, the Company adopted the PJT Partners Inc. 2015 Omnibus Incentive Plan, and on April 24, 2019, the Company adopted the Amended and Restated PJT Partners Inc. Omnibus Plan (the “PJT Equity Plan”) for the purpose of providing incentive compensation measured by reference to the value of the Company’s Class A common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. The Company has authorized 17 million shares of Class A common stock for issuance of new awards under the PJT Equity Plan, (in addition to the shares that were issuable under the plan in connection with the spin-off), of which 7.7 million were available for issuance as of December 31, 2020. The Company intends to use newly-issued shares of the Company’s Class A common stock to satisfy vested RSU awards under the PJT Equity Plan.

The following table represents equity-based compensation expense and related income tax benefit for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Equity-Based Compensation Expense	$120,912	$111,568	$117,991
Income Tax Benefit	$16,417	$10,709	$9,987

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes activity related to unvested RSUs for the year ended December 31, 2020:

	Restricted Stock Units
	PJT Partners Inc.		PJT Partners Holdings LP
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Units	(in dollars)	Units	(in dollars)
Balance, December 31, 2019	4,137,595	$44.84	18,302	$41.57
Granted	2,770,231	53.70	—	—
Vested	(1,965,690)	43.00	(18,302)	41.57
Forfeited	(160,459)	49.86	—	—
Dividends Reinvested on RSUs	19,721	50.57	—	—
Balance, December 31, 2020	4,801,398	$50.56	—	$—

As of December 31, 2020, there was $115.7 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 0.9 years. The Company assumes a forfeiture rate of 1.0% to 9.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the years ended December 31, 2019 and 2018 was $43.87 and $48.21, respectively.

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

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the year ended December 31, 2020:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	262,342	$24.84
Granted	100,000	34.42
Vested	(2,787)	13.52
Forfeited	(685)	26.19
Dividends Reinvested on RSUs	2,916	24.13
Balance, December 31, 2020	361,786	$27.56

As of December 31, 2020, there was $5.0 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.7 years. The Company assumes a forfeiture rate of 4.0% to 9.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs with both a service and market condition granted for the years ended December 31, 2019 and 2018 was $12.07 and $26.19, respectively.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company estimated the fair value of RSU awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Risk-Free Interest Rate	0.2%	1.7% - 2.3%	2.9%
Dividend Yield	0.5%	0.5%	0.4%
Volatility Factor (a)	52.3%	28.2% - 29.8%	31.8%
Expected Life (in years)	1.3	2.8 - 3.2	4.0

(a)	The weighted-average volatility factor was 29.0% for the year ended December 31, 2019.

Restricted Share Awards

In connection with the acquisition of CamberView, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the year ended December 31, 2020, no restricted share awards were granted. For the year ended December 31, 2019, 3,591 restricted share awards were granted. As of December 31, 2020, 3,506 restricted shares have vested, no restricted shares have been forfeited and there was $0.2 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 1.3 years.

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

The following table summarizes activity related to unvested Partnership Units for the year ended December 31, 2020:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	564,437	$38.18
Granted	95,160	49.92
Vested	(303,307)	33.67
Balance, December 31, 2020	356,290	$45.16

As of December 31, 2020, there was $9.1 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.1 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the years ended December 31, 2019 and 2018 was $38.90 and $49.35, respectively.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Unit Awards with Both Service and Market Conditions

In connection with the spin-off, the Company also granted Partnership Unit awards containing both service and market conditions. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such Partnership Unit awards is generally five years with 20% vesting in the third year, 30% in the fourth year and 50% in the fifth year. The market condition requirement will be satisfied upon the publicly traded shares of Class A common stock achieving certain volume-weighted average share price targets over any consecutive 30-day trading period following the consummation of the spin-off, pro ratably at $48, $55, $63, $71 and $79 per share of Class A common stock. During the year ended December 31, 2020, the $63 and $71 share price targets were achieved. The $48 and $55 share price targets were previously achieved.

The market condition requirements must be met prior to the sixth anniversary of the consummation of the spin-off. No portion of these awards will become vested until both the service and market conditions have been satisfied.

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the year ended December 31, 2020:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2019	3,806,183	$5.72
Vested	(2,580,167)	5.72
Forfeited	(15,190)	5.72
Balance, December 31, 2020	1,210,826	$5.72

As of December 31, 2020, there was no unrecognized compensation expense related to Partnership Unit awards with both a service and market condition.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2020, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units (a)	344,054	1.1
Restricted Stock Units	4,875,361	1.0
Restricted Share Awards	5,223	1.3
Total Equity-Based Awards	5,224,638	1.0

(a)	Excludes 1.2 million outstanding Partnership Units subject to market conditions.

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $34.7 million, $25.5 million and $8.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $38.0 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.5 years.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

12.	STOCKHOLDERS’ EQUITY

Class A and Class B Common Stock

Holders of shares of the Company’s Class A common stock are (a) entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors; (b) entitled to receive dividends when and if declared by the Company’s Board of Directors (“Board”) out of funds legally available therefor; and (c) entitled to receive pro rata the Company’s remaining assets available for distribution upon any liquidation, dissolution or winding up of the Company.

With respect to all matters presented to stockholders of the Company other than director elections and removals, each holder of Class B common stock is entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each partnership unit (including for this purpose, the number of Partnership Units that would be held by such holder assuming the conversion on such date of all vested and unvested LTIP Units held of record by such holder) in PJT Partners Holdings LP held by such holder. Shares of Class B common stock will initially entitle holders to only one vote per share in the election and removal of directors of PJT Partners Inc. However, all or a portion of the voting power of Class B common stock with respect to the election of directors of the Company may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders. By written notice to the Company, each holder of Class B common stock may, at any time, request that such holder become entitled to a number of votes in the election and removal of directors of the Company not to exceed at any time the number of votes to which such holder is then entitled on all other matters presented to stockholders, or such lesser number of votes as may be specified in such holder’s request. The Board, in its sole discretion, may approve or decline any such request, and no such holder shall become entitled to such requested voting power in respect of such shares of Class B common stock unless and until the Board approves such request. Class B common stockholders have no economic rights in the Company, and do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of the Company.

In connection with the acquisition of CamberView, the Company issued 1.4 million shares of its Class A common stock on the acquisition date, October 1, 2018, and an additional 0.1 million shares of its Class A common stock during March 2019 related to the settlement of escrow balances.

Non-Controlling Interests

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2020 and 2019, the non-controlling interest was 41.0% and 40.5%, respectively. The percentage of the Net Income Attributable to Non-Controlling Interests will vary from this percentage primarily due to the differing level of income taxes applicable to the controlling interest.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Treasury Stock

On February 1, 2021, the Company’s Board authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $150 million, which is in addition to the previous authorizations, of which $36.4 million was remaining as of December 31, 2020. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the year ended December 31, 2020, the Company repurchased 0.9 million shares of the Company’s Class A common stock at an average price per share of $52.20, or $48.7 million in aggregate, pursuant to this share repurchase program. The result of these repurchases was an increase of $48.7 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition for the year ended December 31, 2020. With respect to repurchases of the Company’s Class A common stock during the year ended December 31, 2019, the Company recorded an increase of $47.8 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition.
13.	LEASES

The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating Lease Cost	$27,492	$25,473
Finance Lease Cost
Amortization of Right-of-Use Assets	130	141
Interest on Lease Liabilities	5	6
Total Finance Lease Cost	135	147
Short-Term Lease Cost	—	234
Variable Lease Cost	3,101	2,900
Sublease Income	(2,757)	(3,642)
Total Lease Cost	$27,971	$25,112

Supplemental information related to leases was as follows:

	Year Ended December 31,
	2020	2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$16,596	$18,546
Operating Cash Flows from Finance Leases	$4	$6
Financing Cash Flows from Finance Leases	$144	$145
Right-of-Use Assets Obtained in Exchange for Lease Liabilities
Operating Leases	$4,043	$183,672
Finance Leases	$77	$68

	December 31,
	2020	2019
Weighted-Average Remaining Lease Term (in years)
Operating Leases	8.4	9.0
Finance Leases	3.1	2.1
Weighted-Average Discount Rate
Operating Leases	4.7%	4.8%
Finance Leases	3.7%	3.5%

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the year ended December 31, 2018, rent expense was $24.9 million. Rent expense is included in Occupancy and Related in the Consolidated Statements of Operations. This amount includes escalation payments, which are paid when invoiced.

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of December 31, 2020:

Year Ending December 31,	Finance	Operating
2021	$49	$28,785
2022	38	28,707
2023	30	28,800
2024	17	27,254
2025	—	23,443
Thereafter	—	72,357
Total Lease Payments	134	209,346
Less: Imputed Interest	7	37,055
Total	$127	$172,291

14.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 1.7 million and 0.4 million Partnership Units, respectively, for cash in the amounts of $101.9 million and $19.0 million, respectively, for the years ended December 31, 2020 and 2019. Such amounts are recorded as a reduction of Non-Controlling Interests in the Consolidated Statements of Financial Condition.

With respect to the fourth quarter 2020 exchange, the Company has elected to settle the exchange of 680,368 Partnership Units on February 9, 2021 for cash for an aggregate payment of $48.5 million. The price per Partnership Unit paid by the Company was $71.25, which was equal to the volume-weighted average price of a share of the Company’s Class A common stock on February 4, 2021.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of December 31, 2020 and 2019, the Company had amounts due of $19.6 million and $9.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement: $1.0 million for the year ending December 31, 2021; $0.7 million for the year ending December 31, 2022; $1.3 million for each of the years ending December 31, 2023, 2024 and 2025; and $13.9 million in years thereafter. Actual payments may differ significantly from estimated payments.

Aircraft Lease

We make available to our partners, and on occasion, family members of these individuals, personal use of a company leased business aircraft when the aircraft is not being used for business purposes, for which the partners pay the full incremental costs associated with such use. Such amount is not material to the consolidated financial statements.

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

On February 1, 2021, Borrower entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with Lender, amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement. The Renewal Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Renewal Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 1, 2022, subject to extension by agreement of the Borrower and Lender.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Renewal Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20.0 million. Outstanding borrowings under the Renewal Agreement are secured by the accounts receivable of PJT Partners LP.

Outstanding borrowings under the revolving credit facility bear interest equal to the greater of a per annum rate of (a) 2.75%, or (b) the prime rate minus 1.0%. During an event of default, overdue principal under the revolving credit facility bears interest at a rate 2.0% in excess of the otherwise applicable rate of interest. In connection with the closing of the Renewal Agreement, the Borrower paid the Lender certain closing costs and fees. In addition, on and after the closing date, the Borrower will also pay a commitment fee on the undrawn portion of the revolving credit facility of 0.125% per annum, payable quarterly in arrears.

As of December 31, 2020 and 2019, the Company was in compliance with the debt covenants under the Amended and Restated Loan Agreement.

As of December 31, 2020 and 2019, there were no borrowings under the revolving credit facility.

Term Loan

The Amended and Restated Loan Agreement also provided for a term loan with an aggregate commitment of $30.0 million (the “Term Loan”). The Term Loan had an original maturity date of January 2, 2021, which was repaid in full during the year ended December 31, 2020.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $6.0 million and $8.0 million as of December 31, 2020 and 2019, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of December 31, 2020 and 2019.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of December 31, 2020 and 2019, the Company had accrued $2.4 million and $1.8 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common units at the time of delivery.

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

PJT Partners LP is a registered broker-dealer through which strategic advisory, capital markets advisory, restructuring and special situations, shareholder advisory, private fund advisory and fundraising services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $243.2 million and $74.4 million as of December 31, 2020 and 2019, respectively, which exceeded the minimum net capital requirement by $241.2 million and $72.8 million, respectively.

PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of €60 thousand. As of December 31, 2020 and 2019, all of these entities were in compliance with local capital adequacy requirements.

17.	BUSINESS INFORMATION

The Company’s activities providing strategic advisory, capital markets advisory, restructuring and special situations, shareholder advisory, private fund advisory and fundraising services constitute a single reportable segment. An operating segment is a component of an entity that conducts business and incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker in

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

assessing performance and making resource allocation decisions. The Company has a single operating segment and therefore a single reportable segment.

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

	Year Ended December 31,
	2020	2019	2018
Revenues
Domestic	$933,580	$652,108	$468,754
International	118,720	65,531	111,494
Total	$1,052,300	$717,639	$580,248

	December 31,
	2020	2019
Assets
Domestic	$975,762	$792,403
International	195,845	160,374
Total	$1,171,607	$952,777

The Company was not subject to any material concentrations with respect to its revenues for the years ended December 31, 2020, 2019 and 2018. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of December 31, 2020 and 2019.

18.	SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on March 17, 2021 to Class A common stockholders of record on March 3, 2021.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides those described in Note 12. “Stockholders’ Equity—Treasury Stock,” Note 14. “Transactions with Related Parties—Exchange Agreement” and Note 15. “Commitments and Contingencies—Commitments, Line of Credit.”

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$200,171	$232,563	$297,563	$322,003
Expenses	166,612	182,886	227,467	227,374
Income Before Provision for Taxes	$33,559	$49,677	$70,096	$94,629
Net Income	$32,009	$40,917	$58,107	$81,393
Net Income Attributable to Non-Controlling Interests	13,149	19,247	27,200	35,281
Net Income Attributable to PJT Partners Inc.	$18,860	$21,670	$30,907	$46,112
Net Income Per Share of Class A Common Stock
Basic	$0.78	$0.88	$1.25	$1.87
Diluted	$0.72	$0.86	$1.22	$1.67
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.05	$0.05

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$128,056	$166,704	$174,227	$248,652
Expenses	128,143	153,112	154,444	199,750
Income (Loss) Before Provision for Taxes	$(87)	$13,592	$19,783	$48,902
Net Income	$937	$10,026	$14,781	$38,043
Net Income (Loss) Attributable to Non-Controlling Interests	(164)	5,200	7,956	21,233
Net Income Attributable to PJT Partners Inc.	$1,101	$4,826	$6,825	$16,810
Net Income Per Share of Class A Common Stock
Basic	$0.05	$0.20	$0.28	$0.71
Diluted	$0.04	$0.20	$0.28	$0.69
Dividends Declared Per Share of Class A Common Stock	$0.05	$0.05	$0.05	$0.05

PJT Partners Inc.

Schedule II – Valuation and Qualifying Accounts

(Dollars in Thousands)

	Allowance for Credit Losses
	Year Ended December 31,
	2020 (a)	2019	2018
Balance, Beginning of Period	$—	$726	$1,934
Additions:
Bad Debt Expense	—	2,081	1,007
Adoption of ASC 326	1,107	—	—
Provision for Credit Losses	1,266	—	—
Recoveries	325	—	—
Deductions:
Charge-offs of Uncollectible Balances	(1,368)	(2,807)	(2,215)
Balance, End of Period	$1,330	$—	$726

(a)

The Company adopted new guidance regarding the measurement of credit losses using the modified retrospective approach as of January 1, 2020. The comparative information has not been restated and is presented under the accounting standards in effect for those periods.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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

February 26, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information contained in the sections captioned “Compensation of Our Executive Officers,” “Compensation of Our Directors” and “Report of the Compensation Committee” in the Proxy Statement is incorporated herein by reference.

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

4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36869) filed with the Securities and Exchange Commission on February 27, 2020).

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

Exhibit
Number

10.4

Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of February 4, 2020 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-36869) filed with the Securities and Exchange Commission on February 27, 2020).

10.5	Renewal and Modification Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of February 1, 2021.

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

10.10

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

10.15+	PJT Partners Inc. Amended and Restated Bonus Deferral Plan, dated as of February 23, 2021.

10.16+

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

Exhibit
Number

10.18+

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

10.30+

Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36869) filed with the Securities and Exchange Commission on August 12, 2016).

10.31+

Form of Special Equity Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-36869) filed with the Securities and Exchange Commission on February 28, 2017).

Exhibit
Number

10.32

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

Date: February 26, 2021

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

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 26, 2021
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 26, 2021
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ James Costos	Director	February 26, 2021
James Costos

/s/ Dennis S. Hersch	Director	February 26, 2021
Dennis S. Hersch

/s/ Emily K. Rafferty	Director	February 26, 2021
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 26, 2021
Thomas M. Ryan

/s/ Grace Reksten Skaugen	Director	February 26, 2021
Grace Reksten Skaugen

/s/ Kenneth C. Whitney	Director	February 26, 2021
Kenneth C. Whitney