Form 10-Q
period 2021-03-31
PJT Partners Inc.
filed 2021-04-30
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 26, 2021, there were 24,605,063 shares of Class A common stock, par value $0.01 per share, and 170 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Any of these factors, as well as such other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2021	December 31, 2020
Assets
Cash and Cash Equivalents	$99,604	$299,513
Investments	72,680	137,889
Accounts Receivable (net of allowance for credit losses of $1,201 and $1,330 at March 31, 2021 and December 31, 2020, respectively)	271,639	233,166
Intangible Assets, Net	30,168	32,030
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	37,046	38,777
Operating Lease Right-of-Use Assets	146,413	150,848
Other Assets	60,331	53,329
Deferred Tax Asset, Net	59,651	53,330
Total Assets	$950,257	$1,171,607
Liabilities and Equity
Accrued Compensation and Benefits	$76,209	$253,456
Accounts Payable, Accrued Expenses and Other Liabilities	25,820	25,944
Operating Lease Liabilities	167,334	172,291
Amount Due Pursuant to Tax Receivable Agreement	23,782	19,573
Taxes Payable	1,625	2,735
Deferred Revenue	8,911	9,762
Total Liabilities	303,681	483,761
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 29,111,807 and 27,293,085 issued at March 31, 2021 and December 31, 2020, respectively; 24,977,169 and 23,816,354 outstanding at March 31, 2021 and December 31, 2020, respectively)	269	267
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 170 issued and outstanding at March 31, 2021; 194 issued and outstanding at December 31, 2020)	—	—
Additional Paid-In Capital	377,825	349,363
Accumulated Deficit	(7,715)	(33,127)
Accumulated Other Comprehensive Income	1,481	1,414
Treasury Stock at Cost (4,134,638 and 3,476,731 shares at March 31, 2021 and December 31, 2020, respectively)	(209,554)	(163,658)
Total PJT Partners Inc. Equity	162,306	154,259
Non-Controlling Interests	484,270	533,587
Total Equity	646,576	687,846
Total Liabilities and Equity	$950,257	$1,171,607

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2021	2020
Revenues
Advisory Fees	$152,600	$156,591
Placement Fees	50,383	38,992
Interest Income and Other	3,717	4,588
Total Revenues	206,700	200,171
Expenses
Compensation and Benefits	132,793	134,024
Occupancy and Related	8,459	8,654
Travel and Related	517	5,296
Professional Fees	7,717	4,523
Communications and Information Services	4,174	3,546
Depreciation and Amortization	3,834	3,820
Other Expenses	5,317	6,749
Total Expenses	162,811	166,612
Income Before Provision for Taxes	43,889	33,559
Provision for Taxes	93	1,550
Net Income	43,796	32,009
Net Income Attributable to Non-Controlling Interests	17,114	13,149
Net Income Attributable to PJT Partners Inc.	$26,682	$18,860
Net Income Per Share of Class A Common Stock
Basic	$1.07	$0.78
Diluted	$1.03	$0.72
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,969,388	24,097,715
Diluted	42,858,757	40,353,624

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Net Income	$43,796	$32,009
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	124	(2,782)
Comprehensive Income	43,920	29,227
Less:
Comprehensive Income Attributable to Non- Controlling Interests	17,171	11,847
Comprehensive Income Attributable to PJT Partners Inc.	$26,749	$17,380

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Interests	Total
Balance at December 31, 2020	27,293,085	194	(3,476,731)	$267	$—	$349,363	$(33,127)	$1,414	$(163,658)	$533,587	$687,846
Net Income	—	—	—	—	—	—	26,682	—	—	17,114	43,796
Other Comprehensive Income	—	—	—	—	—	—	—	67	—	57	124
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,270)	—	—	—	(1,270)
Equity-Based Compensation	—	—	—	—	—	27,938	—	—	—	2,010	29,948
Net Share Settlement	—	—	—	—	—	(20,415)	—	—	—	—	(20,415)
Deliveries of Vested Shares of Class A Common Stock	1,818,722	—	—	2	—	—	—	—	—	—	2
Change in Ownership Interest	—	(24)	—	—	—	20,939	—	—	—	(68,498)	(47,559)
Treasury Stock Purchases	—	—	(657,907)	—	—	—	—	—	(45,896)	—	(45,896)
Balance at March 31, 2021	29,111,807	170	(4,134,638)	$269	$—	$377,825	$(7,715)	$1,481	$(209,554)	$484,270	$646,576

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

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net Income	$43,796	$32,009
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity-Based Compensation Expense	29,948	37,332
Depreciation and Amortization Expense	3,834	3,820
Amortization of Operating Lease Right-of-Use Assets	4,780	5,193
Provision for Credit Losses	(192)	997
Deferred Taxes	—	(92)
Other	(1,399)	279
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(41,087)	(21,982)
Other Assets	(4,236)	(18,319)
Accrued Compensation and Benefits	(177,771)	(55,645)
Accounts Payable, Accrued Expenses and Other Liabilities	(102)	(5,957)
Operating Lease Liabilities	(5,351)	(4,118)
Taxes Payable	(1,109)	2,838
Deferred Revenue	(856)	(1,414)
Net Cash Used in Operating Activities	(149,745)	(25,059)
Investing Activities
Purchases of Investments	(97,638)	(23,918)
Proceeds from Sales and Maturities of Investments	162,813	1,324
Purchases of Furniture, Equipment and Leasehold Improvements	(43)	(5,364)
Net Cash Provided by (Used in) Investing Activities	65,132	(27,958)
Financing Activities
Dividends	(1,270)	(1,217)
Proceeds from Revolving Credit Facility	15,000	16,000
Payments on Revolving Credit Facility	(15,000)	(16,000)
Principal Payments on Term Loan	—	(21,500)
Employee Taxes Paid for Shares Withheld	(20,415)	(12,124)
Cash-Settled Exchanges of Partnership Units	(48,478)	(11,480)
Treasury Stock Purchases	(45,896)	(25,194)
Payments Pursuant to Tax Receivable Agreement	(1,165)	—
Principal Payments on Finance Leases	(15)	(39)
Net Cash Used in Financing Activities	(117,239)	(71,554)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,943	(3,035)
Net Decrease in Cash and Cash Equivalents	(199,909)	(127,606)
Cash and Cash Equivalents, Beginning of Period	299,513	215,950
Cash and Cash Equivalents, End of Period	$99,604	$88,344
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$4,458	$2,407
Payments for Interest	$—	$109
Non-Cash Receipt of Shares	$1,125	$—

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2021, the non-controlling interest was 39.0%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited and PJT Partners Park Hill (Spain) A.V., S.A.U.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Intercompany transactions have been eliminated for all periods presented.

For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at four major financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $0.7 million and $47.8 million as of March 31, 2021 and December 31, 2020, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

Recent Accounting Developments

In December 2019, the FASB issued guidance that modifies the accounting for income taxes. The guidance provides clarification on multiple topics, including hybrid tax regimes, the tax basis step-up in goodwill that is not classified as a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation, ownership changes in investments, interim period accounting for enacted changes in tax law and year-to-date loss limitations in interim period tax accounting. The guidance is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance on January 1, 2021 with no material impact on its condensed consolidated financial statements.

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
3.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Advisory Fees	$152,600	$156,591
Placement Fees	50,383	38,992
Interest Income from Placement Fees and Other	1,780	3,345
Revenues from Contracts with Customers	$204,763	$198,928

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of March 31, 2021, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $33.1 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $7.2 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Advisory Fees and Placement Fees recognized by the Company during the three months ended March 31, 2021 and 2020 was predominantly related to performance obligations that were partially satisfied in prior periods.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contract Balances

There were no significant impairments related to contract balances during the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020, $4.7 million and $8.1 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of March 31, 2021 and December 31, 2020, the Company recorded $2.0 million and $2.4 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the aggregate change in the allowance for credit losses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning Balance	$1,330	$—
Adoption of ASC 326	—	1,107
Provision for Credit Losses	(192)	997
Write-offs	—	(1,019)
Recoveries	63	325
Ending Balance	$1,201	$1,410

Included in Accounts Receivable, Net is accrued interest of $2.0 million and $2.5 million as of March 31, 2021 and December 31, 2020, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $81.6 million and $83.5 million as of March 31, 2021 and December 31, 2020, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $3.3 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively, which were outstanding more than 90 days. The allowance for credit losses with respect to long-term receivables was $0.5 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively.

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2021	December 31, 2020
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(35,210)	(33,747)
Trade Name	(5,698)	(5,299)
Total Accumulated Amortization	(40,908)	(39,046)
Intangible Assets, Net	$30,168	$32,030

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amortization expense was $1.9 million for each of the three months ended March 31, 2021 and 2020, respectively.

Amortization of Intangible Assets held at March 31, 2021 is expected to be $5.8 million for the remainder of the year ending December 31, 2021; $6.5 million for the year ending December 31, 2022; $4.9 million for each of the years ending December 31, 2023 and 2024; and $4.8 million for the year ending December 31, 2025.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31, 2021	December 31, 2020
Leasehold Improvements	$52,758	$52,789
Furniture and Fixtures	17,624	17,773
Office Equipment	2,235	2,327
Total Furniture, Equipment and Leasehold Improvements	72,617	72,889
Accumulated Depreciation	(35,571)	(34,112)
Furniture, Equipment and Leasehold Improvements, Net	$37,046	$38,777

Depreciation expense was $1.9 million for each of the three months ended March 31, 2021 and 2020, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	March 31, 2021
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$72,680	$—	$72,680

	December 31, 2020
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$137,669	$—	$137,669
Other	—	220	—	220
Total	$—	$137,889	$—	$137,889

Investments in Treasury securities were included in Investments as of March 31, 2021 and December 31, 2020 in the Condensed Consolidated Statements of Financial Condition.

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended March 31,
	2021	2020
Income Before Provision for Taxes	$43,889	$33,559
Provision for Taxes	$93	$1,550
Effective Income Tax Rate	0.2%	4.6%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2021 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which includes several provisions for corporations regarding the tax treatment of net operating losses, interest deductions and payroll benefits. The Company has elected to carryback certain net operating losses, which resulted in a $3.7 million decrease in the Company’s Provision for Income Taxes for the three months ended March 31, 2020.

As of March 31, 2021, the Company had no unrecognized tax benefits.
9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2021 and 2020 is presented below:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net Income Attributable to PJT Partners Inc.	$26,682	$18,860
Less:
Dividends on Participating Securities	—	3
Net Income Attributable to Participating Securities	—	13
Net Income Attributable to Shares of Class A Common Stock — Basic	26,682	18,844
Incremental Net Income from Dilutive Securities	17,409	10,270
Net Income Attributable to Shares of Class A Common Stock — Diluted	$44,091	$29,114
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,969,388	24,097,715
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	17,889,369	16,255,909
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	42,858,757	40,353,624
Net Income Per Share of Class A Common Stock
Basic	$1.07	$0.78
Diluted	$1.03	$0.72

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 41,204,725 for the three months ended March 31, 2021, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended March 31, 2021 and 2020, there were no anti-dilutive securities.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Share Repurchase Program

On February 1, 2021, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $150 million, which is in addition to the previous Board authorizations. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended March 31, 2021, the Company repurchased 657,907 shares of Class A common stock at an average price of $69.73, or $45.9 million in aggregate, pursuant to the share repurchase program. As of March 31, 2021, the available amount remaining for repurchase was $140.6 million.

10.	EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 11. “Equity-Based and Other Deferred Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table presents equity-based compensation expense and related income tax benefit for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Equity-Based Compensation Expense	$29,948	$37,332
Income Tax Benefit	$4,027	$5,082

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the three months ended March 31, 2021:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	4,801,398	$50.56
Granted	1,262,503	73.08
Dividends Reinvested on RSUs	(17,256)	45.59
Forfeited	(8,551)	59.78
Vested	(2,071,225)	47.35
Balance, March 31, 2021	3,966,869	$59.41

As of March 31, 2021, there was $176.5 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.8 years. The Company assumes a forfeiture rate of 1.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the three months ended March 31, 2020 was $52.61.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the three months ended March 31, 2021:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	361,786	$27.56
Dividends Reinvested on RSUs	253	27.46
Balance, March 31, 2021	362,039	$27.56

As of March 31, 2021, there was $4.3 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.5 years. The Company assumes a forfeiture rate of 4.0% to 6.0% annually based on expected turnover and periodically reassesses this rate.

Restricted Share Awards

In connection with the acquisition of CamberView Partners Holdings, LLC, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the three months ended March 31, 2021, no restricted share awards were granted. For the three months ended March 31, 2020, no restricted share awards were granted. As of March 31, 2021, 3,506 restricted shares have vested, no restricted shares have been forfeited and there was $0.1 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 1.0 year.

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the three months ended March 31, 2021:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	356,290	$45.16
Granted	63,171	68.10
Vested	(111,594)	41.64
Balance, March 31, 2021	307,867	$51.14

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of March 31, 2021, there was $12.4 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.3 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the three months ended March 31, 2020 was $44.85.

Partnership Unit Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the three months ended March 31, 2021:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	1,210,826	$5.72
Balance, March 31, 2021	1,210,826	$5.72

As of March 31, 2021, there was no unrecognized compensation expense related to Partnership Unit awards with both a service and market condition.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2021, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	4,095,955	1.7
Partnership Units (a)	296,497	1.3
Restricted Share Awards	5,294	1.0
Total Equity-Based Awards	4,397,746	1.7

(a)	Excludes 1.2 million outstanding Partnership Units subject to market conditions.

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $8.2 million and $7.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $32.1 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.4 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	LEASES

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Operating Lease Cost	$6,846	$7,317
Finance Lease Cost
Amortization of Right-of-Use Assets	15	38
Interest on Lease Liabilities	1	1
Total Finance Lease Cost	16	39
Variable Lease Cost	852	771
Sublease Income	(270)	(911)
Total Lease Cost	$7,444	$7,216

Supplemental information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$5,351	$4,118
Operating Cash Flows from Finance Leases	$1	$1
Financing Cash Flows from Finance Leases	$15	$39

	March 31, 2021	December 31, 2020
Weighted-Average Remaining Lease Term (in years)
Operating Leases	8.3	8.4
Finance Leases	3.0	3.1
Weighted-Average Discount Rate
Operating Leases	4.7%	4.7%
Finance Leases	3.7%	3.7%

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of March 31, 2021:

Year Ending December 31,	Finance	Operating
2021 (April 1 through December 31)	$34	$21,516
2022	38	28,759
2023	30	28,852
2024	17	27,306
2025	—	23,471
Thereafter	—	72,626
Total Lease Payments	119	202,530
Less: Imputed Interest	6	35,196
Total	$113	$167,334

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

12.	TRANSACTIONS WITH RELATED PARTIES

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

Further information regarding the exchange agreement is described in Note 14. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Certain Partnership Unitholders exchanged 680,368 and 226,784 Partnership Units, respectively, for cash in the amounts of $48.5 million and $11.5 million, respectively, for the three months ended March 31, 2021 and 2020, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

During the first quarter of 2021, the Company was presented with 221,164 Partnership Units to be exchanged. The Company will settle the exchange of these Partnership Units on May 4, 2021 for cash for an aggregate payment of $16.7 million. The price per Partnership Unit to be paid by the Company is $75.64, which is equal to the volume-weighted average price of a share of the Company’s Class A common stock on April 29, 2021.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2021 and December 31, 2020, the Company had amounts due of $23.8 million and $19.6 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Aircraft Lease

The Company makes available to its partners, and on occasion, family members of these individuals, personal use of a company leased business aircraft when the aircraft is not being used for business purposes, for which the

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

partners pay the full incremental costs associated with such use. Such amount is not material to the condensed consolidated financial statements.

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). The Renewal Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Renewal Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on October 1, 2022, subject to extension by agreement of the Borrower and Lender.

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

As of March 31, 2021 and December 31, 2020, there were no borrowings under the revolving credit facility.

The Renewal Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20.0 million. Outstanding borrowings under the Renewal Agreement are secured by the accounts receivable of PJT Partners LP.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended Restated Loan Agreement, respectively.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

guaranteed was $5.5 million and $6.0 million as of March 31, 2021 and December 31, 2020, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of March 31, 2021 and December 31, 2020.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of March 31, 2021 and December 31, 2020, the Company had accrued $2.4 million, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

14.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory, capital markets advisory, restructuring and special situations, shareholder advisory, private fund advisory and fundraising services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $114.2 million and $243.2 million as of March 31, 2021 and December 31, 2020, respectively, which exceeded the minimum net capital requirement by $112.9 million and $241.2 million, respectively.

PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm regulated by Spain’s National

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Securities Market Commission and is required to maintain minimum capital of €60 thousand. As of March 31, 2021 and December 31, 2020, these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended March 31,
	2021	2020
Revenues
Domestic	$164,280	$185,809
International	42,420	14,362
Total	$206,700	$200,171

	March 31, 2021	December 31, 2020
Assets
Domestic	$821,422	$975,762
International	128,835	195,845
Total	$950,257	$1,171,607

The Company was not subject to any material concentrations with respect to its revenues for the three months ended March 31, 2021. The Company had one client that represented 13.5% of total revenues for the three months ended March 31, 2020. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of March 31, 2021 and December 31, 2020.

16.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on June 16, 2021 to Class A common stockholders of record on June 2, 2021.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides the exchange of Partnership Units described in Note 12. “Transactions with Related Parties—Exchange Agreement.”

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

•

Our Strategic Advisory business offers a broad range of financial advisory and transaction execution capabilities, including advising clients on mergers and acquisitions (“M&A”), joint ventures, minority investments, asset swaps, divestitures and activism defense. Our capital markets advisory team specializes in advice and execution on public and private capital raises in the debt and equity capital markets. We provide in-depth advice on capital structure, acquisition finance, debt execution, SPACs, Pre-IPO and IPO, private capital raising and structured products. Through PJT Camberview, our industry leading shareholder advisory business, we provide investor-led advice to public company boards and management teams around the globe on shareholder engagement, strategic investor relations, activism and contested situations, ESG and sustainability and other complex corporate governance matters.

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

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. Worldwide M&A announced volumes during the first quarter of 2021 were up significantly compared with the first quarter of 2020. While the pace of activity may not remain at these levels, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Global restructuring activity slowed from elevated 2020 levels during the first quarter of 2021, mainly driven by fiscal and monetary stimulus that continues to drive strong capital markets activities. While some companies have addressed near-term issues, it is likely many will emerge from the COVID-19 pandemic with significantly more leverage and will need to address their balance sheets in the future. While the current demand for liability management services has lessened, we continue to believe that the medium- to long-term demand for such advisory services will be robust.

The global fundraising market has been and could continue to be affected by the COVID-19 pandemic with the uncertain environment presenting challenges for both primary and secondary transaction execution. We are experiencing an increased focus on existing relationships between fund managers and institutional investors, making the bar for new relationships in the near term extremely high. Highly successful and tenured firms continue to drive new investor demand as the flight to quality is even more prevalent. There are certain strategies and themes that remain extremely topical among the broader institutional investor base throughout private equity, hedge funds, credit and real estate.

The United Kingdom (“U.K.”) formally left the European Union (“E.U.”) on December 31, 2020. Our U.K. entity, PJT Partners (UK) Limited, previously serviced U.K. as well as European-domiciled clients. The U.K.’s exit from the E.U. caused PJT Partners (UK) Limited to lose its E.U. financial services passporting rights, which allowed it to operate, on a cross-border and off-shore basis, in all E.U. countries. On October 1, 2020, PJT Partners Park Hill (Spain) A.V., S.A.U., the Company’s European licensed investment firm, became fully operational, following its successful registration with Spain’s National Securities Market Commission. This registration allows us to continue conducting certain regulated activities throughout the E.U.

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

Advisory Fees – The Company provides a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services provided by PJT Park Hill include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Advisory Fees typically consist of retainer and transaction-based fee arrangements. The amount and timing of the fees paid vary by the type of engagement. The majority of our recognized Advisory Fees are dependent on the successful completion of a transaction.

A transaction can fail to be completed for many reasons, including global and/or regional economic conditions, failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

Placement Fees – Our fund placement services primarily serve private equity, real estate and hedge funds. Our team advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. We also provide public and private placement fundraising services to our corporate clients and earn placement and underwriting fees based on the successful completion of the transaction.

Fund placement fees earned for services provided to alternative asset managers are typically recognized upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized over time as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate, such as the London Interbank Offered Rate or an alternate reference rate, plus a market-based margin. For funds with multiple closings, the constraint on variable consideration is lifted upon each closing. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized over time as the constraint over variable consideration is lifted.

We may receive non-refundable up-front fees in our contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising from transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Condensed Consolidated Statements of Financial Condition.

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

Non-Controlling Interests

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The portion of net income attributable to the non-controlling interests is presented separately in the Condensed Consolidated Statements of Operations.

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$152,600	$156,591	(3)%
Placement Fees	50,383	38,992	29%
Interest Income and Other	3,717	4,588	(19)%
Total Revenues	206,700	200,171	3%
Expenses
Compensation and Benefits	132,793	134,024	(1)%
Occupancy and Related	8,459	8,654	(2)%
Travel and Related	517	5,296	(90)%
Professional Fees	7,717	4,523	71%
Communications and Information Services	4,174	3,546	18%
Depreciation and Amortization	3,834	3,820	0%
Other Expenses	5,317	6,749	(21)%
Total Expenses	162,811	166,612	(2)%
Income Before Provision for Taxes	43,889	33,559	31%
Provision for Taxes	93	1,550	(94)%
Net Income	43,796	32,009	37%
Net Income Attributable to Non-Controlling Interests	17,114	13,149	30%
Net Income Attributable to PJT Partners Inc.	$26,682	$18,860	41%

Revenues

The following table provides revenue statistics for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Advisory Fees
Number of Clients	167	170
Number of Fee-Paying Clients with $1 Million or More	28	22
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	—	3
Percentage of Such Clients’ Fees of Total Advisory Fees	—	42.6%

Placement Fees
Number of Clients	46	37
Number of Fee-Paying Clients with $1 Million or More	16	11
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	2	3
Percentage of Such Clients’ Fees of Total Placement Fees	36.5%	49.8%

Total Revenues were $206.7 million for the three months ended March 31, 2021, an increase of $6.5 million compared with $200.2 million for the three months ended March 31, 2020. Advisory Fees were $152.6 million for the three months ended March 31, 2021, a decrease of $4.0 million compared with $156.6 million for the three months ended March 31, 2020. The decrease was driven by a significant reduction in restructuring revenues, which was largely offset by an increase in strategic advisory revenues. Placement Fees were $50.4 million for the three months ended March 31, 2021, an increase of $11.4 million compared with $39.0 million for the three months ended March 31, 2020. The increase in Placement Fees reflected a strong increase in fund placement activity.

Expenses

Expenses were $162.8 million for the three months ended March 31, 2021, a decrease of $3.8 million compared with $166.6 million for the three months ended March 31, 2020. The decrease in expenses was primarily attributable to a decrease in Travel and Related of $4.8 million, which was partially offset by an increase in Professional Fees of $3.2 million. Travel and Related decreased due to reduced travel and entertainment activity. Professional Fees increased primarily due to higher consulting payments relating to the firm’s business activities and increased recruiting costs.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended March 31, 2021 was $93 thousand, which represents an effective tax rate of 0.2% on pretax income of $43.9 million. The Company’s Provision for Taxes for the three months ended March 31, 2020 was $1.6 million, which represents an effective tax rate of 4.6% on pretax income of $33.6 million.

The change in tax rate between the three months ended March 31, 2021 and 2020 was primarily due to an increased tax benefit related to the deliveries of vested shares at values in excess of their amortized cost.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is derived from the Income Before Provision for Taxes and the percentage allocation of the income between the holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income.

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

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021 and December 31, 2020, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively.

We evaluate our cash needs on a regular basis in light of current market conditions. As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and investments of $172.3 million and $437.4 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of March 31, 2021 and December 31, 2020, total accounts receivable were $271.6 million and $233.2 million, respectively. As of March 31, 2021 and December 31, 2020, the allowance for credit losses was $1.2 million and $1.3 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $81.6 million and $83.5 million as of March 31, 2021 and December 31, 2020, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses, including cash compensation to our employees, funding the cash redemption of Partnership Units, repurchasing shares of the Company’s Class A common stock, paying income taxes, making distributions to our shareholders in accordance with our dividend policy, capital expenditures, making payments pursuant to the tax receivable agreement, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate or raise cash in the future. This depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors.

Additionally, our ability to generate positive cash flow from operations will be impacted by global economic conditions. If our cash flows from operations are significantly reduced, we may need to incur debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangements we have in place will permit us to finance our operations on acceptable terms and conditions for the foreseeable future, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) our credit ratings or absence of a credit rating, (b) the liquidity of the overall capital markets, and (c) the current state of the economy. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

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

Certain Partnership Unitholders exchanged 680,368 and 226,784 Partnership Units, respectively, for cash in the amounts of $48.5 million and $11.5 million, respectively, for the three months ended March 31, 2021 and 2020, respectively.

Share Repurchase Program

On February 1, 2021, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $150 million, which is in addition to the previous Board authorizations. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended March 31, 2021, the Company repurchased 657,907 shares of Class A common stock at an average price of $69.73, or $45.9 million in aggregate, pursuant to the share repurchase program. As of March 31, 2021, the available amount remaining for repurchase was $140.6 million.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to our contractual obligations since December 31, 2020.

Commitments and Contingencies

Litigation

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, after consultation with external counsel, we believe it is not probable and/or reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company. We are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $5.5 million and $6.0 million as of March 31, 2021 and December 31, 2020, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2021 and December 31, 2020, the Company had amounts due of $23.8 million and $19.6 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Other

See Notes 8, 10, 11 and 13 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements and commitments, respectively.

Critical Accounting Policies

A discussion of critical accounting policies is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions, including as a result of market dislocations caused by COVID-19, and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of March 31, 2021 and December 31, 2020, the allowance for credit losses was $1.2 million and $1.3 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the three months ended March 31, 2021 and 2020, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a gain of $0.1 million and loss of $2.8 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $1.4 million and a gain of $11 thousand, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the uncertainty of the COVID-19 pandemic and the ongoing economic impact, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the First Quarter of 2021

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
January 1 to January 31	—	$—	—	$36.4 million
February 1 to February 28	197,276	70.87	197,276	172.5 million
March 1 to March 31	460,631	69.25	460,631	140.6 million
Total	657,907	$69.73	657,907	$140.6 million

(a)

On February 1, 2021, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $150 million, which is in addition to the previous Board authorizations. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances

In connection with the issuance during the first quarter of 2021 of LTIP Units in PJT Partners Holdings LP to certain personnel, PJT Partners Inc. issued eleven corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

Dividend Policy

The Company declared a dividend of $0.05 per share of Class A common stock in the first quarter of 2021, to be paid on June 16, 2021, and plans to regularly pay quarterly dividends.

Refer to “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further disclosure of the Company’s dividend policy.

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

10.1

Renewal and Modification Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of February 1, 2021 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-36869) filed with the Securities and Exchange Commission on February 26, 2021).

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

Date: April 30, 2021

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)