Form 10-Q
period 2021-06-30
PJT Partners Inc.
filed 2021-07-30
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 26, 2021, there were 24,439,865 shares of Class A common stock, par value $0.01 per share, and 168 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2021	December 31, 2020
Assets
Cash and Cash Equivalents	$139,106	$299,513
Investments	72,684	137,889
Accounts Receivable (net of allowance for credit losses of $2,077 and $1,330 at June 30, 2021 and December 31, 2020, respectively)	300,303	233,166
Intangible Assets, Net	28,241	32,030
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	37,029	38,777
Operating Lease Right-of-Use Assets	148,646	150,848
Other Assets	55,776	53,329
Deferred Tax Asset, Net	61,658	53,330
Total Assets	$1,016,168	$1,171,607
Liabilities and Equity
Accrued Compensation and Benefits	$128,382	$253,456
Accounts Payable, Accrued Expenses and Other Liabilities	25,585	25,944
Operating Lease Liabilities	169,066	172,291
Amount Due Pursuant to Tax Receivable Agreement	25,553	19,573
Taxes Payable	2,988	2,735
Deferred Revenue	7,837	9,762
Total Liabilities	359,411	483,761
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 29,121,401 and 27,293,085 issued at June 30, 2021 and December 31, 2020, respectively; 24,492,888 and 23,816,354 outstanding at June 30, 2021 and December 31, 2020, respectively)	269	267
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 168 issued and outstanding at June 30, 2021; 194 issued and outstanding at December 31, 2020)	—	—
Additional Paid-In Capital	370,875	349,363
Retained Earnings (Deficit)	14,200	(33,127)
Accumulated Other Comprehensive Income	1,685	1,414
Treasury Stock at Cost (4,628,513 and 3,476,731 shares at June 30, 2021 and December 31, 2020, respectively)	(243,952)	(163,658)
Total PJT Partners Inc. Equity	143,077	154,259
Non-Controlling Interests	513,680	533,587
Total Equity	656,757	687,846
Total Liabilities and Equity	$1,016,168	$1,171,607

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Advisory Fees	$197,624	$192,539	$350,224	$349,130
Placement Fees	40,337	35,260	90,720	74,252
Interest Income and Other	2,720	4,764	6,437	9,352
Total Revenues	240,681	232,563	447,381	432,734
Expenses
Compensation and Benefits	153,924	154,730	286,717	288,754
Occupancy and Related	8,760	8,659	17,219	17,313
Travel and Related	1,697	537	2,214	5,833
Professional Fees	8,233	5,540	15,950	10,063
Communications and Information Services	5,033	3,594	9,207	7,140
Depreciation and Amortization	3,809	3,709	7,643	7,529
Other Expenses	6,779	6,117	12,096	12,866
Total Expenses	188,235	182,886	351,046	349,498
Income Before Provision for Taxes	52,446	49,677	96,335	83,236
Provision for Taxes	9,590	8,760	9,683	10,310
Net Income	42,856	40,917	86,652	72,926
Net Income Attributable to Non-Controlling Interests	19,711	19,247	36,825	32,396
Net Income Attributable to PJT Partners Inc.	$23,145	$21,670	$49,827	$40,530
Net Income Per Share of Class A Common Stock
Basic	$0.92	$0.88	$1.99	$1.66
Diluted	$0.89	$0.86	$1.91	$1.61
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,051,017	24,636,534	25,010,968	24,367,124
Diluted	42,096,035	25,462,235	42,614,627	40,374,694

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$42,856	$40,917	$86,652	$72,926
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	385	(255)	509	(3,037)
Comprehensive Income	43,241	40,662	87,161	69,889
Less:
Comprehensive Income Attributable to Non- Controlling Interests	19,892	19,127	37,063	30,974
Comprehensive Income Attributable to PJT Partners Inc.	$23,349	$21,535	$50,098	$38,915

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended June 30, 2021
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional	Retained	Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Earnings	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income	Stock	Interests	Total
Balance at March 31, 2021	29,111,807	170	(4,134,638)	$269	$—	$377,825	$(7,715)	$1,481	$(209,554)	$484,270	$646,576
Net Income	—	—	—	—	—	—	23,145	—	—	19,711	42,856
Other Comprehensive Income	—	—	—	—	—	—	—	204	—	181	385
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,230)	—	—	—	(1,230)
Tax Distributions	—	—	—	—	—	—	—	—	—	(8,305)	(8,305)
Equity-Based Compensation	—	—	—	—	—	25,430	—	—	—	1,860	27,290
Deliveries of Vested Shares of Class A Common Stock	9,594	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	(2)	—	—	—	(32,380)	—	—	—	15,963	(16,417)
Treasury Stock Purchases	—	—	(493,875)	—	—	—	—	—	(34,398)	—	(34,398)
Balance at June 30, 2021	29,121,401	168	(4,628,513)	$269	$—	$370,875	$14,200	$1,685	$(243,952)	$513,680	$656,757

	Six Months Ended June 30, 2021
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional	Retained	Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Earnings	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income	Stock	Interests	Total
Balance at December 31, 2020	27,293,085	194	(3,476,731)	$267	$—	$349,363	$(33,127)	$1,414	$(163,658)	$533,587	$687,846
Net Income	—	—	—	—	—	—	49,827	—	—	36,825	86,652
Other Comprehensive Income	—	—	—	—	—	—	—	271	—	238	509
Dividends Declared ($0.10 Per Share of Class A Common Stock)	—	—	—	—	—	—	(2,500)	—	—	—	(2,500)
Tax Distributions	—	—	—	—	—	—	—	—	—	(8,305)	(8,305)
Equity-Based Compensation	—	—	—	—	—	53,368	—	—	—	3,870	57,238
Net Share Settlement	—	—	—	—	—	(20,415)	—	—	—	—	(20,415)
Deliveries of Vested Shares of Class A Common Stock	1,828,316	—	—	2	—	—	—	—	—	—	2
Change in Ownership Interest	—	(26)	—	—	—	(11,441)	—	—	—	(52,535)	(63,976)
Treasury Stock Purchases	—	—	(1,151,782)	—	—	—	—	—	(80,294)	—	(80,294)
Balance at June 30, 2021	29,121,401	168	(4,628,513)	$269	$—	$370,875	$14,200	$1,685	$(243,952)	$513,680	$656,757

(continued)

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended June 30, 2020
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Stock	Interests	Total
Balance at March 31, 2020	27,158,722	210	(3,083,954)	$266	$—	$349,932	$(128,214)	$(1,334)	$(140,178)	$509,841	$590,313
Net Income	—	—	—	—	—	—	21,670	—	—	19,247	40,917
Other Comprehensive Loss	—	—	—	—	—	—	—	(135)	—	(120)	(255)
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,207)	—	—	—	(1,207)
Equity-Based Compensation	—	—	—	—	—	26,247	—	—	—	1,969	28,216
Net Share Settlement	—	—	—	—	—	(17)	—	—	—	—	(17)
Deliveries of Vested Shares of Class A Common Stock	761	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	(4)	—	—	—	(1,549)	—	—	—	(7,100)	(8,649)
Balance at June 30, 2020	27,159,483	206	(3,083,954)	$266	$—	$374,613	$(107,751)	$(1,469)	$(140,178)	$523,837	$649,318

	Six Months Ended June 30, 2020
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2019	25,621,451	204	(2,544,657)	$251	$—	$290,896	$(144,919)	$146	$(114,984)	$543,127	$574,517
Adoption of Accounting Standard	—	—	—	—	—	—	(938)	—	—	—	(938)
Net Income	—	—	—	—	—	—	40,530	—	—	32,396	72,926
Other Comprehensive Loss	—	—	—	—	—	—	—	(1,615)	—	(1,422)	(3,037)
Dividends Declared ($0.10 Per Share of Class A Common Stock)	—	—	—	—	—	—	(2,424)	—	—	—	(2,424)
Equity-Based Compensation	—	—	—	—	—	61,290	—	—	—	4,258	65,548
Forfeiture Liability for Equity Awards	—	—	—	—	—	1	—	—	—	—	1
Net Share Settlement	—	—	—	—	—	(12,141)	—	—	—	—	(12,141)
Deliveries of Vested Shares of Class A Common Stock	1,538,032	—	—	15	—	(15)	—	—	—	—	—
Change in Ownership Interest	—	2	—	—	—	34,582	—	—	—	(54,522)	(19,940)
Treasury Stock Purchases	—	—	(539,297)	—	—	—	—	—	(25,194)	—	(25,194)
Balance at June 30, 2020	27,159,483	206	(3,083,954)	$266	$—	$374,613	$(107,751)	$(1,469)	$(140,178)	$523,837	$649,318

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net Income	$86,652	$72,926
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity-Based Compensation Expense	57,238	65,548
Depreciation and Amortization Expense	7,643	7,529
Amortization of Operating Lease Right-of-Use Assets	9,565	11,581
Provision for Credit Losses	1,185	1,062
Deferred Taxes	—	(92)
Other	(2,840)	(93)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(69,625)	(31,981)
Other Assets	1,012	(12,373)
Accrued Compensation and Benefits	(125,833)	11,622
Accounts Payable, Accrued Expenses and Other Liabilities	(347)	(3,210)
Operating Lease Liabilities	(10,578)	(7,871)
Taxes Payable	264	11,377
Deferred Revenue	(1,930)	(3,834)
Net Cash Provided by (Used in) Operating Activities	(47,594)	122,191
Investing Activities
Purchases of Investments	(97,638)	(146,594)
Proceeds from Sales and Maturities of Investments	162,813	16,296
Purchases of Furniture, Equipment and Leasehold Improvements	(1,852)	(7,018)
Net Cash Provided by (Used in) Investing Activities	63,323	(137,316)
Financing Activities
Dividends	(2,500)	(2,424)
Tax Distributions	(8,305)	—
Proceeds from Revolving Credit Facility	15,000	16,000
Payments on Revolving Credit Facility	(15,000)	(16,000)
Principal Payments on Term Loan	—	(21,500)
Employee Taxes Paid for Shares Withheld	(20,415)	(12,141)
Cash-Settled Exchanges of Partnership Units	(65,208)	(20,255)
Treasury Stock Purchases	(80,294)	(25,194)
Payments Pursuant to Tax Receivable Agreement	(1,165)	—
Principal Payments on Finance Leases	(27)	(78)
Net Cash Used in Financing Activities	(177,914)	(81,592)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,778	(4,110)
Net Decrease in Cash and Cash Equivalents	(160,407)	(100,827)
Cash and Cash Equivalents, Beginning of Period	299,513	215,950
Cash and Cash Equivalents, End of Period	$139,106	$115,123
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$5,215	$2,646
Payments for Interest	$10	$116
Non-Cash Receipt of Shares	$1,125	$—

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2021, the non-controlling interest was 39.1%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited and PJT Partners Park Hill (Spain) A.V., S.A.U.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at four major financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $0.7 million and $47.8 million as of June 30, 2021 and December 31, 2020, respectively.

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

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advisory Fees	$197,624	$192,539	$350,224	$349,130
Placement Fees	40,337	35,260	90,720	74,252
Interest Income from Placement Fees and Other	1,822	3,336	3,602	6,681
Revenues from Contracts with Customers	$239,783	$231,135	$444,546	$430,063

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of June 30, 2021, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $25.8 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $3.6 million and $10.8 million for the three and six months ended June 30, 2021, respectively, and $3.8 million and $9.6 million for the three and six months ended June 30, 2020, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Advisory Fees and Placement Fees recognized by the Company during the three and six months ended June 30, 2021 and 2020 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and six months ended June 30, 2021 and 2020.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the six months ended June 30, 2021 and 2020, $7.9 million and $11.7 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of June 30, 2021 and December 31, 2020, the Company recorded $2.0 million and $2.4 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the aggregate change in the allowance for credit losses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Beginning Balance	$1,330	$—
Adoption of ASC 326	—	1,107
Provision for Credit Losses	1,185	1,062
Write-offs	(501)	(1,019)
Recoveries	63	325
Ending Balance	$2,077	$1,475

Included in Accounts Receivable, Net is accrued interest of $1.5 million and $2.5 million as of June 30, 2021 and December 31, 2020, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $87.7 million and $83.5 million as of June 30, 2021 and December 31, 2020, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $4.4 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively, which were outstanding more than 90 days. The allowance for credit losses with respect to long-term receivables was $0.7 million and $0.6 million as of June 30, 2021 and December 31, 2020, respectively.

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2021	December 31, 2020
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(36,739)	(33,747)
Trade Name	(6,096)	(5,299)
Total Accumulated Amortization	(42,835)	(39,046)
Intangible Assets, Net	$28,241	$32,030

Amortization expense was $1.9 million and $3.9 million for the three and six months ended June 30, 2021, respectively, and $1.9 million and $3.9 million for the three and six months ended June 30, 2020, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amortization of Intangible Assets held at June 30, 2021 is expected to be $3.9 million for the remainder of the year ending December 31, 2021; $6.5 million for the year ending December 31, 2022; $4.9 million for each of the years ending December 31, 2023 and 2024; and $4.8 million for the year ending December 31, 2025.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30, 2021	December 31, 2020
Leasehold Improvements	$54,036	$52,789
Furniture and Fixtures	17,726	17,773
Office Equipment	2,731	2,327
Total Furniture, Equipment and Leasehold Improvements	74,493	72,889
Accumulated Depreciation	(37,464)	(34,112)
Furniture, Equipment and Leasehold Improvements, Net	$37,029	$38,777

Depreciation expense was $1.9 million and $3.7 million for the three and six months ended June 30, 2021, respectively, and $1.8 million and $3.7 million for the three and six months ended June 30, 2020, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	June 30, 2021
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$72,684	$—	$72,684

	December 31, 2020
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$137,669	$—	$137,669
Other	—	220	—	220
Total	$—	$137,889	$—	$137,889

Investments in Treasury securities were included in Investments as of June 30, 2021 and December 31, 2020 in the Condensed Consolidated Statements of Financial Condition.

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income Before Provision for Taxes	$52,446	$49,677	$96,335	$83,236
Provision for Taxes	$9,590	$8,760	$9,683	$10,310
Effective Income Tax Rate	18.3%	17.6%	10.1%	12.4%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2021 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which includes several provisions for corporations regarding the tax treatment of net operating losses, interest deductions and payroll benefits. The Company elected to carryback certain net operating losses, which resulted in a $3.7 million decrease in the Company’s Provision for Income Taxes for the six months ended June 30, 2020.

As of June 30, 2021, the Company had no unrecognized tax benefits.
9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and six months ended June 30, 2021 and 2020 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Income Attributable to PJT Partners Inc.	$23,145	$21,670	$49,827	$40,530
Less:
Dividends on Participating Securities	—	3	—	6
Net Income Attributable to Participating Securities	—	15	—	28
Net Income Attributable to Shares of Class A Common Stock — Basic	23,145	21,652	49,827	40,496
Incremental Net Income from Dilutive Securities	14,295	357	31,434	24,582
Net Income Attributable to Shares of Class A Common Stock — Diluted	$37,440	$22,009	$81,261	$65,078
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,051,017	24,636,534	25,010,968	24,367,124
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	17,045,018	825,701	17,603,659	16,007,570
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	42,096,035	25,462,235	42,614,627	40,374,694
Net Income Per Share of Class A Common Stock
Basic	$0.92	$0.88	$1.99	$1.66
Diluted	$0.89	$0.86	$1.91	$1.61

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,898,458 and 41,051,286 for the three and six months ended June 30, 2021, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and six months ended June 30, 2021 and six months ended June 30, 2020, there were no anti-dilutive securities. For the three months ended June 30, 2020, there were 15,477,283 weighted-average Partnership Units that were anti-dilutive.

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

During the six months ended June 30, 2021, the Company repurchased 1.2 million shares of Class A common stock at an average price of $69.69, or $80.3 million in aggregate, pursuant to the share repurchase program. As of June 30, 2021, the available amount remaining for repurchase was $106.2 million.

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

The following table presents equity-based compensation expense and related income tax benefit for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity-Based Compensation Expense	$27,290	$28,216	$57,238	$65,548
Income Tax Benefit	$3,674	$3,852	$7,701	$8,934

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the six months ended June 30, 2021:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	4,801,398	$50.56
Granted	1,357,754	73.08
Dividends Reinvested on RSUs	(14,474)	43.09
Forfeited	(16,274)	60.76
Vested	(2,075,829)	47.37
Balance, June 30, 2021	4,052,575	$59.73

As of June 30, 2021, there was $161.5 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.5 years. The Company assumes a forfeiture rate of 1.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the six months ended June 30, 2020 was $52.35.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the six months ended June 30, 2021:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	361,786	$27.56
Forfeited	(12,658)	10.63
Dividends Reinvested on RSUs	386	32.27
Balance, June 30, 2021	349,514	$28.18

As of June 30, 2021, there was $3.5 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company assumes a forfeiture rate of 4.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSU awards with both a service and market condition granted for the six months ended June 30, 2020 was $34.42.

Restricted Share Awards

In connection with the acquisition of CamberView Partners Holdings, LLC, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the six months ended June 30, 2021, no restricted share awards were granted. For the six months ended June 30, 2020, no restricted share awards were granted. As of June 30, 2021, 3,506 restricted shares have vested, no restricted shares have been forfeited and there were 5,185 restricted shares outstanding. As of June 30, 2021, there was $0.1 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 0.8 years.

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the six months ended June 30, 2021:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	356,290	$45.16
Granted	63,171	68.10
Vested	(111,594)	41.64
Balance, June 30, 2021	307,867	$51.14

As of June 30, 2021, there was $10.7 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.1 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the six months ended June 30, 2020 was $44.85.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Unit Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the six months ended June 30, 2021:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	1,210,826	$5.72
Balance, June 30, 2021	1,210,826	$5.72

As of June 30, 2021, there was no unrecognized compensation expense related to Partnership Unit awards with both a service and market condition.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2021, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	4,200,330	1.5
Partnership Units (a)	299,222	1.1
Restricted Share Awards	5,392	0.8
Total Equity-Based Awards	4,504,944	1.5

(a)	Excludes 1.2 million outstanding Partnership Units subject to market conditions.

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $8.1 million and $15.6 million for the three and six months ended June 30, 2021, respectively, and $8.4 million and $16.1 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was $32.2 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.3 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	LEASES

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Lease Cost	$6,980	$6,729	$13,826	$14,046
Finance Lease Cost
Amortization of Right-of-Use Assets	12	37	27	75
Interest on Lease Liabilities	1	2	2	3
Total Finance Lease Cost	13	39	29	78
Short-Term Lease Cost	37	—	37	—
Variable Lease Cost	733	727	1,585	1,498
Sublease Income	(219)	(866)	(489)	(1,777)
Total Lease Cost	$7,544	$6,629	$14,988	$13,845

Supplemental information related to leases was as follows:

	Six Months Ended June 30,
	2021	2020
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$10,578	$7,871
Operating Cash Flows from Finance Leases	$2	$2
Financing Cash Flows from Finance Leases	$27	$78
Right-of-Use Assets Obtained in Exchange for Lease Liabilities
Operating Leases	$6,765	$102

	June 30, 2021	December 31, 2020
Weighted-Average Remaining Lease Term (in years)
Operating Leases	8.0	8.4
Finance Leases	2.8	3.1
Weighted-Average Discount Rate
Operating Leases	4.7%	4.7%
Finance Leases	3.7%	3.7%

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of June 30, 2021:

Year Ending December 31,	Finance	Operating
2021 (July 1 through December 31)	$21	$14,723
2022	38	29,905
2023	30	30,245
2024	17	28,704
2025	—	24,856
Thereafter	—	74,988
Total Lease Payments	106	203,421
Less: Imputed Interest	5	34,355
Total	$101	$169,066

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

12.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 901,532 and 403,713 Partnership Units, respectively, for cash in the amounts of $65.2 million and $20.3 million, respectively, for the six months ended June 30, 2021 and 2020, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

During the second quarter of 2021, the Company was presented with 394,296 Partnership Units to be exchanged. The Company will settle the exchange of these Partnership Units on August 5, 2021 for cash at a price equal to the volume-weighted average price per share of the Company’s Class A common stock on August 2, 2021.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2021 and December 31, 2020, the Company had amounts due of $25.6 million and $19.6 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

As of June 30, 2021 and December 31, 2020, there were no borrowings under the revolving credit facility.

The Renewal Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20.0 million. Outstanding borrowings under the Renewal Agreement are secured by the accounts receivable of PJT Partners LP.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended Restated Loan Agreement, respectively.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $5.1 million and $6.0 million as of June 30, 2021 and December 31, 2020, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of June 30, 2021 and December 31, 2020.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of June 30, 2021 and December 31, 2020, the Company had accrued $2.4 million, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

14.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory, capital markets advisory, restructuring and special situations, shareholder advisory, private fund advisory and fundraising services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $79.6 million and $243.2 million as of June 30, 2021 and December 31, 2020, respectively, which exceeded the minimum net capital requirement by $77.4 million and $241.2 million, respectively.

PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of €75 thousand. As of June 30, 2021 and December 31, 2020, these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Domestic	$197,062	$205,629	$361,342	$391,438
International	43,619	26,934	86,039	41,296
Total	$240,681	$232,563	$447,381	$432,734

	June 30, 2021	December 31, 2020
Assets
Domestic	$839,716	$975,762
International	176,452	195,845
Total	$1,016,168	$1,171,607

The Company was not subject to any material concentrations with respect to its revenues for the three and six months ended June 30, 2021. The Company had one client that represented 13.1% of total revenues for the three months ended June 30, 2020. The Company was not subject to any material concentrations with respect to its revenues for the six months ended June 30, 2020. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of June 30, 2021 and December 31, 2020.

16.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on September 22, 2021 to Class A common stockholders of record on September 8, 2021.

The Board of Directors of PJT Partners Inc. has also declared a special dividend of $3.00 per share of Class A common stock, which will be paid on October 18, 2021 to Class A common stockholders of record on October 4, 2021.

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

•

PJT Park Hill, our leading global alternative asset advisory and fundraising business, provides private fund advisory and fundraising services for a diverse range of investment strategies. Moreover, PJT Park Hill is the only group among its peers with top-tier dedicated private equity, hedge fund, private credit, real estate and secondary advisory groups. PJT Park Hill’s Secondary Advisory business is a leading advisor to global alternative asset managers and provides clients with a breadth of expertise in the secondary markets, including GP liquidity solutions, GP tender offers, GP recapitalizations, LP portfolio solutions, asset strip sales, single asset SPVs and other structured solutions.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. Worldwide M&A announced volumes during the first half of 2021 were up significantly compared with the first half of 2020. While the pace of activity may not remain at these levels, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Global restructuring activity slowed from elevated 2020 levels during the first half of 2021, mainly driven by fiscal and monetary stimulus that continues to drive strong capital markets activities. While some companies have addressed near-term issues, it is likely many will emerge from the COVID-19 pandemic with significantly more leverage and will need to address their balance sheets in the future. While the current demand for liability management services has lessened, we continue to believe that the medium- to long-term demand for such advisory services will improve.

While many limited partners are actively allocating capital, investors remain focused on existing relationships with fund managers. As a result, the bar for fund managers to attract new investors remains high as investors continue to demand highly successful and tenured firms and a flight to quality persists. Certain strategies and themes remain extremely topical among the broader institutional investor base throughout private equity, hedge funds, private credit and real estate. Additionally, as it relates to secondary activity, the number of high quality sponsors accessing the secondary market through continuation vehicles continues to increase. The current environment continues to present challenges for investors and fund managers particularly related to in-person meetings and onsite due diligence. While many investors have begun to demonstrate optimism as we progress towards a more normalized business environment, it remains difficult to predict the future impact that COVID-19, including the emergence of variant strains of the virus, may have on the economic environment.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$197,624	$192,539	3%	$350,224	$349,130	0%
Placement Fees	40,337	35,260	14%	90,720	74,252	22%
Interest Income and Other	2,720	4,764	(43)%	6,437	9,352	(31)%
Total Revenues	240,681	232,563	3%	447,381	432,734	3%
Expenses
Compensation and Benefits	153,924	154,730	(1)%	286,717	288,754	(1)%
Occupancy and Related	8,760	8,659	1%	17,219	17,313	(1)%
Travel and Related	1,697	537	216%	2,214	5,833	(62)%
Professional Fees	8,233	5,540	49%	15,950	10,063	59%
Communications and Information Services	5,033	3,594	40%	9,207	7,140	29%
Depreciation and Amortization	3,809	3,709	3%	7,643	7,529	2%
Other Expenses	6,779	6,117	11%	12,096	12,866	(6)%
Total Expenses	188,235	182,886	3%	351,046	349,498	0%
Income Before Provision for Taxes	52,446	49,677	6%	96,335	83,236	16%
Provision for Taxes	9,590	8,760	9%	9,683	10,310	(6)%
Net Income	42,856	40,917	5%	86,652	72,926	19%
Net Income Attributable to Non-Controlling Interests	19,711	19,247	2%	36,825	32,396	14%
Net Income Attributable to PJT Partners Inc.	$23,145	$21,670	7%	$49,827	$40,530	23%

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advisory Fees
Number of Clients	179	208	214	234
Number of Fee-Paying Clients with $1 Million or More	38	39	70	67
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	—	1	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	N/A	15.8%	N/A	N/A

Placement Fees
Number of Clients	49	31	71	50
Number of Fee-Paying Clients with $1 Million or More	12	10	28	22
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	1	2	2	2
Percentage of Such Clients’ Fees of Total Placement Fees	24.2%	46.7%	25.4%	27.9%

Total Revenues were $240.7 million for the three months ended June 30, 2021, an increase of $8.1 million compared with $232.6 million for the three months ended June 30, 2020. Advisory Fees were $197.6 million for the three months ended June 30, 2021, an increase of $5.1 million compared with $192.5 million for the three months ended June 30, 2020. Increases in strategic advisory and secondary advisory revenues more than offset a decline in restructuring revenues. Placement Fees were $40.3 million for the three months ended June 30, 2021, an increase of $5.1 million compared with $35.3 million for the three months ended June 30, 2020. The increase in Placement Fees was driven by a significant increase in fund placement activity and partially offset by a decline in corporate placement activity. Interest Income and Other was $2.7 million for the three months ended June 30, 2021, a decrease of $2.0 million compared with $4.8 million for the three months ended June 30, 2020. The decrease in Interest Income and Other was primarily driven by a decrease in reimbursable expenses and sublease income.

Total Revenues were $447.4 million for the six months ended June 30, 2021, an increase of $14.6 million compared with $432.7 million for the six months ended June 30, 2020. Advisory Fees were $350.2 million for the six months ended June 30, 2021, which increased slightly from $349.1 million for the six months ended June 30, 2020. Increases in strategic advisory and secondary advisory revenues more than offset a decline in restructuring revenues. Placement Fees were $90.7 million for the six months ended June 30, 2021, an increase of $16.5 million compared with $74.3 million for the six months ended June 30, 2020. The increase in Placement Fees was driven by a significant increase in fund placement activity and partially offset by a decline in corporate placement activity. Interest Income and Other was $6.4 million for the six months ended June 30, 2021, a decrease of $2.9 million compared with $9.4 million for the six months ended June 30, 2020. The decrease in Interest Income and Other was primarily driven by a decrease in reimbursable expenses and sublease income.

Expenses

Expenses were $188.2 million for the three months ended June 30, 2021, an increase of $5.3 million compared with $182.9 million for the three months ended June 30, 2020. The increase in expenses was primarily attributable to increases in Professional Fees, Communications and Information Services and Travel and Related of $2.7 million, $1.4 million and $1.2 million, respectively. Professional Fees increased primarily due to higher senior advisor expenses as well as increased recruiting costs. The increase in Communications and Information Services was primarily driven by investments in our technology infrastructure. Travel and Related activity increased during the three months ended June 30, 2021 compared with the same period a year ago, although it remains below historical pre-COVID levels.

Expenses were $351.0 million for the six months ended June 30, 2021, an increase of $1.5 million compared with $349.5 million for the six months ended June 30, 2020. The increase in expenses was primarily attributable to increases in Professional Fees and Communications and Information Services of $5.9 million and $2.1 million, respectively, and partially offset by a decrease in Travel and Related of $3.6 million. Professional Fees increased primarily due to higher senior advisor expenses as well as increased recruiting costs. The increase in Communications and Information Services was primarily driven by investments in our technology infrastructure. Travel and Related decreased during the six months ended June 30, 2021 compared with the same period a year ago due to reduced travel and entertainment activity in the first quarter of 2021.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended June 30, 2021 was $9.6 million, which represents an effective tax rate of 18.3% on pretax income of $52.4 million. The Company’s Provision for Taxes for the three months ended June 30, 2020 was $8.8 million, which represents an effective tax rate of 17.6% on pretax income of $49.7 million.

The Company’s Provision for Taxes for the six months ended June 30, 2021 was $9.7 million, which represents an effective tax rate of 10.1% on pretax income of $96.3 million. The Company’s Provision for Taxes for the six months ended June 30, 2020 was $10.3 million, which represents an effective tax rate of 12.4% on pretax income of $83.2 million.

The change in tax rate between the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020 was primarily due to an increased tax benefit related to the deliveries of vested shares at values in excess of their amortized cost.

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

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in

“Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021 and December 31, 2020, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively.

We evaluate our cash needs on a regular basis in light of current market conditions. As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and investments of $211.8 million and $437.4 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of June 30, 2021 and December 31, 2020, total accounts receivable were $300.3 million and $233.2 million, respectively. As of June 30, 2021 and December 31, 2020, the allowance for credit losses was $2.1 million and $1.3 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $87.7 million and $83.5 million as of June 30, 2021 and December 31, 2020, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

The Board of Directors of PJT Partners Inc. has declared a special dividend of $3.00 per share of Class A common stock, which will be paid on October 18, 2021 to Class A common stockholders of record on October 4, 2021.

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

Certain Partnership Unitholders exchanged 901,532 and 403,713 Partnership Units, respectively, for cash in the amounts of $65.2 million and $20.3 million, respectively, for the six months ended June 30, 2021 and 2020, respectively.

Share Repurchase Program

On February 1, 2021, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Class A common stock in an amount up to $150 million, which is in addition to the previous authorizations. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the six months ended June 30, 2021, the Company repurchased 1.2 million shares of Class A common stock at an average price of $69.69, or $80.3 million in aggregate, pursuant to the share repurchase program. As of June 30, 2021, the available amount remaining for repurchase was $106.2 million.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $5.1 million and $6.0 million as of June 30, 2021 and December 31, 2020, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2021 and December 31, 2020, the Company had amounts due of $25.6 million and $19.6 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions, including as a result of market dislocations caused by COVID-19, and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of June 30, 2021 and December 31, 2020, the allowance for credit losses was $2.1 million and $1.3 million, respectively, which increased primarily as a result of a higher accounts receivable balance at June 30, 2021.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the six months ended June 30, 2021 and 2020, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a gain of $0.5 million and loss of $3.0 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $1.7 million and a gain of $0.4 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the uncertainty of the COVID-19 pandemic and the ongoing economic impact, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Second Quarter of 2021

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
April 1 to April 30	415,206	$69.52	415,206	$111.7 million
May 1 to May 31	1,999	69.92	1,999	111.6 million
June 1 to June 30	76,670	70.17	76,670	106.2 million
Total	493,875	$69.62	493,875	$106.2 million

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

Unregistered Sales/Issuances

There were no unregistered sales of equity securities during the second quarter of 2021.

Dividend Policy

The Company’s Board of Directors has declared a dividend of $0.05 per share of Class A common stock, to be paid on September 22, 2021, and plans to regularly pay quarterly dividends.

The Company’s Board of Directors has also declared a special dividend of $3.00 per share of Class A common stock, which will be paid on October 18, 2021 to Class A common stockholders of record on October 4, 2021.

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

Date: July 30, 2021

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)