Form 10-Q
period 2021-09-30
PJT Partners Inc.
filed 2021-10-29
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of October 25, 2021, there were 24,267,706 shares of Class A common stock, par value $0.01 per share, and 160 shares of Class B common stock, par value $0.01 per share, outstanding.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of Blackstone Inc. (“Blackstone” or our “former Parent”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to Blackstone’s unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. Throughout this Quarterly Report on Form 10-Q, we refer to this transaction as the “spin-off.” PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the company’s operating subsidiaries, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyberattacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) failure of our computer systems or communication systems during a catastrophic event, including as a result of the increased use of remote work environments and virtual platforms during the outbreak of COVID-19 (coronavirus); (d) the impact of catastrophic events, such as COVID-19, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business failures; (e) the impact of catastrophic events, such as COVID-19, on our employees and our ability to provide services to our clients and respond to their needs; (f) the failure of third-party service providers to perform their functions; and (g) volatility in the political and economic environment.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2021	December 31, 2020
Assets
Cash and Cash Equivalents	$261,102	$299,513
Investments	72,696	137,889
Accounts Receivable (net of allowance for credit losses of $2,134 and $1,330 at September 30, 2021 and December 31, 2020, respectively)	250,443	233,166
Intangible Assets, Net	26,314	32,030
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	37,698	38,777
Operating Lease Right-of-Use Assets	142,616	150,848
Other Assets	48,161	53,329
Deferred Tax Asset, Net	66,311	53,330
Total Assets	$1,078,066	$1,171,607
Liabilities and Equity
Accrued Compensation and Benefits	$178,611	$253,456
Accounts Payable, Accrued Expenses and Other Liabilities	27,024	25,944
Dividends Payable	73,029	—
Operating Lease Liabilities	162,408	172,291
Amount Due Pursuant to Tax Receivable Agreement	29,206	19,573
Taxes Payable	4,662	2,735
Deferred Revenue	8,406	9,762
Total Liabilities	483,346	483,761
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 29,126,473 and 27,293,085 issued at September 30, 2021 and December 31, 2020, respectively; 24,310,206 and 23,816,354 outstanding at September 30, 2021 and December 31, 2020, respectively)	270	267
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 160 issued and outstanding at September 30, 2021; 194 issued and outstanding at December 31, 2020)	—	—
Additional Paid-In Capital	373,857	349,363
Accumulated Deficit	(38,603)	(33,127)
Accumulated Other Comprehensive Income	625	1,414
Treasury Stock at Cost (4,816,267 and 3,476,731 shares at September 30, 2021 and December 31, 2020, respectively)	(258,278)	(163,658)
Total PJT Partners Inc. Equity	77,871	154,259
Non-Controlling Interests	516,849	533,587
Total Equity	594,720	687,846
Total Liabilities and Equity	$1,078,066	$1,171,607

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Advisory Fees	$179,900	$262,400	$530,124	$611,530
Placement Fees	46,891	31,774	137,611	106,026
Interest Income and Other	4,507	3,389	10,944	12,741
Total Revenues	231,298	297,563	678,679	730,297
Expenses
Compensation and Benefits	148,149	196,896	434,866	485,650
Occupancy and Related	8,569	8,564	25,788	25,877
Travel and Related	2,765	546	4,979	6,379
Professional Fees	8,066	6,014	24,016	16,077
Communications and Information Services	4,341	3,435	13,548	10,575
Depreciation and Amortization	3,892	3,700	11,535	11,229
Other Expenses	7,241	8,312	19,337	21,178
Total Expenses	183,023	227,467	534,069	576,965
Income Before Provision for Taxes	48,275	70,096	144,610	153,332
Provision for Taxes	9,090	11,989	18,773	22,299
Net Income	39,185	58,107	125,837	131,033
Net Income Attributable to Non-Controlling Interests	17,740	27,200	54,565	59,596
Net Income Attributable to PJT Partners Inc.	$21,445	$30,907	$71,272	$71,437
Net Income Per Share of Class A Common Stock
Basic	$0.86	$1.25	$2.85	$2.92
Diluted	$0.82	$1.22	$2.72	$2.87
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,908,606	24,645,853	24,979,925	24,431,436
Diluted	42,010,543	26,242,631	42,414,461	25,452,816

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$39,185	$58,107	$125,837	$131,033
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(1,966)	1,825	(1,457)	(1,212)
Comprehensive Income	37,219	59,932	124,380	129,821
Less:
Comprehensive Income Attributable to Non- Controlling Interests	16,834	28,040	53,897	59,014
Comprehensive Income Attributable to PJT Partners Inc.	$20,385	$31,892	$70,483	$70,807

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended September 30, 2021
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional	Retained	Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Earnings	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income	Stock	Interests	Total
Balance at June 30, 2021	29,121,401	168	(4,628,513)	$269	$—	$370,875	$14,200	$1,685	$(243,952)	$513,680	$656,757
Net Income	—	—	—	—	—	—	21,445	—	—	17,740	39,185
Other Comprehensive Loss	—	—	—	—	—	—	—	(1,060)	—	(906)	(1,966)
Dividends Declared ($3.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(74,248)	—	—	—	(74,248)
Tax Distributions	—	—	—	—	—	—	—	—	—	(6,595)	(6,595)
Equity-Based Compensation	—	—	—	—	—	24,209	—	—	—	1,903	26,112
Net Share Settlement	—	—	—	—	—	(180)	—	—	—	—	(180)
Deliveries of Vested Shares of Class A Common Stock	5,072	—	—	1	—	(1)	—	—	—	—	—
Change in Ownership Interest	—	(8)	—	—	—	(21,046)	—	—	—	(8,973)	(30,019)
Treasury Stock Purchases	—	—	(187,754)	—	—	—	—	—	(14,326)	—	(14,326)
Balance at September 30, 2021	29,126,473	160	(4,816,267)	$270	$—	$373,857	$(38,603)	$625	$(258,278)	$516,849	$594,720

	Nine Months Ended September 30, 2021
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Interests	Total
Balance at December 31, 2020	27,293,085	194	(3,476,731)	$267	$—	$349,363	$(33,127)	$1,414	$(163,658)	$533,587	$687,846
Net Income	—	—	—	—	—	—	71,272	—	—	54,565	125,837
Other Comprehensive Loss	—	—	—	—	—	—	—	(789)	—	(668)	(1,457)
Dividends Declared ($3.15 Per Share of Class A Common Stock)	—	—	—	—	—	—	(76,748)	—	—	—	(76,748)
Tax Distributions	—	—	—	—	—	—	—	—	—	(14,900)	(14,900)
Equity-Based Compensation	—	—	—	—	—	77,577	—	—	—	5,773	83,350
Net Share Settlement	—	—	—	—	—	(20,595)	—	—	—	—	(20,595)
Deliveries of Vested Shares of Class A Common Stock	1,833,388	—	—	3	—	(1)	—	—	—	—	2
Change in Ownership Interest	—	(34)	—	—	—	(32,487)	—	—	—	(61,508)	(93,995)
Treasury Stock Purchases	—	—	(1,339,536)	—	—	—	—	—	(94,620)	—	(94,620)
Balance at September 30, 2021	29,126,473	160	(4,816,267)	$270	$—	$373,857	$(38,603)	$625	$(258,278)	$516,849	$594,720

(continued)

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended September 30, 2020
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Stock	Interests	Total
Balance at June 30, 2020	27,159,483	206	(3,083,954)	$266	$—	$374,613	$(107,751)	$(1,469)	$(140,178)	$523,837	$649,318
Net Income	—	—	—	—	—	—	30,907	—	—	27,200	58,107
Other Comprehensive Income	—	—	—	—	—	—	—	985	—	840	1,825
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,203)	—	—	—	(1,203)
Tax Distributions	—	—	—	—	—	—	—	—	—	(29,831)	(29,831)
Equity-Based Compensation	—	—	—	—	—	28,176	—	—	—	1,992	30,168
Net Share Settlement	—	—	—	—	—	(139)	—	—	—	—	(139)
Deliveries of Vested Shares of Class A Common Stock	11,284	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	(5)	—	—	—	(12,802)	—	—	—	2,241	(10,561)
Treasury Stock Purchases	—	—	(289,255)	—	—	—	—	—	(16,413)	—	(16,413)
Balance at September 30, 2020	27,170,767	201	(3,373,209)	$266	$—	$389,848	$(78,047)	$(484)	$(156,591)	$526,279	$681,271

	Nine Months Ended September 30, 2020
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2019	25,621,451	204	(2,544,657)	$251	$—	$290,896	$(144,919)	$146	$(114,984)	$543,127	$574,517
Adoption of Accounting Standard	—	—	—	—	—	—	(938)	—	—	—	(938)
Net Income	—	—	—	—	—	—	71,437	—	—	59,596	131,033
Other Comprehensive Loss	—	—	—	—	—	—	—	(630)	—	(582)	(1,212)
Dividends Declared ($0.15 Per Share of Class A Common Stock)	—	—	—	—	—	—	(3,627)	—	—	—	(3,627)
Tax Distributions	—	—	—	—	—	—	—	—	—	(29,831)	(29,831)
Equity-Based Compensation	—	—	—	—	—	89,466	—	—	—	6,250	95,716
Forfeiture Liability for Equity Awards	—	—	—	—	—	1	—	—	—	—	1
Net Share Settlement	—	—	—	—	—	(12,280)	—	—	—	—	(12,280)
Deliveries of Vested Shares of Class A Common Stock	1,549,316	—	—	15	—	(15)	—	—	—	—	—
Change in Ownership Interest	—	(3)	—	—	—	21,780	—	—	—	(52,281)	(30,501)
Treasury Stock Purchases	—	—	(828,552)	—	—	—	—	—	(41,607)	—	(41,607)
Balance at September 30, 2020	27,170,767	201	(3,373,209)	$266	$—	$389,848	$(78,047)	$(484)	$(156,591)	$526,279	$681,271

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net Income	$125,837	$131,033
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	83,350	95,716
Depreciation and Amortization Expense	11,535	11,229
Amortization of Operating Lease Right-of-Use Assets	14,347	16,474
Provision for Credit Losses	1,356	1,345
Deferred Taxes	—	(92)
Other	(5,000)	(705)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(20,366)	(50,634)
Other Assets	10,607	(8,299)
Accrued Compensation and Benefits	(73,970)	116,881
Accounts Payable, Accrued Expenses and Other Liabilities	1,172	(1,545)
Operating Lease Liabilities	(15,848)	(11,571)
Taxes Payable	1,985	4,272
Deferred Revenue	(1,360)	(4,048)
Net Cash Provided by Operating Activities	133,645	300,056
Investing Activities
Purchases of Investments	(97,638)	(275,530)
Proceeds from Sales and Maturities of Investments	162,813	48,747
Purchases of Furniture, Equipment and Leasehold Improvements	(4,752)	(8,682)
Net Cash Provided by (Used in) Investing Activities	60,423	(235,465)
Financing Activities
Dividends	(3,719)	(3,627)
Tax Distributions	(14,900)	(29,831)
Proceeds from Revolving Credit Facility	15,000	16,000
Payments on Revolving Credit Facility	(15,000)	(16,000)
Principal Payments on Term Loan	—	(21,500)
Employee Taxes Paid for Shares Withheld	(20,595)	(12,280)
Cash-Settled Exchanges of Partnership Units	(95,870)	(31,044)
Treasury Stock Purchases	(94,620)	(41,607)
Payments Pursuant to Tax Receivable Agreement	(1,165)	—
Principal Payments on Finance Leases	(37)	(129)
Net Cash Used in Financing Activities	(230,906)	(140,018)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,573)	(2,062)
Net Decrease in Cash and Cash Equivalents	(38,411)	(77,489)
Cash and Cash Equivalents, Beginning of Period	299,513	215,950
Cash and Cash Equivalents, End of Period	$261,102	$138,461
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$9,375	$21,729
Payments for Interest	$10	$116
Non-Cash Receipt of Shares	$1,125	$—
Dividends Declared, but Not Yet Paid	$73,029	$—

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

On October 1, 2015, Blackstone Inc. (“Blackstone” or the “former Parent”) distributed on a pro rata basis to its common unitholders all of the issued and outstanding shares of Class A common stock of PJT Partners Inc. held by it. This pro rata distribution is referred to as the “Distribution.” The separation of the PJT Partners business from Blackstone and related transactions, including the Distribution, the internal reorganization that preceded the Distribution and the acquisition by PJT Partners of PJT Capital LP (together with its general partner and their respective subsidiaries, “PJT Capital”) that occurred substantially concurrently with the Distribution, is referred to as the “spin-off.”

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2021, the non-controlling interest was 38.7%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited and PJT Partners Park Hill (Spain) A.V., S.A.U.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at four major financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $41.0 million and $47.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advisory Fees	$179,900	$262,400	$530,124	$611,530
Placement Fees	46,891	31,774	137,611	106,026
Interest Income from Placement Fees and Other	1,759	2,170	5,361	8,851
Revenues from Contracts with Customers	$228,550	$296,344	$673,096	$726,407

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of September 30, 2021, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $33.2 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $1.8 million and $12.6 million for the three and nine months ended September 30, 2021, respectively, and $1.8 million and $11.4 million for the three and nine months ended September 30, 2020, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Advisory Fees and Placement Fees recognized by the Company during the three and nine months ended September 30, 2021 and 2020 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and nine months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021 and 2020, $8.9 million and $13.7 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of September 30, 2021 and December 31, 2020, the Company recorded $1.4 million and $2.4 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the aggregate change in the allowance for credit losses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Beginning Balance	$1,330	$—
Adoption of ASC 326	—	1,107
Provision for Credit Losses	1,356	1,345
Write-offs	(949)	(1,053)
Recoveries	397	325
Ending Balance	$2,134	$1,724

Included in Accounts Receivable, Net is accrued interest of $1.9 million and $2.5 million as of September 30, 2021 and December 31, 2020, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $97.5 million and $83.5 million as of September 30, 2021 and December 31, 2020, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $2.5 million and $2.9 million as of September 30, 2021 and December 31, 2020, respectively, which were outstanding more than 90 days. The allowance for credit losses with respect to long-term receivables was $0.7 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively.

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2021	December 31, 2020
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(38,267)	(33,747)
Trade Name	(6,495)	(5,299)
Total Accumulated Amortization	(44,762)	(39,046)
Intangible Assets, Net	$26,314	$32,030

Amortization expense was $1.9 million and $5.9 million for the three and nine months ended September 30, 2021, respectively, and $1.9 million and $5.8 million for the three and nine months ended September 30, 2020, respectively.

Amortization of Intangible Assets held at September 30, 2021 is expected to be $1.9 million for the remainder of the year ending December 31, 2021; $6.5 million for the year ending December 31, 2022; $4.9 million for each of the years ending December 31, 2023 and 2024; and $4.8 million for the year ending December 31, 2025.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30, 2021	December 31, 2020
Leasehold Improvements	$55,060	$52,789
Furniture and Fixtures	17,894	17,773
Office Equipment	3,985	2,327
Total Furniture, Equipment and Leasehold Improvements	76,939	72,889
Accumulated Depreciation	(39,241)	(34,112)
Furniture, Equipment and Leasehold Improvements, Net	$37,698	$38,777

Depreciation expense was $2.0 million and $5.7 million for the three and nine months ended September 30, 2021, respectively, and $1.8 million and $5.4 million for the three and nine months ended September 30, 2020, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	September 30, 2021
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$72,696	$—	$72,696

	December 31, 2020
	Level I	Level II	Level III	Total
Treasury Instruments	$—	$137,669	$—	$137,669
Other	—	220	—	220
Total	$—	$137,889	$—	$137,889

Investments in Treasury securities were included in Investments as of September 30, 2021 and December 31, 2020 in the Condensed Consolidated Statements of Financial Condition.

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income Before Provision for Taxes	$48,275	$70,096	$144,610	$153,332
Provision for Taxes	$9,090	$11,989	$18,773	$22,299
Effective Income Tax Rate	18.8%	17.1%	13.0%	14.5%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2021 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of September 30, 2021, the Company had no unrecognized tax benefits.
9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and nine months ended September 30, 2021 and 2020 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Income Attributable to PJT Partners Inc.	$21,445	$30,907	$71,272	$71,437
Less:
Dividends on Participating Securities	—	3	—	9
Net Income Attributable to Participating Securities	—	—	—	33
Net Income Attributable to Shares of Class A Common Stock — Basic	21,445	30,904	71,272	71,395
Incremental Net Income from Dilutive Securities	12,800	991	44,172	1,604
Net Income Attributable to Shares of Class A Common Stock — Diluted	$34,245	$31,895	$115,444	$72,999
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,908,606	24,645,853	24,979,925	24,431,436
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	17,101,937	1,596,778	17,434,536	1,021,380
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	42,010,543	26,242,631	42,414,461	25,452,816
Net Income Per Share of Class A Common Stock
Basic	$0.86	$1.25	$2.85	$2.92
Diluted	$0.82	$1.22	$2.72	$2.87

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,435,202 and 40,847,120 for the three and nine months ended September 30, 2021, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and nine months ended September 30, 2021, there were no anti-dilutive securities. For the three and nine months ended September 30, 2020, there were 15,292,265 and 15,481,688 weighted-average Partnership Units, respectively, that were anti-dilutive.

Share Repurchase Program

On February 1, 2021, the Company’s Board of Directors authorized a $150 million increase to the Company’s Class A common stock repurchase program. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the nine months ended September 30, 2021, the Company repurchased 1.3 million shares of Class A common stock at an average price of $70.61, or $94.6 million in aggregate, pursuant to the share repurchase program. As of September 30, 2021, the available amount remaining for repurchase was $91.9 million.

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

The following table presents equity-based compensation expense and related income tax benefit for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity-Based Compensation Expense	$26,112	$30,168	$83,350	$95,716
Income Tax Benefit	$3,541	$4,131	$11,242	$13,065

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the nine months ended September 30, 2021:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	4,801,398	$50.56
Granted	1,432,560	73.27
Dividends Reinvested on RSUs	(12,012)	39.69
Forfeited	(55,832)	59.26
Vested	(2,081,284)	47.42
Balance, September 30, 2021	4,084,830	$60.04

As of September 30, 2021, there was $143.6 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.0 years. The Company assumes a forfeiture rate of 1.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the nine months ended September 30, 2020 was $52.29.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the nine months ended September 30, 2021:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	361,786	$27.56
Forfeited (a)	(282,497)	25.75
Dividends Reinvested on RSUs	(2,478)	25.23
Balance, September 30, 2021	76,811	$34.31

(a)	Awards forfeited as the specified market condition was not achieved.

As of September 30, 2021, there was $2.7 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 0.9 years. The Company assumes a forfeiture rate of 4.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSU awards with both a service and market condition granted for the nine months ended September 30, 2020 was $34.42.

Restricted Share Awards

In connection with the acquisition of CamberView Partners Holdings, LLC, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the nine months ended September 30, 2021, no restricted share awards were granted. For the nine months ended September 30, 2020, no restricted share awards were granted. As of September 30, 2021, 3,506 restricted shares have vested, no restricted shares have been forfeited and there were 5,185 restricted shares outstanding. As of September 30, 2021, there was $0.1 million of estimated unrecognized compensation expense related to restricted share awards. This cost is expected to be recognized over a weighted-average period of 0.5 years.

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the nine months ended September 30, 2021:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	356,290	$45.16
Granted	73,171	68.70
Vested	(111,594)	41.64
Balance, September 30, 2021	317,867	$51.81

As of September 30, 2021, there was $9.6 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 2.8 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

rate. The weighted-average grant date fair value with respect to Partnership Units granted for the nine months ended September 30, 2020 was $44.73.

Partnership Unit Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the nine months ended September 30, 2021:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	1,210,826	$5.72
Forfeited (a)	(1,210,826)	5.72
Balance, September 30, 2021	—	$—

(a)	Awards forfeited as the specified market condition was not achieved.

As of September 30, 2021, there was no unrecognized compensation expense related to Partnership Unit awards with both a service and market condition.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2021, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	4,005,786	2.0
Partnership Units	310,474	2.8
Restricted Share Awards	5,151	0.5
Total Equity-Based Awards	4,321,411	2.0

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $7.2 million and $22.8 million for the three and nine months ended September 30, 2021, respectively, and $9.5 million and $25.7 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was $26.0 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.2 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	LEASES

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Lease Cost	$6,801	$6,669	$20,627	$20,715
Finance Lease Cost
Amortization of Right-of-Use Assets	10	40	37	115
Interest on Lease Liabilities	1	1	3	4
Total Finance Lease Cost	11	41	40	119
Short-Term Lease Cost	56	—	93	—
Variable Lease Cost	587	728	2,172	2,226
Sublease Income	(210)	(602)	(699)	(2,379)
Total Lease Cost	$7,245	$6,836	$22,233	$20,681

Supplemental information related to leases was as follows:

	Nine Months Ended September 30,
	2021	2020
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$15,848	$11,571
Operating Cash Flows from Finance Leases	$2	$3
Financing Cash Flows from Finance Leases	$37	$129
Right-of-Use Assets Obtained in Exchange for Lease Liabilities
Operating Leases	$6,765	$4,043
Finance Leases	$—	$64

	September 30, 2021	December 31, 2020
Weighted-Average Remaining Lease Term (in years)
Operating Leases	7.8	8.4
Finance Leases	2.6	3.1
Weighted-Average Discount Rate
Operating Leases	4.7%	4.7%
Finance Leases	3.7%	3.7%

The following is a maturity analysis of the annual undiscounted cash flows of the finance and operating lease liabilities as of September 30, 2021:

Year Ending December 31,	Finance	Operating
2021 (October 1 through December 31)	$11	$7,416
2022	38	29,687
2023	30	30,027
2024	16	28,486
2025	—	24,730
Thereafter	—	74,155
Total Lease Payments	95	194,501
Less: Imputed Interest	4	32,093
Total	$91	$162,408

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

12.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 1.3 million and 0.6 million Partnership Units, respectively, for cash in the amounts of $95.9 million and $31.0 million, respectively, for the nine months ended September 30, 2021 and 2020, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

During the third quarter of 2021, the Company was presented with 0.2 million Partnership Units to be exchanged. The Company will settle the exchange of these Partnership Units on November 2, 2021 for cash for an aggregate payment of $13.7 million. The price per Partnership Unit to be paid by the Company is $81.47, which is equal to the volume-weighted average price per share of the Company’s Class A common stock on October 28, 2021.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2021 and December 31, 2020, the Company had amounts due of $29.2 million and $19.6 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

As of September 30, 2021 and December 31, 2020, there were no borrowings under the revolving credit facility.

The Renewal Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20.0 million. Outstanding borrowings under the Renewal Agreement are secured by the accounts receivable of PJT Partners LP.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended Restated Loan Agreement, respectively.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $4.6 million and $6.0 million as of September 30, 2021 and December 31, 2020, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of September 30, 2021 and December 31, 2020.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. The amount payable to Blackstone arising from the tax deductions has been recorded in Other Expenses in the Condensed Consolidated Statements of Operations and is payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of September 30, 2021 and December 31, 2020, the Company had accrued $2.5 million and $2.4 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

14.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which strategic advisory, capital markets advisory, restructuring and special situations, shareholder advisory, private fund advisory and fundraising services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $173.7 million and $243.2 million as of September 30, 2021 and December 31, 2020, respectively, which exceeded the minimum net capital requirement by $172.0 million and $241.2 million, respectively.

PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of the greater of €75 thousand and 25% of the fixed overheads. As of September 30, 2021 and December 31, 2020, these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Domestic	$211,875	$266,492	$573,217	$657,930
International	19,423	31,071	105,462	72,367
Total	$231,298	$297,563	$678,679	$730,297

	September 30, 2021	December 31, 2020
Assets
Domestic	$886,600	$975,762
International	191,466	195,845
Total	$1,078,066	$1,171,607

The Company was not subject to any material concentrations with respect to its revenues for the three and nine months ended September 30, 2021. The Company had two clients that represented 22.9% of total revenues for the three months ended September 30, 2020 and was not subject to any material concentrations with respect to its revenues for the nine months ended September 30, 2020. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of September 30, 2021 and December 31, 2020.

16.	SUBSEQUENT EVENTS

On October 18, 2021, the Company paid a special dividend of $3.00 per share to Class A common stockholders of record as of October 4, 2021 for an aggregate payment of $73.0 million.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.05 per share of Class A common stock, which will be paid on December 22, 2021 to Class A common stockholders of record on December 8, 2021.

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

•

PJT Park Hill, our leading global alternative asset advisory and fundraising business, provides private fund advisory and fundraising services for a diverse range of investment strategies. Moreover, PJT Park Hill is the only group among its peers with top-tier dedicated private equity, hedge fund, private credit, real estate and secondary advisory groups. PJT Park Hill’s Secondary Advisory business provides clients with a breadth of expertise in the secondary markets, including GP led continuation vehicles, GP liquidity solutions, LP portfolio solutions and other structured solutions.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. Worldwide M&A announced volumes during the first nine months of 2021 were up significantly compared with the first nine months of 2020. While the pace of activity may not remain at these levels, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Global restructuring activity continued to slow from elevated 2020 levels through the first nine months of 2021, mainly driven by a global economic recovery and fiscal and monetary stimulus that continues to drive strong capital markets activities. While some companies have addressed near-term issues, many companies remain significantly levered and will need to address their balance sheets in the future. We continue to believe that the medium- to long-term demand for such advisory services will improve.

While many limited partners are actively allocating capital, investors remain focused on existing relationships with fund managers. As a result, the bar for fund managers to attract new investors remains high as investors continue to demand highly successful and tenured firms and a flight to quality persists. Managers are continuing to deploy capital at a very rapid pace resulting in many returning to the market for their next fundraise in extremely short periods of time with much larger fund sizes. As it relates to secondary activity, the number of high quality sponsors accessing the secondary market through continuation vehicles continues to increase. While many investors have begun to demonstrate optimism as we progress towards a more normalized business environment, it remains difficult to predict the future impact that COVID-19 may have on the economic environment.

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
•

Other Expenses – consisting primarily of provision for credit losses, regulatory fees, insurance, fees paid for access to external market data, advertising, other general operating expenses and transaction-related payable to Blackstone Inc.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$179,900	$262,400	(31)%	$530,124	$611,530	(13)%
Placement Fees	46,891	31,774	48%	137,611	106,026	30%
Interest Income and Other	4,507	3,389	33%	10,944	12,741	(14)%
Total Revenues	231,298	297,563	(22)%	678,679	730,297	(7)%
Expenses
Compensation and Benefits	148,149	196,896	(25)%	434,866	485,650	(10)%
Occupancy and Related	8,569	8,564	0%	25,788	25,877	(0)%
Travel and Related	2,765	546	406%	4,979	6,379	(22)%
Professional Fees	8,066	6,014	34%	24,016	16,077	49%
Communications and Information Services	4,341	3,435	26%	13,548	10,575	28%
Depreciation and Amortization	3,892	3,700	5%	11,535	11,229	3%
Other Expenses	7,241	8,312	(13)%	19,337	21,178	(9)%
Total Expenses	183,023	227,467	(20)%	534,069	576,965	(7)%
Income Before Provision for Taxes	48,275	70,096	(31)%	144,610	153,332	(6)%
Provision for Taxes	9,090	11,989	(24)%	18,773	22,299	(16)%
Net Income	39,185	58,107	(33)%	125,837	131,033	(4)%
Net Income Attributable to Non-Controlling Interests	17,740	27,200	(35)%	54,565	59,596	(8)%
Net Income Attributable to PJT Partners Inc.	$21,445	$30,907	(31)%	$71,272	$71,437	(0)%

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advisory Fees
Number of Clients	181	194	254	272
Number of Fee-Paying Clients with $1 Million or More	38	44	109	108
Number of Fee-Paying Clients Representing Greater than 10% of Advisory Fees	1	2	—	—
Percentage of Such Clients’ Fees of Total Advisory Fees	12.0%	25.9%	N/A	N/A

Placement Fees
Number of Clients	52	43	90	66
Number of Fee-Paying Clients with $1 Million or More	11	11	37	30
Number of Fee-Paying Clients Representing Greater than 10% of Placement Fees	3	1	1	1
Percentage of Such Clients’ Fees of Total Placement Fees	44.1%	15.7%	13.7%	12.0%

Total Revenues were $231.3 million for the three months ended September 30, 2021, a decrease of $66.3 million compared with $297.6 million for the three months ended September 30, 2020. Advisory Fees were $179.9 million for the three months ended September 30, 2021, a decrease of $82.5 million compared with $262.4 million for the three months ended September 30, 2020. An increase in strategic advisory revenues was more than offset by a decline in restructuring revenues, reflecting the significant decrease in restructuring activity from last year’s record levels. Placement Fees were $46.9 million for the three months ended September 30, 2021, an increase of $15.1 million compared with $31.8 million for the three months ended September 30, 2020. The increase in Placement Fees was driven by an increase in fund placement activity.

Total Revenues were $678.7 million for the nine months ended September 30, 2021, a decrease of $51.6 million compared with $730.3 million for the nine months ended September 30, 2020. Advisory Fees were $530.1 million for the nine months ended September 30, 2021, a decrease of $81.4 million compared with $611.5 million for the nine months ended September 30, 2020. An increase in strategic advisory revenues was more than offset by a decline in restructuring revenues, reflecting the significant decrease in restructuring activity from last year’s record levels. Placement Fees were $137.6 million for the nine months ended September 30, 2021, an increase of $31.6 million compared with $106.0 million for the nine months ended September 30, 2020. The increase in Placement Fees was driven by a significant increase in fund placement activity.

Expenses

Expenses were $183.0 million for the three months ended September 30, 2021, a decrease of $44.4 million compared with $227.5 million for the three months ended September 30, 2020. The decrease in expenses was primarily attributable to a decrease in Compensation and Benefits of $48.7 million, and partially offset by increases in Travel and Related and Professional Fees of $2.2 million and $2.1 million, respectively. The decrease in Compensation and Benefits Expense was principally the result of lower revenues during the current quarter. Travel and Related activity increased during the current quarter compared with the same period a year ago, although it remains below historical pre-COVID levels. Professional Fees increased primarily due to higher senior advisor expenses.

Expenses were $534.1 million for the nine months ended September 30, 2021, a decrease of $42.9 million compared with $577.0 million for the nine months ended September 30, 2020. The decrease in expenses was primarily attributable to decreases in Compensation and Benefits, Other Expenses and Travel and Related of $50.8 million, $1.8 million and $1.4 million, respectively, and partially offset by increases in Professional Fees and Communications and Information Services of $7.9 million and $3.0 million, respectively. The decrease in Compensation and Benefits Expense was principally the result of lower revenues during the current nine month period. Other Expenses decreased driven principally by a reduction in COVID-related expenses. Travel and Related decreased during the nine months compared to year-ago levels due to reduced travel and entertainment activity. Professional Fees increased primarily due to higher senior advisor expenses. The increase in Communications and Information Services was primarily driven by investments in technology infrastructure.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended September 30, 2021 was $9.1 million, which represents an effective tax rate of 18.8% on pretax income of $48.3 million. The Company’s Provision for Taxes for the three months ended September 30, 2020 was $12.0 million, which represents an effective tax rate of 17.1% on pretax income of $70.1 million.

The Company’s Provision for Taxes for the nine months ended September 30, 2021 was $18.8 million, which represents an effective tax rate of 13.0% on pretax income of $144.6 million. The Company’s Provision for Taxes for the nine months ended September 30, 2020 was $22.3 million, which represents an effective tax rate of 14.5% on pretax income of $153.3 million.

The change in tax rate between the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 was primarily due to an increased tax benefit related to the deliveries of vested shares at values in excess of their amortized cost.

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

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our

Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021 and December 31, 2020, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively.

We evaluate our cash needs on a regular basis in light of current market conditions. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and short-term investments of $333.8 million and $437.4 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of September 30, 2021 and December 31, 2020, total accounts receivable were $250.4 million and $233.2 million, respectively. As of September 30, 2021 and December 31, 2020, the allowance for credit losses was $2.1 million and $1.3 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $97.5 million and $83.5 million as of September 30, 2021 and December 31, 2020, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

On October 18, 2021, the Company paid a special dividend of $3.00 per share to Class A common stockholders of record as of October 4, 2021 for an aggregate payment of $73.0 million.

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

Certain Partnership Unitholders exchanged 1.3 million and 0.6 million Partnership Units, respectively, for cash in the amounts of $95.9 million and $31.0 million, respectively, for the nine months ended September 30, 2021 and 2020, respectively.

Share Repurchase Program

On February 1, 2021, the Company’s Board of Directors authorized a $150 million increase to the Company’s Class A common stock repurchase program. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the nine months ended September 30, 2021, the Company repurchased 1.3 million shares of Class A common stock at an average price of $70.61, or $94.6 million in aggregate, pursuant to the share repurchase program. As of September 30, 2021, the available amount remaining for repurchase was $91.9 million.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $4.6 million and $6.0 million as of September 30, 2021 and December 31, 2020, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2021 and December 31, 2020, the Company had amounts due of $29.2 million and $19.6 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions, including as a result of market dislocations caused by COVID-19, and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of September 30, 2021 and December 31, 2020, the allowance for credit losses was $2.1 million and $1.3 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the nine months ended September 30, 2021 and 2020, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a loss of $1.5 million and $1.2 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $1.4 million and a gain of $0.2 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the uncertainty of the COVID-19 pandemic and the ongoing economic impact, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Third Quarter of 2021

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
July 1 to July 31	64,254	$72.17	64,254	$101.5 million
August 1 to August 31	71,000	78.93	71,000	95.9 million
September 1 to September 30	52,500	77.72	52,500	91.9 million
Total	187,754	$76.28	187,754	$91.9 million

(a)

On February 1, 2021, the Company’s Board of Directors authorized a $150 million increase to the Company’s Class A common stock repurchase program. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances

In connection with the issuance during the third quarter of 2021 of LTIP Units in PJT Partners Holdings LP to certain personnel, PJT Partners Inc. issued two corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

2.1

Separation and Distribution Agreement by and among The Blackstone Group L.P., Blackstone Holdings I L.P., New Advisory GP L.L.C., PJT Partners Inc. and PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

3.1

Amended and Restated Certificate of Incorporation of PJT Partners Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

3.2

Amended and Restated By-Laws of PJT Partners Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

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

Date: October 29, 2021

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)