Form 10-K
period 2021-12-31
PJT Partners Inc.
filed 2022-02-25
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was approximately $1.7 billion.

As of February 18, 2022, there were 23,889,123 shares of Class A common stock, par value $0.01 per share, and 164 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyberattacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) failure of our computer systems or communication systems during a catastrophic event, including as a result of the increased use of remote work environments and virtual platforms during the outbreak of COVID-19 (coronavirus); (d) the impact of catastrophic events, such as COVID-19 or other pandemics, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business failures; (e) the impact of catastrophic events, such as COVID-19 or other pandemics, on our employees and our ability to provide services to our clients and respond to their needs; (f) the failure of third-party service providers to perform their functions; and (g) volatility in the political and economic environment.

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

Overview

PJT Partners is a premier global advisory-focused investment bank. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. Our team of senior professionals delivers a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. We also provide private fund advisory and fundraising services for alternative investment strategies, including private equity, real estate, hedge funds and private credit. PJT Partners began trading on the New York Stock Exchange (“NYSE”) under the symbol “PJT” on October 1, 2015.

We have world-class franchises in each of the areas in which we compete:

Strategic Advisory

Our team of leading professionals delivers strategic advice and innovative solutions to highly complex challenges and opportunities. We advise clients on transactions including mergers and acquisitions (“M&A”), spin-offs, activism defense, contested M&A, joint ventures, minority investments and divestitures. Additionally, we advise private and public company boards and management teams on strategies for building productive investor relationships with a focus on shareholder engagement; strategic investor relations; environmental, social and governance (“ESG”) matters; and other complex investor-related matters. Our capital markets advisory team specializes in advice and execution of public and private capital raises in the debt and equity capital markets. We provide advisory services related to debt financings, acquisition financings, structured product offerings, public equity raises including IPO and SPAC offerings, private capital raises for early and later stage companies as well as other capital structure related matters.

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

PJT Park Hill

PJT Park Hill, our leading global alternative asset advisory and fundraising business, provides private fund advisory and fundraising services for a diverse range of investment strategies. Moreover, PJT Park Hill is the only group among its peers with top-tier dedicated private equity, hedge fund, real estate and secondary advisory groups. PJT Park Hill’s Secondary Advisory business is a leading advisor to global alternative asset managers. In the secondary market, we advise GPs and LPs on liquidity and other structured solutions.

Our Key Competitive Strengths

We intend to execute on our strategy by capitalizing on the following strengths of our organization:

•

Young, Entrepreneurial Firm. PJT Partners combines decades of experience and excellence with the energy and enthusiasm of a new firm. Our teams act as trusted advisors to a diverse group of clients around the world, providing clients with creative solutions addressing a range of complex strategic matters. The creativity and depth of our advice, and the integrity and judgment with which we deliver it, provide a strong foundation for our growing business. The quality of our advice is core to what we do.

•

Global Market Leadership. Our Restructuring and Special Situations Group is a global market leader. Our PJT Park Hill platform has a leading market position across its businesses: private equity, real estate, hedge funds, private credit and secondary advisory. Our rapidly growing premier Strategic Advisory business is comprised of industry leading practitioners and has advised on some of the most high-profile and complex transactions. Our industry-leading PJT Camberview business is well-known in the marketplace, having advised more than 55 Fortune 100 companies since its founding in 2012.

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

•

Client Centric. Our success is built around the trust our clients have placed in us. We work every day to ensure that we are providing cutting edge advice on the critical matters facing our clients. We work to help them navigate through complex challenges and bold opportunities to meet their strategic objectives. Delivering optimal outcomes is what we strive for – our clients’ results are our reputation.

•

Premier Destination for Top Talent at All Levels. We have successfully recruited and will continue to recruit a wide range of diverse, talented colleagues at all levels who are attracted to our broad range of world-class advisory services and our unique culture. Our compelling value proposition includes a focus on serving clients with differentiated advice; a commitment to a culture of collaboration, character and growth; strong client relationships; and a deep and exceptional base of talent.

•

Collaboration Embedded in Culture. Our culture is informed by our core values – character, collaboration, commercial impact/client relationships and content – which provides an environment conducive to idea sharing, collaboration and innovation. Our bankers work together to leverage their collective experience and insights to deliver clients optimal service and outcomes.

•

One Integrated Firm, Highly Complementary Businesses. Our firm benefits from having a number of leading and complementary businesses. Our differentiated and diverse portfolio of industry, product and geographical expertise enables us to serve our clients in a unique way. Our premier advisory practices allow us to provide best-in-class advice to clients whether they are looking for growth through strategic alternatives, advice in shareholder engagement or in a restructuring or reorganization, or access to capital. Our deep networks across businesses allow us to connect clients and help them meet their strategic objectives.

•

Asset-Light Business Model. Our firm has deep global expertise, footprint and relationships while operating out of ten locations around the world. Since inception, we have chosen to operate in an asset-light, cloud-based environment, without the constraints of heavy infrastructure, legacy systems and processes. We focus on intellectual capital and relationships and rely on relatively limited embedded infrastructure to serve clients.

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

•

Further Integration of Capabilities Across Businesses to Enhance Growth. We operate a scaled, diversified global advisory franchise comprised of highly synergistic businesses, which each share our culture of excellence, teamwork and entrepreneurship. Our people have relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments as well as expertise in multiple product areas, industry verticals and geographies. By operating in a more integrated and cohesive manner, we are able to offer our clients a comprehensive and differentiated suite of advisory services. In addition, our deep networks across our businesses allow us to connect clients and provide incremental value in helping them meet their strategic objectives.

Our leading businesses in Restructuring and Special Situations, PJT Park Hill and PJT Camberview, in partnership with Strategic Advisory, continue to strengthen and expand our client relationships and brand reputation in the marketplace. We benefit from close collaboration across all our businesses, increased dialogues with financial sponsors as well as the increased footprint and product expertise and capabilities of our rapidly growing Strategic Advisory business.

Human Capital Management Philosophy

We believe that our culture is critical to all aspects of how we do business and to our long-term success. From day one of our firm, we were committed to our culture being a commercial differentiator. We have prioritized attracting and retaining top talent from a diverse range of backgrounds and experiences, focusing on those who both align with and enhance our culture in positive ways.

Our human capital successes are evident through the number and quality of hires we have made, our low levels of attrition and the feedback we receive through our employee surveys. Reinforcement of the culture we are building comes through engagement with our employees, the reward principles we apply to compensation and promotion decisions and our various talent development initiatives, which continue to evolve as we grow.

As of December 31, 2021, we employed 833 individuals globally, including 97 partners.

Board Oversight of Human Capital Management

Our Board of Directors (“Board”) is actively engaged in human capital management. Our Board periodically reviews a management succession plan that includes, among other things, an assessment of the experience, performance and skills of potential successors to our Chairman and CEO and our Managing Partner. CEO succession planning discussions are held in executive session by our Board.

More broadly, the Board, including the Compensation Committee, is regularly updated and consulted on key talent hires as well as key aspects of the Company’s human capital strategy. Human capital priorities are continuously refined based on business drivers, employee feedback and the overall environment for talent. Members of the Board also actively engage and spend time with our partners and employees at various forums throughout the year, including Board meetings and partner meetings. Board members are also kept abreast of human capital management matters through participation in firm-wide town hall meetings and are included on employee communications, including announcements of transactions on which the Company has advised.

Employee Feedback and Engagement

We view active dialogue with our employees as essential to maintaining our unique culture. Since 2017, we have conducted various employee surveys to formally gather systematic feedback. Participation is high, with consistent feedback on a multi-year basis. The key positive themes include a strong belief in our commitment to doing the right thing for both our clients and our firm, a belief that PJT Partners has a differentiated culture, a commitment to excellence and a strong sense of respect among colleagues. In addition, we host regular firm-wide town halls to connect employees with our management team and business leaders.

We use feedback from the survey, town halls and other employee connectivity forums to inform our ongoing efforts toward continuous improvement, including as it relates to broad human capital themes as well as more specific issues, such as support during the COVID-19 pandemic and how to improve various annual processes.

We have numerous other channels through which we engage with our employees on human capital topics, including our recruiting committee, talent development committee, women’s development series, individual performance reviews and other less formal forums, such as regularly scheduled meetings by business and level. We use these channels to solicit input on issues, such as resourcing and training priorities. We have also established forums for engagement around how we broaden our diversity lens, including through our employee resource groups, such as PJT Pride and the PJT Black Professional Network.

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

Employer of Choice Initiatives

From the beginning of our firm, we have strived to provide pay, benefits and other ancillary support mechanisms that help meet the varying needs of our partners and employees. Our total rewards package is based on competitive pay and is often structured to include discretionary bonuses that employ long-term incentives. Such incentives are designed to ensure alignment with our shareholders and the overall success of our firm. Other benefits we provide employees include health care, 401(k) plan and pension matching, generous paid-time off, discounted gym memberships, weekly wellness sessions, access to walk-in health care, emergency child care and an employee assistance program. Our benefits were continuously reviewed and adapted during the COVID-19 pandemic, and we recently enhanced many of our employer of choice initiatives, including global alignment of primary caregiver leave to 26 weeks, increase of our secondary caregiver leave to 12 weeks, leave for military personnel and the expansion of our vacation stipend program and emergency child care offering. We have also added new benefits including mental health and resilience training, the piloting of an onsite therapist in our London office, online workout classes and online guided meditation. Furthermore, we acknowledge work-life balance issues for our employees through a paid-time off policy that is consistent for all regardless of level.

It is our practice to review and benchmark our compensation and benefit practices annually and consider feedback from our employee surveys to ensure we remain an employer of choice.

Diversity, Equity and Inclusion

Our success as a firm is centered on recruiting, developing and retaining top talent from a diverse range of backgrounds and experiences. Fostering an inclusive culture, which welcomes differing perspectives and beliefs, enables us to provide the best advice and insights to our clients and to be an industry leader. Our efforts in this regard include early insight campus recruiting programs focused on ensuring race and gender diversity of our applicant pool and a diversity fellowship for business school applicants. We also continue to challenge ourselves to broaden the candidate profiles we review, ensuring we are looking beyond traditional finance programs. These efforts are supplemented by our use of an artificial intelligence recruiting tool specifically designed to identify talent from a broader range of backgrounds than may be identified purely from résumé reviews.

We continue to commit ourselves to diversity and inclusion, with a particular emphasis on broadening the lens from gender equity to include a more directed focus on race and the recruitment and retention of LGBTQ+ professionals. More recently, we hosted awareness sessions focused on diversity, equity and inclusion with our senior employees and established employee resource groups, including PJT Pride and the PJT Black Professional Network. Furthermore, we elevate the importance of diversity and inclusion as day-to-day workplace considerations through our annual training programs that include: Working with Respect, Your Influence and Impact at PJT Partners, and Fostering a Positive Work Environment.

To further emphasize the importance of diversity and inclusion as a critical part of our culture, every employee continues to be required to state an individual objective related to diversity and inclusion as part of their year-end review. Progress towards these objectives is discussed as part of mid-year and year-end performance and development reviews.

Employee Development

We understand that retaining best-in-class talent and building a firm for the long term requires providing the opportunity for career growth. With this in mind, we invest in a range of growth and development opportunities including the improvement of technical skills, client communication and leadership capabilities. We also recognize that our long-term success requires not only the recruitment of best-in-class senior talent, but in providing positive career trajectory and upward mobility for our employees. To that end, we continue to make significant improvements to our promotion process, such as strengthening our Managing Director promotion process and in our commitment to mentoring our rising talent, including through partnering with external executive coaches. These development efforts need to be consistently reinforced. Our review process and reward principles are designed to facilitate high-quality, honest feedback that supports the development of our people, enriches our culture and ensures we review, reward and develop people based on our values.

Engagement with the Broader Community

Our firm and our employees are actively engaged in supporting the needs of the underserved in the communities where we operate. To aid in the support of the communities we serve, the Company, our partners and employees have donated almost $4 million over the last two years to more than 180 global organizations dedicated to COVID-19 relief, mental health related causes or the advancement of racial equity. Our employees, including our summer interns, have made significant contributions of their time, volunteering more than 500 hours of service to the communities in which we operate. We have continued to require our summer program participants to complete a community volunteering project as a condition of a full-time offer for the following year.

Responding to the COVID-19 Pandemic

As has been the case since the beginning, our return-to-office goals have been driven by a desire to reconnect with colleagues and clients, build our business and further develop our culture, while continuing to prioritize the health and safety of our employees, clients, vendors and communities where we live and conduct business. There is no doubt that having our employees back in the office and spending time with clients helps facilitate these goals. Our employees have appreciated the flexibility inherent in a remote environment, and we are incorporating that desire for flexibility into our overall return-to-office plan. We continue to hold ourselves to rigorous safety protocols informed by guidance from the United States Centers for Disease Control and Prevention and local equivalent bodies for our international offices. Our Board has been, and continues to be, actively engaged with management in the oversight of the impact of COVID-19 on the Company and the Company’s actions in response.

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

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the U.S. and across the globe. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. PJT Partners LP, through which our advisory and placement services are conducted in the United States, as a registered broker-dealer, is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, which would include registered broker-dealers. State securities regulators also have regulatory or oversight authority over registered broker-dealers.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including capital structure, recordkeeping and the conduct and qualifications of directors, officers and employees. In particular, PJT Partners LP, as a registered broker-dealer and a FINRA member firm, is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

The new U.K. prudential regime for MiFID investment firms (“IFPR”) takes effect on January 1, 2022. Under the new guidance, PJT Partners (UK) Limited will be classified as a “MiFIDPRU investment firm,” which will substantially increase the amount of capital PJT Partners (UK) Limited is required to maintain for regulatory purposes in the future. Other aspects of the IFPR could have a material impact on PJT Partners (UK) Limited in the future.

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

The United Kingdom (“U.K.”) formally left the European Union (“EU”) on December 31, 2020. Our U.K. entity, PJT Partners (UK) Limited, previously serviced U.K. as well as European-domiciled clients. The U.K.’s exit from the EU resulted in the termination of PJT Partners (UK) Limited’s EU financial services passporting rights, which previously had permitted it to operate, on a cross-border and off-shore basis, in all EU countries. However, on October 1, 2020, PJT Partners Park Hill (Spain) A.V., S.A.U., the Company’s European licensed investment firm, became fully operational, following its successful registration with Spain’s National Securities Market Commission. This registration allows us to continue conducting certain regulated activities throughout the EU. On December 24, 2020, the U.K. and EU finalized the Trade and Cooperation Agreement that governs their future trading and security relationship from January 1, 2021. There remains uncertainty of the extent of potential impact as businesses, governments and regulatory authorities continue to interpret and implement the provisions of the agreement.

The potential impacts related to the U.K.’s exit from the EU, among other things, are the terms of the new economic and security relationship between the U.K. and the EU on the movement of services and capital, customer behavior, economic conditions, availability of capital, regulatory considerations or other matters are unclear and likely to change over time. The overall impact of the U.K.’s exit from the EU on any one or more factors, or more generally, could adversely affect our businesses, our results of operations and financial condition, including our revenues from investment banking activities, particularly in Europe.

Organizational Structure

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The ownership interests of the holders (other than PJT Partners Inc.) of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) are reflected as non-controlling interests in PJT Partners Inc.’s consolidated financial statements as of December 31, 2021.

Partnership Unit holders are granted an accompanying share of Class B common stock. This share of Class B common stock entitles the holder to a number of votes commensurate with such holder’s vested and unvested Partnership Units and does not provide any voting power in excess of the holder’s economic interest in the Company. Rather, it merely provides a vehicle for a Partnership Unit holder to vote such holder’s economic interest in the Company and does not give disproportionate or super-voting rights to holders of Partnership Units and Class B common stock.

In an effort to preserve the tax-free nature of our spin-off, our Certificate of Incorporation provided that holders of Class B common stock were limited to only one vote per share of Class B common stock solely with respect to the election or removal of directors. With the passage of time since the spin-off, this restriction on the voting rights of holders of Class B common stock is no longer operative. Pursuant to our Certificate of Incorporation, upon the request of a holder of Class B common stock and approval by the Board, such holder’s Class B common stock would be equalized to provide the same number of votes for the election and removal of directors as it does for all other matters. Accordingly, as of December 31, 2021, the holders of 9,463,854 vested and unvested Partnership Units have requested, and the Board has approved, that the shares of Class B common stock held by them provide them with the same number of votes for the election and removal of directors as they do for all other matters.

Holders of shares of our Class B common stock vote together with holders of our publicly traded Class A common stock as a single class on all matters on which such shareholders are entitled to vote generally, except as otherwise required by law.

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

Risks Relating to Our Business

Our business is subject to risks arising from catastrophic events, such as the global outbreak of COVID‑19 or other pandemic diseases.

The ongoing COVID-19 pandemic has and may likely continue to impact worldwide economic activity both globally and in specific industries in the short and medium term. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including the transmissibility, severity, duration and resurgences of the outbreak; new virus variants and the potential extent of their spread; the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments; the speed and strength of an economic recovery; and the impact to our employees and our operations, our clients’ operations, suppliers and business partners.

In 2021, the global economy began reopening and robust economic activity supported a continued recovery. However, the emergence of COVID-19 variants and related surges in COVID-19 cases have contributed to certain setbacks to reopening and could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements. Some medical experts and scientists believe that COVID-19 could perpetually reoccur for years, such as seasonally in winter, and even if generally ceasing to be fatal for most people, could increase the possibility of periods of increased restrictions of business operations. These and other factors may delay a return to pre-pandemic, ordinary course economic activity, or cause the U.S. economy or other major global economies to experience contraction or slower growth. In addition, the COVID-19 pandemic continues to cause labor shortages and disrupt global supply chains, which has contributed to prolonged disruptions. The COVID-19 pandemic is also contributing to growing inflationary pressures, particularly in the U.S., where inflation continues to show signs of acceleration. All of the above may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and would also exacerbate many of the other risks discussed in this “Risk Factors” section.

Even though the COVID-19 pandemic has been gradually subsiding, the market turmoil and other changes associated with the pandemic may have lasting effects on our business and operations. The proliferation of remote working may result in long-term changed market and consumer and workplace practices that could negatively impact us and our business. A significant number of our employees returned to our reopened offices in a hybrid capacity throughout 2021. In connection with our office use, we continue to follow the recommended and mandatory safety protocols issued by the respective governmental agencies in which our offices are located. Further, with the increased use of hybrid work environments and virtual platforms, we may be subject to a heightened risk of cyberattacks or other privacy or data security incidents.

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

Our private fund advisory and fundraising business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity, real estate, hedge funds and private credit for clients we serve.

PJT Park Hill provides private fund advisory and fundraising services for alternative investment strategies, including private equity, real estate, hedge funds and private credit. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity, real estate, hedge funds and private credit. Our ability to assist fund managers and sponsors raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. Additionally, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited, our results may be adversely affected.

Our revenue in any given period is dependent in part on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

A substantial portion of our revenue in any given period is dependent in part on the number of fee-paying clients in such period. We had 159 clients and 173 clients that generated fees equal to or greater than $1 million for the years ended December 31, 2021 and 2020, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients may vary significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2021 or 2020.

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

Our revenues and profits are highly volatile on a quarterly basis and may cause the price of our Class A common stock to fluctuate and decline.

Our revenues and profits are highly volatile. We earn advisory fees, generally from a limited number of engagements that generate significant fees at key transaction milestones, such as closing, the timing of which is outside of our control. We expect that we will continue to rely on advisory fees for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our advisory engagements or the market for advisory services would adversely affect our business. In addition, our financial results will likely fluctuate from quarter to quarter based on the timing of when fees are recognized, and high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in future periods. Because advisory revenue is volatile and represents a significant portion of our total revenue, we may experience greater variations in our revenues and profits than other larger, more diversified competitors in the financial services industry. Fluctuations in our quarterly financial results could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.

Because in many cases we do not recognize revenue until the successful consummation of the underlying transaction, our revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, we may be engaged by a client, but the transaction may not occur or be consummated because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client’s price, our client’s business experiences unexpected operating or financial problems, because our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business experiences unexpected operating or financial problems. In these circumstances, we often do not recognize significant advisory revenues, despite the fact that we have devoted considerable resources to these transactions.

In addition, with respect to our private fund advisory and fundraising business, we face the risk that we may not be able to collect all or a portion of the fees that we recognize. The placement fees earned by us are generally recognized by us for accounting purposes upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are generally paid by a client over a period of time with interest (for example, three to four years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund. There is a risk that during that period of time, we may not be able to collect all or a portion of the fees we are due for the services it has already provided to such client. For instance, a client’s fund may be liquidated prior to the time that all or a portion of the fees are due to be paid to us. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the placement fees recognized by us would be adversely affected.

In addition, we face the risk that certain clients may not have the financial resources to pay our agreed-upon fees. Certain clients may also be unwilling to pay our fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain such fees.

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

We face various cybersecurity and other operational risks related to our business on a day-to-day basis. We rely heavily on financial, accounting, communication and other information technology systems, and the people who operate them. These systems, including the systems of third parties on which we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our control.

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients and other third parties. We are subject to attempted security breaches and cyberattacks and, while such cyberattacks have not, to date, had a material impact on our operations, a successful breach of our systems, or the systems used by our clients and other third parties, could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary and client-sensitive information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including foreign governments or other unknown third parties. Although we take various measures to ensure the confidentiality, availability and integrity of our and third-party systems on which we rely, there can be no assurance that these measures will provide adequate protection, especially because the cyberattack techniques used change frequently or are not recognized until launched. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our business, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures. If our or third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. The increased use of mobile technologies and remote working arrangements heighten these and other operational risks.

In addition to the implementation of data security measures, we require our employees to maintain the confidentiality of the proprietary and client-sensitive information we hold. If an employee’s failure to follow proper data security procedures results in the improper release of confidential information, or our systems are otherwise compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

Phishing attacks and email spoofing attacks are often used to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business. We are also at risk for denial-of-service, distributed denial-of-service and/or other attacks that could result in the theft, dissemination and destruction of corporate and client-sensitive information or other assets.

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

Climate change, climate change-related regulation and the increased focus on ESG issues may adversely affect our business and financial results and damage our reputation.

There has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. Such restrictions and requirements could increase our costs or require additional technology and capital investment, which could adversely affect our results of operations. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities.

Additionally, ESG and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on our operations or the financial condition of our clients. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

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

As of December 31, 2021, we had cash, cash equivalents and investments of $200.5 million, of which $40.0 million was invested in Treasury securities. We monitor developments relating to the liquidity of these instruments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash or other assets could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which could have a material adverse effect on the value of our common stock.

Our international operations are subject to certain risks, which may affect our revenue.

For the year ended December 31, 2021, we earned 11.9% of our total revenues from our international operations. We intend to continue to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial, business, regulatory and reputational risks, which could include the following: greater difficulties in managing and staffing foreign operations; language and cultural differences; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers; restrictions on travel; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; less stable political and economic environments; civil disturbances or other catastrophic events that reduce business activity; and disasters or other business continuity problems, such as pandemics, other man-made or natural disasters or disruptions involving electronic communications or other services.

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

We have access to a revolving credit facility in an aggregate principal amount of $60 million with the option for a temporary increase of up to $80 million total.

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

These restrictions could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. In addition, such credit agreement requires us to maintain compliance with certain financial ratios, including those relating to earnings before interest, taxes, depreciation and amortization and consolidated indebtedness. Our ability to comply with these ratios and covenants may be affected by events beyond our control. A breach of the provisions of our credit agreement or our inability to comply with the required financial ratios or covenants included therein could result in a default thereunder. In the event of any such default, the lenders under the credit agreement could elect to: declare all outstanding debt, accrued interest and fees to be due and immediately payable; and require us to apply all of our available cash to repay our outstanding debt.

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

There is a risk that our employees or contractors engage in misconduct that adversely affects our business. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees or contractors were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory investigations or sanctions and we could suffer serious harm to our reputation, financial position, trading price of our Class A common stock, current client relationships and ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business.

U.S. regulators and enforcement agencies, including the U.S. Department of Justice and the SEC, continue to devote significant resources to the enforcement of the FCPA, anti-money laundering laws and anti-corruption laws, and the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with anti-bribery, anti-money laundering, anti-corruption and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our Class A common stock.

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

In May 2018, the EU’s General Data Protection Regulations (“GDPR”) came into effect, and changed how businesses can collect, use and process the personal data of EU residents. As we engage in significant business in the EU, we are subject to the GDPR’s requirements. The GDPR has extraterritorial effect and imposes a mandatory duty on businesses to self-report personal data breaches to authorities, and, under certain circumstances, to affected individuals. The GDPR also grants individuals the right to erasure (commonly referred to as the right to be forgotten), which may put a burden on us to erase records upon request. Compliance with the GDPR’s requirements may increase our legal, compliance and operational costs. Non-compliance with the GDPR’s requirements can result in significant penalties, which may have a material adverse effect on our business, expose us to legal and regulatory costs and impair our reputation.

Following the U.K.’s exit from the EU, the U.K. has implemented the GDPR as part of its national law (referred to as the “U.K. GDPR”). The EU GDPR’s data protection obligations continue to apply in the U.K. in substantially unvaried form under the U.K. GDPR. The U.K. GDPR exists alongside the U.K. Data Protection Act 2018 and its requirements are largely aligned with those under the EU GDPR and as such, may lead to similar compliance operational costs.

Other jurisdictions, including at both the U.S. federal and state levels as well as in non-U.S. jurisdictions where we conduct business, have also enacted or are considering data privacy legislation. Increasingly numerous, fast-changing and complex legislation related to data privacy may result in greater compliance costs, heightened regulatory scrutiny and significant penalties, which may have a material adverse effect on our operations, financial condition and prospects. New and changing regulations may increase compliance costs such that they hamper our ability to expand into new territories.

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

The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units and LTIP Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders.

At December 31, 2021, our executive officers and directors held and/or controlled (including by way of the proxy granted to Mr. Taubman by certain executive officers of Blackstone in connection with the spin-off) 23.7% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 32.7% of the voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At December 31, 2021, our Class B common stockholders held 28.0% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 38.5% of the voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including Mr. Taubman, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including Mr. Taubman, may gain the ability in the future to exercise significant influence over the outcome of director elections and removals as well.

Additionally, as of December 31, 2021, our Class B common stockholders own 38.4% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unitholders’ tax or other considerations even where no similar benefit would accrue to us.

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

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of Class A common stock of $74.09 and the London Interbank Offered Rate (“LIBOR”) of 0.58% at December 31, 2021, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2021, the aggregate amount of these termination payments would be $233.2 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

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

See “Certain Relationships and Related Person Transactions—PJT Partners Holdings LP Amended and Restated Limited Partnership Agreement” in our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders (our “2021 Proxy Statement”).

Risks Relating to Our Class A Common Stock

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional Partnership Units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2021, we have 2,970,751,543 shares of Class A common stock authorized but unissued, including 15,231,972 shares of Class A common stock that may be issued upon exchange of Partnership Units. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. The Company has authorized 17 million shares of Class A common stock for issuance of new awards under our Amended and Restated 2015 Omnibus Incentive Plan (in addition to the shares that were issuable under the plan in connection with the spin-off), of which 6.7 million were available for issuance as of December 31, 2021. Any Class A common stock that we issue, including under our Amended and Restated 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of PJT Partners Inc.

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

In addition, we and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement. See “Certain Relationships and Related Person Transactions—Exchange Agreement” in our 2021 Proxy Statement. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unitholder. The market price of shares of our Class A common stock could decline as a result of sales of our Class A common stock to fund exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of Class A common stock received in stock-settled exchanges or, in each case, the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

Our decision to repurchase shares of our Class A common stock will reduce our public float, which could cause our share price to decline.

On February 1, 2021, our Board authorized a $150 million increase to the Company’s Class A common stock repurchase program, which is in addition to the previous authorizations, of which $83.1 million was remaining as of

December 31, 2021. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased through open market purchases, privately negotiated transactions or otherwise, after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement) and other factors we deem relevant.

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

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York 10017. We currently lease the space for our offices in Boston, Chicago, Frankfurt, Hong Kong, Houston, London, Los Angeles, Madrid and San Francisco. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and its affiliates may be subject to legal proceedings and claims in the ordinary course of business. In addition, government agencies and self-regulatory organizations in countries in which we conduct business undertake periodic examinations and may initiate administrative proceedings regarding the Company’s and its affiliates’ business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, or its directors, officers or employees. It is our policy to cooperate fully with such governmental requests, examinations and administrative proceedings. In view of the inherent difficulty of determining whether any loss in connection with any such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings (including the matters described below), individually or in the aggregate, the resolution of which would have a material effect on the Company.

In June 2017, an action was filed in New York state court against defendants PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. PJT Partners Inc. and Park Hill Group LLC moved to dismiss the complaint. On August 13, 2018, the court dismissed all of the claims asserted against PJT Partners Inc. and Park Hill Group LLC, except for the fraud-based apparent authority claim. Plaintiffs and PJT Partners Inc. and Park Hill Group LLC appealed the court’s decision. On December 3, 2019, the appellate court dismissed the complaint in its entirety against PJT Partners Inc. and Park Hill Group LLC. On January 2, 2020, Plaintiffs filed a motion with the appellate court seeking reargument or, alternatively, leave to appeal, which motion was denied by the appellate court. On September 15, 2020, the New York Court of Appeals granted Plaintiffs permission to file an appeal, which appeal has since been filed. We believe this matter is without merit and will continue to vigorously oppose Plaintiffs’ appeal of the dismissal of their action.

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

As of February 18, 2022, there were 103 holders of record of our Class A common stock. This does not include the number of holders that hold Class A common stock in “street name” through banks or broker-dealers.

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

PJT Partners Inc. is a holding company and has no material assets other than its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described below. In accordance with the partnership agreement of PJT Partners Holdings LP, we intend to cause PJT Partners Holdings LP to make pro rata cash distributions, to the extent of available cash, to the holders of the partnership interests in PJT Partners Holdings LP, including PJT Partners Inc., in amounts equal to 50% of the taxable income allocated to such holders for purposes of funding their tax obligations in respect of the income of PJT Partners Holdings LP that is allocated to them, which we refer to as “tax distributions.” In certain periods, we expect that PJT Partners Inc. will receive tax distributions in excess of the amount required to cover cash dividends, if any, declared by us, and taxes and payments under the tax receivable agreement payable by PJT Partners Inc. To the extent the amount of accumulated cash at PJT Partners Inc. becomes material in future periods, we anticipate that our Board will consider appropriate actions, which may include increasing our cash dividend or paying special cash dividends to holders of our Class A common stock. Holders of Partnership Units will not be precluded from effecting exchanges under our exchange agreement prior to any such actions being taken. Because PJT Partners Inc. must pay taxes and make payments under the tax receivable agreement, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by PJT Partners Holdings LP to its limited partners on a per unit basis.

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

The stock performance graph below compares the performance of an investment in our Class A common stock from December 31, 2016 through December 31, 2021, with that of the S&P 500 Index and the S&P Financials Index. The graph assumes $100 was invested in our Class A common stock on December 31, 2016, and in the S&P 500 Index and the S&P Financials Index on December 31, 2016. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2021

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
October 1 to October 31	52,500	$82.99	52,500	$87.5 million
November 1 to November 30	—	—	—	87.5 million
December 1 to December 31	60,277	72.36	60,277	83.1 million
Total	112,777	$77.31	112,777	$83.1 million

(a)

On February 1, 2021, our Board authorized a $150 million increase to the Company’s Class A common stock repurchase program, which is in addition to the previous authorizations, of which $83.1 million was remaining as of December 31, 2021. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the issuance during the fourth quarter of 2021 of LTIP Units in PJT Partners Holdings LP to certain personnel and the transfer of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued three corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners Inc.’s Consolidated Financial Statements and the related notes included in this Annual Report on Form 10‑K.

Our Business

PJT Partners is a premier global advisory-focused investment bank. We offer a unique portfolio of advisory services designed to help our clients achieve their strategic objectives. Our team of senior professionals delivers a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. We also provide private fund advisory and fundraising services for alternative investment strategies, including private equity, real estate, hedge funds and private credit.

Further information regarding our business is provided in “Part I. Item 1. Business” of this filing.

Business Environment

Economic and global financial conditions, including a global pandemic such as COVID-19, can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” of this filing for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. Worldwide M&A announced volumes during 2021 were up significantly compared with 2020. While the pace of activity may not remain at these levels, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Global restructuring activity in 2021 slowed from elevated 2020 levels driven by a robust global economic recovery. Exuberant capital markets and refinancing activities fueled by a low interest rate environment resulted in historically low default rates. However, while some companies addressed near-term liquidity issues, many companies continue to deal with the long-term impact of severe business dislocations caused by COVID-19. These companies will need to address their long-term capital structures as financing markets become more difficult, supply chain disruptions continue and inflationary pressures cause fundamental business challenges. Therefore, we continue to believe that the medium- to long-term demand for such advisory services will improve.

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

Key Financial Measures

Revenues

Substantially all of our revenues are derived from contracts with clients to provide advisory and placement services. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

We provide a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Our fund placement services primarily serve alternative investment strategies, including private equity, real estate, hedge funds and private credit. We advise on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation and partnership terms and conditions most prevalent in the current environment. We also provide public and private placement fundraising services to our corporate clients and recognize placement and underwriting fees based on the successful completion of the transaction.

The amount and timing of the fees paid vary by the type of engagement and are typically based on retainers, completion of a transaction or a capital raise. Fees earned for services provided to alternative asset managers are typically recognized upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized over time as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate, such as the London Interbank Offered Rate or an alternate reference rate, plus a market-based margin. For funds with multiple closings, the constraint on variable consideration is lifted upon each closing. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized over time as the constraint over variable consideration is lifted. We may receive non-refundable up-front fees in our contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided.

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

•	Travel and Related – consisting of costs for our partners and employees to render services where our clients are located;
•	Professional Fees – consisting primarily of consulting, audit and tax, recruiting and legal and other professional services;
•	Communications and Information Services – consisting primarily of costs for our technology infrastructure and telecommunications costs;

•	Depreciation and Amortization – consisting of depreciation and amortization on our furniture, equipment, leasehold improvements and intangible assets; and
•	Other Expenses – consisting primarily of provision for credit losses, regulatory fees, insurance, fees paid for access to external market data, advertising and other general operating expenses.

Income Taxes – PJT Partners Inc. is a corporation subject to U.S. federal, state and local income taxes in jurisdictions where it does business. Our businesses generally operate as partnerships for U.S. federal and state purposes and as corporate entities in non-U.S. jurisdictions. In the U.S. federal and state jurisdictions, taxes related to income earned by these entities generally represent obligations of the individual members and partners.

The operating entities have generally been subject to New York City Unincorporated Business Tax and to entity-level income taxes imposed by non-U.S. jurisdictions, as applicable. These taxes have been reflected in our consolidated financial statements.

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

The portion of net income attributable to the non-controlling interests is presented separately in the Consolidated Statements of Operations.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$762,723	$872,286	$571,771	$(109,563)	(13%)	$300,515	53%
Placement Fees	216,692	162,237	133,180	54,455	34%	29,057	22%
Interest Income and Other	12,530	17,777	12,688	(5,247)	(30%)	5,089	40%
Total Revenues	991,945	1,052,300	717,639	(60,355)	(6%)	334,661	47%
Expenses
Compensation and Benefits	640,040	683,393	502,165	(43,353)	(6%)	181,228	36%
Occupancy and Related	34,686	34,282	31,547	404	1%	2,735	9%
Travel and Related	9,073	7,345	25,700	1,728	24%	(18,355)	(71%)
Professional Fees	27,209	23,014	21,779	4,195	18%	1,235	6%
Communications and Information Services	18,060	14,669	13,380	3,391	23%	1,289	10%
Depreciation and Amortization	15,750	15,055	14,496	695	5%	559	4%
Other Expenses	27,678	26,581	26,382	1,097	4%	199	1%
Total Expenses	772,496	804,339	635,449	(31,843)	(4%)	168,890	27%
Income Before Provision for Taxes	219,449	247,961	82,190	(28,512)	(11%)	165,771	202%
Provision for Taxes	29,494	35,535	18,403	(6,041)	(17%)	17,132	93%
Net Income	189,955	212,426	63,787	(22,471)	(11%)	148,639	233%
Net Income Attributable to Non-Controlling Interests	83,787	94,877	34,225	(11,090)	(12%)	60,652	177%
Net Income Attributable to PJT Partners Inc.	$106,168	$117,549	$29,562	$(11,381)	(10%)	$87,987	298%

Revenues

The following table provides revenue statistics for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Total Number of Clients	399	374	359
Total Number of Fees of at Least $1 Million from Client Transactions	159	173	142

There were no clients representing greater than 10% of revenues for the years ended December 31, 2021, 2020 and 2019.

Total Revenues were $991.9 million for the year ended December 31, 2021 compared with $1,052.3 million for the year ended December 31, 2020, a 6% decrease. Advisory Fees were $762.7 million for the year ended December 31, 2021, a decrease of $109.6 million compared with $872.3 million for the year ended December 31, 2020. A significant decrease in restructuring revenues from the prior year’s record levels was mostly offset by record-setting strategic advisory performance in 2021. Placement Fees were $216.7 million for the year ended December 31, 2021, an increase of $54.5 million compared with $162.2 million for the year ended December 31,

2020. The increase in Placement Fees was driven by a significant increase in corporate placements as well as increased fund placement activity.

Expenses

Expenses were $772.5 million for the year ended December 31, 2021, a decrease of $31.8 million compared with $804.3 million for the year ended December 31, 2020. The change in expenses was primarily driven by a decrease of $43.4 million in Compensation and Benefits and partially offset by increases in Professional Fees, Communications and Information Services and Travel and Related of $4.2 million, $3.4 million and $1.7 million, respectively. The decrease in Compensation and Benefits reflects a lower compensation accrual rate in 2021 compared with 2020. Professional Fees increased primarily due to higher senior advisor and recruiting expenses. The increase in Communications and Information Services was primarily driven by investments in technology infrastructure. Travel and Related increased during the current year due to increased levels of activity compared with the prior year, although such activity remains below pre-COVID levels.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2021 was $29.5 million compared with $35.5 million for the year ended December 31, 2020. This resulted in an effective tax rate of 13.4% and 14.3%, respectively, based on our Income Before Provision for Taxes of $219.4 million and $248.0 million for the years ended December 31, 2021 and 2020, respectively. The decrease in effective tax rate for the year ended December 31, 2021 from the year ended December 31, 2020 was primarily driven by a decrease in permanent differences related to equity-based compensation.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is derived from the Income Before Provision for Taxes and the percentage allocation of the income between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income.

We have omitted the discussion of the earliest of the three years covered in the 2021 Annual Report on Form 10-K. Such discussion is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2021, and is incorporated herein by reference.

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, investments, working capital assets and liabilities, any commitments and other liquidity requirements.

Our assets have been historically comprised of cash and cash equivalents, investments, receivables arising from advisory and placement engagements and operating lease right-of-use assets. Our liabilities primarily include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable and operating lease liabilities. We expect to pay a significant amount of incentive compensation toward the end of each year or during the beginning of the next calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at the end of the year or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually build throughout the remainder of the year.

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in Note 14. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

As of December 31, 2021 and 2020, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively. Additionally, as of December 31, 2021 and 2020, there were no borrowings outstanding under the revolving credit facility.

We evaluate our cash needs on a regular basis in light of current market conditions. As of December 31, 2021, we had cash, cash equivalents and investments of $200.5 million after paying a special dividend in October 2021 of $3.00 per share to Class A common stockholders for an aggregate payment of $73.0 million. As of December 31, 2020, we had cash, cash equivalents and investments of $437.4 million.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of December 31, 2021 and 2020, total accounts receivable, net of allowance for credit losses, were $289.3 million and $233.2 million, respectively. As of December 31, 2021 and 2020, the allowance for credit losses was $1.9 million and $1.3 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $104.6 million and $83.5 million as of December 31, 2021 and 2020, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

See Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information.

Share Repurchase Program

On February 1, 2021, our Board authorized a $150 million increase to the Company’s Class A common stock repurchase program, which is in addition to the previous authorizations, of which $83.1 million was remaining as of December 31, 2021. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

See Note 11. “Stockholders’ Equity—Treasury Stock” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information.

Commitments and Contingencies

Litigation

With respect to our litigation matters, including the litigation discussed under the caption “Legal Proceedings” elsewhere in this report, we are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

Guarantee

We provide a guarantee to a lending institution for certain loans held by employees for investment in funds of our former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $4.1 million and $6.0 million as of December 31, 2021 and 2020, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Contractual Obligations

We have entered into operating leases, primarily with respect to office space in our various locations. Further disclosure regarding our leases is provided in Note 12. “Leases” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

As of December 31, 2021, we had an amount due of $31.1 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in Note 2. “Summary of Significant Accounting Policies—Amount Due Pursuant to Tax Receivable Agreement” and Note 13. “Transactions with Related Parties—Tax Receivable Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Pursuant to the employee matters agreement entered into with Blackstone, we have agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. The amount of the tax benefit liability was $2.6 million as of December 31, 2021. Further disclosure regarding this liability is provided in Note 14. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Employee Matters Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Other

See Notes 8, 10, 12 and 14 in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements and commitments, respectively.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In applying many of these accounting principles, we need to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances, which are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following comprise the most significant estimates and judgments used in the preparation of our consolidated financial statements and could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments.

Revenue from Contracts with Customers

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

In certain instances, we may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied during the vesting period, the remaining unrecognized compensation cost is accelerated. If the market condition has not been satisfied during the vesting period, the remaining unrecognized compensation cost will continue to be recognized over the requisite service period.

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

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of December 31, 2021 and 2020, the allowance for credit losses was $1.9 million and $1.3 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the years ended December 31, 2021, 2020 and 2019, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated Statements of Comprehensive Income were a loss of $1.4 million, and gains of $2.3 million and $1.5 million, respectively, and in Interest Income and Other in the Consolidated Statements of Operations, losses of $2.0 million, $0.2 million and $2.7 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the uncertainty of the COVID-19 pandemic and the ongoing economic impact, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue from Contracts with Customers – Refer to Notes 2 & 3 to the financial statements

Critical Audit Matter Description

The Company’s services provided under contracts with customers include advisory and placement services. Fees related to these services are primarily recognized over time using a time-based method as the customer simultaneously receives and consumes the benefits as they are provided. With respect to the transaction price, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contains a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved and the Company has determined it is probable that there is not a significant risk of a revenue reversal in the future.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of recording of revenue from contracts with customers included the following, among others:

•	We tested the effectiveness of controls over revenue, including those over the timing of recording revenue.
•	We selected a sample of contracts for which revenue was recognized in 2021 and January 2022 and performed the following:
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

February 25, 2022

We have served as the Company’s auditor since 2015.

PJT Partners Inc.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2021	2020
Assets
Cash and Cash Equivalents	$200,481	$299,513
Investments	—	137,889
Accounts Receivable (net of allowance for credit losses of $1,853 and $1,330 at December 31, 2021 and 2020, respectively)	289,267	233,166
Intangible Assets, Net	24,386	32,030
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	37,147	38,777
Operating Lease Right-of-Use Assets	137,916	150,848
Other Assets	61,921	53,329
Deferred Tax Asset, Net	63,782	53,330
Total Assets	$987,625	$1,171,607
Liabilities and Equity
Accrued Compensation and Benefits	$121,717	$253,456
Accounts Payable, Accrued Expenses and Other Liabilities	23,753	25,944
Operating Lease Liabilities	157,013	172,291
Amount Due Pursuant to Tax Receivable Agreement	31,131	19,573
Taxes Payable	3,492	2,735
Deferred Revenue	12,947	9,762
Total Liabilities	350,053	483,761
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 29,248,457 and 27,293,085 issued at December 31, 2021 and 2020, respectively; 24,319,413 and 23,816,354 outstanding at December 31, 2021 and 2020, respectively)	292	267
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 159 issued and outstanding at December 31, 2021; 194 issued and outstanding at December 31, 2020)	—	—
Additional Paid-In Capital	391,242	349,363
Accumulated Deficit	(4,933)	(33,127)
Accumulated Other Comprehensive Income	631	1,414
Treasury Stock at Cost (4,929,044 and 3,476,731 shares at December 31, 2021 and 2020, respectively)	(267,000)	(163,658)
Total PJT Partners Inc. Equity	120,232	154,259
Non-Controlling Interests	517,340	533,587
Total Equity	637,572	687,846
Total Liabilities and Equity	$987,625	$1,171,607

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Advisory Fees	$762,723	$872,286	$571,771
Placement Fees	216,692	162,237	133,180
Interest Income and Other	12,530	17,777	12,688
Total Revenues	991,945	1,052,300	717,639
Expenses
Compensation and Benefits	640,040	683,393	502,165
Occupancy and Related	34,686	34,282	31,547
Travel and Related	9,073	7,345	25,700
Professional Fees	27,209	23,014	21,779
Communications and Information Services	18,060	14,669	13,380
Depreciation and Amortization	15,750	15,055	14,496
Other Expenses	27,678	26,581	26,382
Total Expenses	772,496	804,339	635,449
Income Before Provision for Taxes	219,449	247,961	82,190
Provision for Taxes	29,494	35,535	18,403
Net Income	189,955	212,426	63,787
Net Income Attributable to Non-Controlling Interests	83,787	94,877	34,225
Net Income Attributable to PJT Partners Inc.	$106,168	$117,549	$29,562
Net Income Per Share of Class A Common Stock
Basic	$4.25	$4.80	$1.23
Diluted	$3.99	$4.40	$1.21
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,959,382	24,496,285	24,007,138
Diluted	42,358,705	43,127,166	25,014,569

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Net Income	$189,955	$212,426	$63,787
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(1,444)	2,310	1,476
Comprehensive Income	188,511	214,736	65,263
Less:
Comprehensive Income Attributable to Non-Controlling Interests	83,126	95,919	34,928
Comprehensive Income Attributable to PJT Partners Inc.	$105,385	$118,817	$30,335

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Interests	Total
Balance at December 31, 2020	27,293,085	194	(3,476,731)	$267	$—	$349,363	$(33,127)	$1,414	$(163,658)	$533,587	$687,846
Net Income	—	—	—	—	—	—	106,168	—	—	83,787	189,955
Other Comprehensive Loss	—	—	—	—	—	—	—	(783)	—	(661)	(1,444)
Dividends Declared ($3.20 Per Share of Class A Common Stock)	—	—	—	—	—	—	(77,974)	—	—	—	(77,974)
Tax Distributions	—	—	—	—	—	—	—	—	—	(37,830)	(37,830)
Equity-Based Compensation	—	—	—	—	—	101,465	—	—	—	7,448	108,913
Net Share Settlement	—	—	—	—	—	(22,773)	—	—	—	—	(22,773)
Deliveries of Vested Shares of Class A Common Stock	1,955,372	—	—	25	—	(25)	—	—	—	—	—
Change in Ownership Interest	—	(35)	—	—	—	(36,788)	—	—	—	(68,991)	(105,779)
Treasury Stock Purchases	—	—	(1,452,313)	—	—	—	—	—	(103,342)	—	(103,342)
Balance at December 31, 2021	29,248,457	159	(4,929,044)	$292	$—	$391,242	$(4,933)	$631	$(267,000)	$517,340	$637,572

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

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net Income	$189,955	$212,426	$63,787
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	108,913	120,912	111,568
Depreciation and Amortization Expense	15,750	15,055	14,496
Amortization of Operating Lease Right-of-Use Assets	19,175	21,305	18,312
Deferred Taxes	7,096	6,911	11,509
Provision for Credit Losses	2,869	1,266	—
Other	(4,674)	(4,281)	3,421
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(61,034)	(4,943)	(11,059)
Other Assets	(3,060)	(6,490)	(17,612)
Accrued Compensation and Benefits	(131,388)	129,618	29,944
Accounts Payable, Accrued Expenses and Other Liabilities	(2,073)	818	1,355
Operating Lease Liabilities	(21,397)	(16,596)	(18,546)
Taxes Payable	847	(2,133)	(2,209)
Deferred Revenue	3,182	(4,426)	6,294
Net Cash Provided by Operating Activities	124,161	469,442	211,260
Investing Activities
Purchases of Investments	(97,638)	(278,060)	(11,253)
Proceeds from Sales and Maturities of Investments	235,457	141,162	10,859
Purchases of Furniture, Equipment and Leasehold Improvements	(6,472)	(8,854)	(8,811)
Settlement of Acquisition-Related Escrow	—	—	7,485
Net Cash Provided by (Used in) Investing Activities	131,347	(145,752)	(1,720)
Financing Activities
Dividends	(77,974)	(4,819)	(4,645)
Proceeds from Revolving Credit Facility	15,000	16,000	15,000
Payments on Revolving Credit Facility	(15,000)	(16,000)	(15,000)
Principal Payments on Term Loan	—	(21,500)	(8,500)
Tax Distributions	(37,830)	(54,685)	(11,428)
Employee Taxes Paid for Shares Withheld	(22,773)	(12,704)	(9,598)
Cash-Settled Exchanges of Partnership Units	(109,574)	(101,895)	(18,953)
Treasury Stock Purchases	(103,342)	(48,674)	(47,812)
Payments Pursuant to Tax Receivable Agreement	(1,890)	—	(210)
Net Cash Used in Financing Activities	(353,383)	(244,277)	(101,146)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,157)	4,150	1,446
Net Increase (Decrease) in Cash and Cash Equivalents	(99,032)	83,563	109,840
Cash and Cash Equivalents, Beginning of Period	299,513	215,950	106,110
Cash and Cash Equivalents, End of Period	$200,481	$299,513	$215,950
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$30,933	$36,161	$3,843
Payments for Interest	$10	$116	$1,386
Non-Cash Receipt of Shares	$1,125	$1,138	$—

See notes to consolidated financial statements.

PJT Partners Inc.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.	ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) offer a unique portfolio of advisory services designed to help clients achieve their strategic objectives. The Company’s team of senior professionals delivers a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. The Company also provides private fund advisory and fundraising services for alternative investment strategies, including private equity, real estate, hedge funds and private credit.

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

As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U and PJT Partners (Germany) GmbH.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Intercompany transactions have been eliminated for all periods presented.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which they are determined to be necessary. In preparing the consolidated financial statements, management makes estimates regarding the recognition of revenue, adequacy of the allowance for credit losses, assumptions used in the provision for income taxes, measurement of equity-based compensation and other matters that affect the reported amounts and disclosures in the consolidated financial statements.

Revenue Recognition

The Company provides a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, the Company may also assist with raising various forms of financing, including debt and equity. Secondary advisory services include providing solutions to investing clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. The Company’s fund placement services primarily serve alternative investment strategies, including private equity, real estate, hedge funds and private credit. The Company also provides public and private placement fundraising services to corporate clients.

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

The Company’s primary performance obligation with respect to advisory and placement services is to stand ready to perform a broad range of services the client may need over the course of the engagement. Fees related to these performance obligations are recognized over time using a time-based measure of progress.

The Company may also be engaged to provide a fairness opinion to the client, amend contract terms, provide underwriting services or arrange interim financing. The Company has determined that the delivery of these services represents a separate performance obligation that is satisfied at a point in time when each is completed and delivered to the client as the customer is able to direct the use of, and obtain substantially all of the benefits from, the service at that point.

With respect to the transaction price, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved and the Company has determined it is probable that there is not a significant risk of a revenue reversal in the future. The types of fees may vary in each engagement, but payments are generally due promptly upon completion of a specified event or, for retainer fees, periodically over the course of the engagement. With respect to contracts to provide placement services, fees are generally payable upon completion of a fund closing or may be paid in installments over three or four years with interest being charged to the outstanding balance. With respect to such fees paid over time, the Company has determined there is not a significant financing component related to such contracts. Fees earned for placement services to corporate clients are typically payable upon completion.

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

Costs to fulfill contracts consist of out-of-pocket expenses that are part of performing services and are generally expensed as incurred, except for performance obligations that are satisfied at a point in time. For contracts with customers where a performance obligation is satisfied at a point in time, out-of-pocket expenses, where material, are capitalized and subsequently expensed in the Consolidated Statements of Operations upon satisfaction of the performance obligation.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated (typically based upon the London Interbank Offered Rate or an alternate reference rate) plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Consolidated Statements of Financial Condition.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, investments, accounts receivable, other assets, accounts payable, accrued expenses, taxes payable and other liabilities approximates their fair value.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

In making an assessment of the fair value hierarchy classification of investments in Treasury securities, the Company considers the amount of trading activity, observability of pricing inputs as well as whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run,” which is the most liquid version of the maturity band). These securities are recorded at fair value using broker quotes, reflecting inputs from auction yields. Long-term receivables are classified as Level II in the fair value hierarchy.

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at four major financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $41.2 million and $47.8 million as of December 31, 2021 and 2020, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Consolidated Statements of Financial Condition.

Accounts Receivable

Accounts Receivable, Net includes receivables related to services provided in contracts with customers. Included in Accounts Receivable, Net are long-term receivables that relate to placement fees that are generally paid in installments over a period of three to four years. The Company generally charges interest on long-term receivables as mutually agreed upon with the receivable counterparty.

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

The Company reduces both the gross receivable and the allowance for credit losses in the period in which the receivable(s) are deemed uncollectible. The Company considers a receivable to be uncollectible at the point when all efforts at collection have been exhausted. A recovery may occur if cash is received after a receivable balance has been written off. Such recovery would be recorded as an increase to the allowance at the time of the recovery.

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

In certain instances, the Company may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied during the vesting period, the remaining unrecognized compensation cost is accelerated. If the market condition has not been satisfied during the vesting period, the remaining unrecognized compensation cost will continue to be recognized over the requisite service period.

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

The following table provides a disaggregation of revenues recognized from contracts with customers for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Advisory Fees	$762,723	$872,286	$571,771
Placement Fees	216,692	162,237	133,180
Interest Income from Placement Fees and Other	7,001	10,485	11,800
Revenues from Contracts with Customers	$986,416	$1,045,008	$716,751

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of December 31, 2021, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied is $35.6 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $15.3 million, $28.0 million and $33.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Fee Revenue recognized by the Company during the years ended December 31, 2021, 2020 and 2019 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, $9.0 million and $13.7 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of December 31, 2021 and 2020, the Company recorded $1.2 million and $2.4 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Year Ended December 31,
	2021	2020
Balance, Beginning of Year	$1,330	$—
Adoption of ASC 326	—	1,107
Provision for Credit Losses	2,869	1,266
Write-offs	(2,742)	(1,368)
Recoveries	396	325
Balance, End of Year	$1,853	$1,330

Included in Accounts Receivable, Net is accrued interest of $1.9 million and $2.5 million as of December 31, 2021 and 2020, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $104.6 million and $83.5 million as of December 31, 2021 and 2020, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $3.4 million and $2.9 million as of December 31, 2021 and 2020, respectively, which were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.8 million and $0.6 million as of December 31, 2021 and 2020, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2021 and 2020, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	December 31,
	2021	2020
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(39,797)	(33,747)
Trade Name	(6,893)	(5,299)
Total Accumulated Amortization	(46,690)	(39,046)
Intangible Assets, Net	$24,386	$32,030

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2021	2020	2019
Balance, Beginning of Year	$32,030	$39,806	$49,160
Amortization Expense	(7,644)	(7,776)	(7,654)
Measurement Period Adjustments (a)	—	—	(1,700)
Balance, End of Year	$24,386	$32,030	$39,806

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

Amortization of Intangible Assets held at December 31, 2021 is expected to be $6.5 million for the year ending December 31, 2022; $4.9 million for each of the years ending December 31, 2023 and 2024; $4.8 million for the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2021	2020
Leasehold Improvements	$56,230	$52,789
Furniture and Fixtures	18,044	17,773
Office Equipment	4,423	2,327
Total Furniture, Equipment and Leasehold Improvements	78,697	72,889
Accumulated Depreciation	(41,550)	(34,112)
Furniture, Equipment and Leasehold Improvements, Net	$37,147	$38,777

Depreciation expense was $8.0 million, $7.3 million and $6.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	December 31, 2021
	Level I	Level II	Level III	Total
Treasury Securities	$—	$40,000	$—	$40,000

	December 31, 2020
	Level I	Level II	Level III	Total
Treasury Securities	$—	$137,669	$—	$137,669
Other	—	220	—	220
Total	$—	$137,889	$—	$137,889

Investments in Treasury securities were included in Cash and Cash Equivalents at December 31, 2021 and in Investments at December 31, 2020 in the Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.	INCOME TAXES

The Company’s pretax income is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2021	2020	2019
Income Before Provision for Taxes
Domestic	$235,453	$260,361	$110,012
International	(16,004)	(12,400)	(27,822)
Total	$219,449	$247,961	$82,190

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current
Federal Income Tax	$13,673	$20,306	$3,442
State and Local Income Tax	6,096	7,747	3,142
Foreign Income Tax	2,629	571	310
	22,398	28,624	6,894
Deferred
Federal Income Tax	6,742	2,308	12,385
State and Local Income Tax	345	300	3,365
Foreign Income Tax	9	4,303	(4,241)
	7,096	6,911	11,509
Provision for Taxes	$29,494	$35,535	$18,403

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2021	2020	2019
Income Before Provision for Taxes	$219,449	$247,961	$82,190
Provision for Taxes	$29,494	$35,535	$18,403
Effective Income Tax Rate	13.4%	14.3%	22.4%

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2021	2020	2019
Expected Income Tax Expense at the Federal Statutory Rate	21.0%	21.0%	21.0%
Permanent Differences for Compensation	-2.2%	-0.1%	4.1%
Income Not Subject to U.S. Corporate Income Taxes	-8.7%	-8.3%	-8.6%
Foreign Income Taxes	1.2%	0.7%	-1.5%
State and Local Income Taxes, Net of Federal Benefit	2.5%	2.9%	5.7%
Return to Provision	-0.1%	-0.4%	-0.2%
Rate Change Impact	-0.5%	0.0%	1.3%
Tax Benefit from NOL Carryback under the CARES Act	—	-1.5%	—
Other	0.2%	0.0%	0.6%
Effective Income Tax Rate	13.4%	14.3%	22.4%

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2021	2020
Deferred Tax Assets
Operating Lease Liabilities	$19,818	$21,579
Tax Basis Step-Up from Blackstone	15,028	18,314
Deferred Compensation	16,939	17,481
Partner Exchange Basis Step-Up	36,350	20,451
Other	4,349	2,648
Total Deferred Tax Assets	$92,484	$80,473
Deferred Tax Liabilities
Operating Lease Right-of-Use Assets	$17,306	$18,762
Intangible Assets	1,654	1,302
Fixed Assets	1,612	1,823
Other	8,130	5,256
Total Deferred Tax Liabilities	28,702	27,143
Deferred Tax Asset, Net	$63,782	$53,330

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

The Company is subject to taxation in the United States and various state, local and foreign jurisdictions. As of December 31, 2021, the Company is not generally subject to examination by the tax authorities for years before 2018.

The Company had no unrecognized tax benefits as of December 31, 2021 and 2020.

The Company does not anticipate a material increase or decrease in unrecognized tax benefits during the coming year.

For the years ended December 31, 2021, 2020 and 2019, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the years ended December 31, 2021, 2020 and 2019 is presented below:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net Income Attributable to PJT Partners Inc.	$106,168	$117,549	$29,562
Less:
Dividends on Participating Securities	—	11	20
Net Income Attributable to Participating Securities	—	41	34
Net Income Attributable to Shares of Class A Common Stock — Basic	106,168	117,497	29,508
Incremental Net Income from Dilutive Securities	62,740	72,452	879
Net Income Attributable to Shares of Class A Common Stock — Diluted	$168,908	$189,949	$30,387
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,959,382	24,496,285	24,007,138
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	17,399,323	18,630,881	1,007,431
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	42,358,705	43,127,166	25,014,569
Net Income Per Share of Class A Common Stock
Basic	$4.25	$4.80	$1.23
Diluted	$3.99	$4.40	$1.21

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,677,805 for the year ended December 31, 2021, excluding unvested RSUs and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the years ended December 31, 2021 and 2020, there were no anti-dilutive securities. For the year ended December 31, 2019, there were 15,912,203 weighted-average Partnership Units that were anti-dilutive.

10.	EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

On October 1, 2015, the Company adopted the PJT Partners Inc. 2015 Omnibus Incentive Plan, and on April 24, 2019, the Company adopted the Amended and Restated PJT Partners Inc. Omnibus Plan (the “PJT Equity Plan”) for the purpose of providing incentive compensation measured by reference to the value of the Company’s Class A common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. The Company has authorized 17 million shares of Class A common stock for issuance of new awards under the PJT Equity Plan, (in addition to the shares that were issuable under the plan in connection with the spin-off), of which 6.7 million were available for issuance as of December 31, 2021. The Company intends to use newly-issued shares of the Company’s Class A common stock to satisfy vested restricted stock unit (“RSU”) awards under the PJT Equity Plan.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table represents equity-based compensation expense and related income tax benefit for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Equity-Based Compensation Expense	$108,913	$120,912	$111,568
Income Tax Benefit	$14,921	$16,417	$10,709

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with acquisition of CamberView, annual compensation process and ongoing hiring process, the Company has issued RSUs, which generally vest over a service life of three to five years. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

The following table summarizes activity related to unvested RSUs for the year ended December 31, 2021:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	4,801,398	$50.56
Granted	1,451,588	73.45
Vested	(2,205,095)	48.10
Forfeited	(77,457)	60.52
Dividends Reinvested on RSUs	128,237	61.30
Balance, December 31, 2021	4,098,671	$60.14

As of December 31, 2021, there was $128.8 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.1 years. The Company assumes a forfeiture rate of 1.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the years ended December 31, 2020 and 2019 was $53.70 and $43.87, respectively.

RSU Awards with Both Service and Market Conditions

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the year ended December 31, 2021:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	361,786	$27.56
Vested	(27,776)	30.24
Forfeited (a)	(282,497)	25.75
Dividends Reinvested on RSUs	(1,233)	17.46
Balance, December 31, 2021	50,280	$36.53

(a)	Awards forfeited as the specified market condition was not achieved.

As of December 31, 2021, there was $2.2 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company assumes a forfeiture rate of 4.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs with both a service and market condition granted for the years ended December 31, 2020 and 2019 was $34.42 and $12.07, respectively.

The Company estimated the fair value of RSU awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Risk-Free Interest Rate	0.2%	1.7% - 2.3%
Dividend Yield	0.5%	0.5%
Volatility Factor (a)	52.3%	28.2% - 29.8%
Expected Life (in years)	1.3	2.8 - 3.2

(a)	The weighted-average volatility factor was 29.0% for the year ended December 31, 2019.

Restricted Share Awards

In connection with the acquisition of CamberView, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the years ended December 31, 2021 and 2020, no restricted share awards were granted. As of December 31, 2021, there were 2,592 restricted shares outstanding and $0.1 million of estimated unrecognized compensation expense related to such restricted share awards. This cost is expected to be recognized over a weighted-average period of 0.8 years.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes activity related to unvested Partnership Units for the year ended December 31, 2021:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	356,290	$45.16
Granted	80,681	68.70
Vested	(188,376)	44.34
Balance, December 31, 2021	248,595	$53.42

As of December 31, 2021, there was $8.4 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 0.1 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the years ended December 31, 2020 and 2019 was $49.92 and $38.90, respectively.

Partnership Unit Awards with Both Service and Market Conditions

In connection with the spin-off, the Company also granted Partnership Unit awards containing both service and market conditions. The effect of the market condition was reflected in the grant date fair value of the award. Compensation cost was recognized over the requisite service period, provided that the service period was completed, irrespective of whether the market condition was satisfied. The service condition requirement with respect to such Partnership Unit awards was generally five years with 20% vesting in the third year, 30% in the fourth year and 50% in the fifth year. The market condition requirement would have been satisfied upon the publicly traded shares of Class A common stock achieving certain volume-weighted average share price targets over any consecutive 30-day trading period following the consummation of the spin-off, pro ratably at $48, $55, $63, $71 and $79 per share of Class A common stock. The $48, $55, $63, and $71 share price targets were previously achieved. The $79 share price target was not achieved and therefore the remaining Partnership Units awards related to that tranche were forfeited during 2021.

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the year ended December 31, 2021:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2020	1,210,826	$5.72
Forfeited (a)	(1,210,826)	5.72
Balance, December 31, 2021	—	$—

(a)	Awards forfeited as the specified market condition was not achieved.

As of December 31, 2021, there was no unrecognized compensation expense related to Partnership Unit awards with both a service and market condition.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2021, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	236,126	0.1
Restricted Stock Units	3,887,579	1.1
Restricted Share Awards	2,500	0.8
Total Equity-Based Awards	4,126,205	1.0

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $30.8 million, $34.7 million and $25.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $19.1 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.0 years.

11.	STOCKHOLDERS’ EQUITY

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

Partnership Unit holders are granted an accompanying share of Class B common stock. This share of Class B common stock entitles the holder to a number of votes commensurate with such holder’s vested and unvested Partnership Units and does not provide any voting power in excess of the holder’s economic interest in the Company. Rather, it merely provides a vehicle for a Partnership Unit holder to vote such holder’s economic interest in the Company and does not give disproportionate or super-voting rights to holders of Partnership Units and Class B common stock.

In an effort to preserve the tax-free nature of the spin-off, the Company’s Certificate of Incorporation provided that holders of Class B common stock were limited to only one vote per share of Class B common stock solely with respect to the election or removal of directors. With the passage of time since the spin-off, this restriction on the voting rights of holders of Class B common stock is no longer operative. Pursuant to the Company’s Certificate of Incorporation, upon the request of a holder of Class B common stock and approval by the Board, such holder’s Class B common stock would be equalized to provide the same number of votes for the election and removal of directors as it does for all other matters. Accordingly, as of December 31, 2021, the holders of 9,463,854 vested and unvested Partnership Units have requested, and the Board has approved, that the shares of Class B common stock held by them provide them with the same number of votes for the election and removal of directors as they do for all other matters.

Holders of shares of the Company’s Class B common stock vote together with holders of the Company’s publicly traded Class A common stock as a single class on all matters on which such shareholders are entitled to vote generally, except as otherwise required by law.

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Non-Controlling Interests

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2021 and 2020, the non-controlling interest was 38.4% and 41.0%, respectively. The percentage of the Net Income Attributable to Non-Controlling Interests will vary from this percentage primarily due to the differing level of income taxes applicable to the controlling interest.

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

Treasury Stock

On February 1, 2021, the Company’s Board authorized a $150 million increase to the Company’s Class A common stock repurchase program, which is in addition to the previous authorizations, of which $83.1 million was remaining as of December 31, 2021. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the year ended December 31, 2021, the Company repurchased 1.5 million shares of the Company’s Class A common stock at an average price per share of $71.13, or $103.3 million in aggregate, pursuant to this share repurchase program. The result of these repurchases was an increase of $103.3 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition for the year ended December 31, 2021. With respect to repurchases of the Company’s Class A common stock during the year ended December 31, 2020, the Company recorded an increase of $48.7 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition.
12.	LEASES

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating Lease Cost	$27,519	$27,492	$25,473
Short-Term Lease Cost	102	—	234
Variable Lease Cost	3,090	3,101	2,900
Sublease Income	(909)	(2,757)	(3,642)
Total Lease Cost	$29,802	$27,836	$24,965

Supplemental information related to the Company’s operating leases was as follows:

	Year Ended December 31,
	2021	2020	2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$21,397	$16,596	$18,546
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$6,765	$4,043	$183,672

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2021	2020
Weighted-Average Remaining Lease Term (in years)	7.6	8.4
Weighted-Average Discount Rate	4.7%	4.7%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of December 31, 2021:

Year Ending December 31,
2022	$29,709
2023	30,028
2024	28,507
2025	24,741
2026	19,470
Thereafter	54,827
Total Lease Payments	187,282
Less: Imputed Interest	30,269
Total	$157,013

13.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 1.5 million and 1.7 million Partnership Units, respectively, for cash in the amounts of $109.6 million and $101.9 million, respectively, for the years ended December 31, 2021 and 2020. Such amounts are recorded as a reduction of Non-Controlling Interests in the Consolidated Statements of Financial Condition.

With respect to the fourth quarter 2021 exchange, the Company has elected to settle the exchange of 103,226 Partnership Units on February 8, 2022 for cash for an aggregate payment of $6.6 million. The price per Partnership Unit paid by the Company was $63.54, which was equal to the volume-weighted average price of a share of the Company’s Class A common stock on February 3, 2022.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of December 31, 2021 and 2020, the Company had amounts due of $31.1 million and $19.6 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement: $1.4 million for the year ending December 31, 2022; $2.2 million for the years ending December 31, 2023, 2024, 2025 and 2026; and $20.9 million in years thereafter. Actual payments may differ significantly from estimated payments.

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

As of December 31, 2021 and 2020, the Company was in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively.

As of December 31, 2021 and 2020, there were no borrowings outstanding under the revolving credit facility.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $4.1 million and $6.0 million as of December 31, 2021 and 2020, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of December 31, 2021 and 2020.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of December 31, 2021 and 2020, the Company had accrued $2.6 million and $2.4 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

15.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $79.4 million and $243.2 million as of December 31, 2021 and 2020, respectively, which exceeded the minimum net capital requirement by $77.6 million and $241.2 million, respectively.

PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain regulatory net capital of €50 thousand. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of the greater of €75 thousand and 25% of the fixed overheads. As of December 31, 2021 and 2020, all of these entities were in compliance with local capital adequacy requirements.

The new U.K. prudential regime for MiFID investment firms takes effect on January 1, 2022. Under the new guidance, PJT Partners (UK) Limited will be classified as a “MiFIDPRU investment firm,” which will substantially increase the amount of capital PJT Partners (UK) Limited is required to maintain for regulatory purposes in the future.

16.	BUSINESS INFORMATION

The Company’s activities providing advisory and placement services constitute a single reportable segment. An operating segment is a component of an entity that conducts business and incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker in assessing

PJT Partners Inc.

Notes to Consolidated Financial Statements – Continued

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

performance and making resource allocation decisions. The Company has a single operating segment and therefore a single reportable segment.

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

	Year Ended December 31,
	2021	2020	2019
Revenues
Domestic	$873,563	$933,580	$652,108
International	118,382	118,720	65,531
Total	$991,945	$1,052,300	$717,639

	December 31,
	2021	2020
Assets
Domestic	$824,963	$975,762
International	162,662	195,845
Total	$987,625	$1,171,607

The Company was not subject to any material concentrations with respect to its revenues for the years ended December 31, 2021, 2020 and 2019. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of December 31, 2021 and 2020.

17.	SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on March 23, 2022 to Class A common stockholders of record on March 9, 2022.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides those described in Note 13. “Transactions with Related Parties—Exchange Agreement.”

PJT Partners Inc.

Schedule II – Valuation and Qualifying Accounts

(Dollars in Thousands)

	Allowance for Credit Losses
	Year Ended December 31,
	2021	2020 (a)	2019
Balance, Beginning of Period	$1,330	$—	$726
Additions:
Bad Debt Expense	—	—	2,081
Adoption of ASC 326	—	1,107	—
Provision for Credit Losses	2,869	1,266	—
Recoveries	396	325	—
Deductions:
Charge-offs of Uncollectible Balances	(2,742)	(1,368)	(2,807)
Balance, End of Period	$1,853	$1,330	$—

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2022 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Item 8 above.

2.	Financial Statement Schedules

See “Index to Consolidated Financial Statements” in this Annual Report on Form 10-K included in Item 8 above.

3.	Exhibits:

Exhibit
Number	Description

2.1

Separation and Distribution Agreement by and among The Blackstone Group L.P., Blackstone Holdings I L.P., New Advisory GP L.L.C., PJT Partners Inc. and PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

2.2

Agreement and Plan of Merger by and among CamberView Partners Holdings, LLC, PJT Partners Inc., PJT Partners Holdings LP, Blue Merger Sub LLC and CC CVP Partners Holdings, L.L.C., dated as of August 27, 2018 (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2018.)

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

4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020).

10.1

Employee Matters Agreement by and among The Blackstone Group L.P., Blackstone Holdings I L.P., New Advisory GP L.L.C., PJT Partners Inc., PJT Partners Holdings LP, PJT Capital LP, and PJT Management, LLC, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.2

Tax Matters Agreement by and among The Blackstone Group L.P., Blackstone Holdings I/II GP Inc., PJT Partners Inc., PJT Partners Holdings LP, StoneCo IV Corporation, PJT Capital LP, PJT Management, LLC and the seller parties defined therein, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.3

Amended and Restated Loan Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of October 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2018).

10.4

Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of February 4, 2020 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020).

Exhibit
Number	Description

10.5

Renewal and Modification Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of February 1, 2021 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

10.6

Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.7

Amendment to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.8

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 12, 2016 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017).

10.9

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of January 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2018).

10.10

Exchange Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and the holders of partnership units from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.11

Tax Receivable Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and each of the limited partners from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.12

Registration Rights Agreement by and among PJT Partners Inc. and the covered persons from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.13+

PJT Partners Inc. 2015 Omnibus Incentive Plan, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.14+

Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2019).

10.15+

PJT Partners Inc. Amended and Restated Bonus Deferral Plan, dated as of February 23, 2021 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

10.16+

Form of PJT Partners Holdings LP Restricted Bonus Component Agreement (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.17+

Partner Agreement between PJT Partners Holdings LP and Paul J. Taubman, dated as of October 9, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities Exchange Commission on September 3, 2015).

Exhibit
Number	Description

10.18+

Partner Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 9, 2014 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.19+

Amendment to Partner Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.20+

Amendment to Partner Non-Competition and Non-Solicitation Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.21+

Partner Agreement between PJT Partners Holdings LP and Helen T. Meates, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.22+

Partner Agreement between PJT Partners Holdings LP and James W. Cuminale, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.23+

Form of Founder Unit Grant Agreement (CEO) (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.24+

Form of Earn-Out Unit Grant Agreement (CEO) (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.25+

Form of Founder Unit Grant Agreement (non-CEO) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.26+

Form of Earn-Out Unit Grant Agreement (non-CEO) (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.27+

Form of Founder LTIP Unit Grant Agreement (non-CEO) (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.28+

Form of Director Restricted Stock Unit Grant Agreement (one-time award) (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.29+

Form of Director Restricted Stock Unit Grant Agreement (annual retainer) (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.30+

Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2016).

10.31+

Form of Special Equity Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017).

10.32

Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017).

Exhibit
Number	Description

21.1	Subsidiaries of PJT Partners Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management or compensating plan or arrangement

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

Date: February 25, 2022

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 25, 2022
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 25, 2022
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ James Costos	Director	February 25, 2022
James Costos

/s/ Emily K. Rafferty	Director	February 25, 2022
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 25, 2022
Thomas M. Ryan

/s/ Grace Reksten Skaugen	Director	February 25, 2022
Grace Reksten Skaugen

/s/ Kenneth C. Whitney	Director	February 25, 2022
Kenneth C. Whitney