Form 10-Q
period 2022-03-31
PJT Partners Inc.
filed 2022-04-28
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 25, 2022, there were 24,632,442 shares of Class A common stock, par value $0.01 per share, and 164 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyberattacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) failure of our computer systems or communication systems during a catastrophic event, including as a result of the increased use of remote work environments and virtual platforms; (d) the impact of catastrophic events, such as COVID-19 or other pandemics, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business failures; (e) the impact of catastrophic events, such as COVID-19 or other pandemics, on our employees and our ability to provide services to our clients and respond to their needs; (f) the failure of third-party service providers to perform their functions; and (g) volatility in the political and economic environment.

Any of these factors, as well as such other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2022	December 31, 2021
Assets
Cash and Cash Equivalents	$75,807	$200,481
Investments	19,974	—
Accounts Receivable (net of allowance for credit losses of $3,317 and $1,853 at March 31, 2022 and December 31, 2021, respectively)	352,245	289,267
Intangible Assets, Net	22,458	24,386
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	35,338	37,147
Operating Lease Right-of-Use Assets	131,362	137,916
Other Assets	89,230	61,921
Deferred Tax Asset, Net	64,732	63,782
Total Assets	$963,871	$987,625
Liabilities and Equity
Accrued Compensation and Benefits	$63,058	$121,717
Accounts Payable, Accrued Expenses and Other Liabilities	21,758	23,753
Operating Lease Liabilities	150,050	157,013
Amount Due Pursuant to Tax Receivable Agreement	31,714	31,131
Taxes Payable	2,553	3,492
Deferred Revenue	14,702	12,947
Revolving Credit Facility Payable	25,000	—
Total Liabilities	308,835	350,053
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 30,593,822 and 29,248,457 issued at March 31, 2022 and December 31, 2021, respectively; 24,777,849 and 24,319,413 outstanding at March 31, 2022 and December 31, 2021, respectively)	305	292
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 164 issued and outstanding at March 31, 2022; 159 issued and outstanding at December 31, 2021)	—	—
Additional Paid-In Capital	438,634	391,242
Retained Earnings (Deficit)	14,503	(4,933)
Accumulated Other Comprehensive Income (Loss)	(156)	631
Treasury Stock at Cost (5,815,973 and 4,929,044 shares at March 31, 2022 and December 31, 2021, respectively)	(323,569)	(267,000)
Total PJT Partners Inc. Equity	129,717	120,232
Non-Controlling Interests	525,319	517,340
Total Equity	655,036	637,572
Total Liabilities and Equity	$963,871	$987,625

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2022	2021
Revenues
Advisory Fees	$181,658	$152,600
Placement Fees	60,351	50,383
Interest Income and Other	4,310	3,717
Total Revenues	246,319	206,700
Expenses
Compensation and Benefits	159,232	132,793
Occupancy and Related	8,942	8,459
Travel and Related	4,458	517
Professional Fees	7,051	7,717
Communications and Information Services	4,423	4,174
Depreciation and Amortization	4,307	3,834
Other Expenses	7,758	5,317
Total Expenses	196,171	162,811
Income Before Provision for Taxes	50,148	43,889
Provision for Taxes	5,680	93
Net Income	44,468	43,796
Net Income Attributable to Non-Controlling Interests	18,764	17,114
Net Income Attributable to PJT Partners Inc.	$25,704	$26,682
Net Income Per Share of Class A Common Stock
Basic	$1.03	$1.07
Diluted	$1.00	$1.03
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,989,152	24,969,388
Diluted	26,551,835	42,858,757

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Net Income	$44,468	$43,796
Other Comprehensive Income (Loss), Net of Tax —Currency Translation Adjustment	(1,436)	124
Comprehensive Income	43,032	43,920
Less:
Comprehensive Income Attributable to Non-Controlling Interests	18,115	17,171
Comprehensive Income Attributable to PJT Partners Inc.	$24,917	$26,749

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended March 31, 2022
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional	Retained	Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Earnings	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2021	29,248,457	159	(4,929,044)	$292	$—	$391,242	$(4,933)	$631	$(267,000)	$517,340	$637,572
Net Income	—	—	—	—	—	—	25,704	—	—	18,764	44,468
Other Comprehensive Loss	—	—	—	—	—	—	—	(787)	—	(649)	(1,436)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,268)	—	—	—	(6,268)
Equity-Based Compensation	—	—	—	—	—	53,717	—	—	—	5,352	59,069
Net Share Settlement	—	—	—	—	—	(15,367)	—	—	—	—	(15,367)
Deliveries of Vested Shares of Class A Common Stock	1,345,365	—	—	13	—	(13)	—	—	—	—	—
Change in Ownership Interest	—	5	—	—	—	9,055	—	—	—	(15,488)	(6,433)
Treasury Stock Purchases	—	—	(886,929)	—	—	—	—	—	(56,569)	—	(56,569)
Balance at March 31, 2022	30,593,822	164	(5,815,973)	$305	$—	$438,634	$14,503	$(156)	$(323,569)	$525,319	$655,036

	Three Months Ended March 31, 2021
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Interests	Total
Balance at December 31, 2020	27,293,085	194	(3,476,731)	$267	$—	$349,363	$(33,127)	$1,414	$(163,658)	$533,587	$687,846
Net Income	—	—	—	—	—	—	26,682	—	—	17,114	43,796
Other Comprehensive Income	—	—	—	—	—	—	—	67	—	57	124
Dividends Declared ($0.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(1,270)	—	—	—	(1,270)
Equity-Based Compensation	—	—	—	—	—	27,938	—	—	—	2,010	29,948
Net Share Settlement	—	—	—	—	—	(20,415)	—	—	—	—	(20,415)
Deliveries of Vested Shares of Class A Common Stock	1,818,722	—	—	2	—	—	—	—	—	—	2
Change in Ownership Interest	—	(24)	—	—	—	20,939	—	—	—	(68,498)	(47,559)
Treasury Stock Purchases	—	—	(657,907)	—	—	—	—	—	(45,896)	—	(45,896)
Balance at March 31, 2021	29,111,807	170	(4,134,638)	$269	$—	$377,825	$(7,715)	$1,481	$(209,554)	$484,270	$646,576

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net Income	$44,468	$43,796
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity-Based Compensation Expense	59,069	29,948
Depreciation and Amortization Expense	4,307	3,834
Amortization of Operating Lease Right-of-Use Assets	5,362	4,780
Provision for Credit Losses	1,464	(192)
Other	(1,836)	(1,414)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(64,972)	(41,087)
Other Assets	(25,721)	(4,236)
Accrued Compensation and Benefits	(57,744)	(177,771)
Accounts Payable, Accrued Expenses and Other Liabilities	(1,862)	(102)
Operating Lease Liabilities	(5,640)	(5,351)
Taxes Payable	(889)	(1,109)
Deferred Revenue	1,755	(856)
Net Cash Used in Operating Activities	(42,239)	(149,760)
Investing Activities
Purchases of Investments	(19,979)	(97,638)
Proceeds from Sales and Maturities of Investments	—	162,813
Purchases of Furniture, Equipment and Leasehold Improvements	(806)	(43)
Net Cash Provided by (Used in) Investing Activities	(20,785)	65,132
Financing Activities
Dividends	(6,268)	(1,270)
Proceeds from Revolving Credit Facility	42,000	15,000
Payments on Revolving Credit Facility	(17,000)	(15,000)
Employee Taxes Paid for Shares Withheld	(15,367)	(20,415)
Cash-Settled Exchanges of Partnership Units	(6,559)	(48,478)
Treasury Stock Purchases	(56,569)	(45,896)
Payments Pursuant to Tax Receivable Agreement	—	(1,165)
Net Cash Used in Financing Activities	(59,763)	(117,224)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,887)	1,943
Net Decrease in Cash and Cash Equivalents	(124,674)	(199,909)
Cash and Cash Equivalents, Beginning of Period	200,481	299,513
Cash and Cash Equivalents, End of Period	$75,807	$99,604
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$2,071	$4,458
Non-Cash Receipt of Shares	$—	$1,125

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2022, the non-controlling interest was 37.9%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U. and PJT Partners (Germany) GmbH.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Intercompany transactions have been eliminated for all periods presented.

For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at four major financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $0.7 million and $41.2 million as of March 31, 2022 and December 31, 2021, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

3.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Advisory Fees	$181,658	$152,600
Placement Fees	60,351	50,383
Interest Income from Placement Fees and Other	2,122	1,780
Revenues from Contracts with Customers	$244,131	$204,763

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of March 31, 2022, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $40.8 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $24.0 million and $7.2 million for the three months ended March 31, 2022 and 2021, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Fee Revenue recognized by the Company during the three months ended March 31, 2022 and 2021 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022 and 2021, $6.3 million and $4.7 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of March 31, 2022 and December 31, 2021, the Company recorded $1.1 million and $1.2 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Three Months Ended March 31,
	2022	2021
Beginning Balance	$1,853	$1,330
Provision for Credit Losses	1,464	(192)
Recoveries	—	63
Ending Balance	$3,317	$1,201

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Included in Accounts Receivable, Net is accrued interest of $2.1 million and $1.9 million as of March 31, 2022 and December 31, 2021, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $151.4 million and $104.6 million as of March 31, 2022 and December 31, 2021, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $3.1 million and $3.4 million as of March 31, 2022 and December 31, 2021, respectively, which were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.8 million as of March 31, 2022 and December 31, 2021.

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2022	December 31, 2021
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(41,325)	(39,797)
Trade Name	(7,293)	(6,893)
Total Accumulated Amortization	(48,618)	(46,690)
Intangible Assets, Net	$22,458	$24,386

Amortization expense was $1.9 million for each of the three months ended March 31, 2022 and 2021.

Amortization of Intangible Assets held at March 31, 2022 is expected to be $4.6 million for the remainder of the year ending December 31, 2022; $4.9 million for each of the years ending December 31, 2023 and 2024; $4.8 million for the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31, 2022	December 31, 2021
Leasehold Improvements	$56,260	$56,230
Furniture and Fixtures	18,059	18,044
Office Equipment	4,730	4,423
Total Furniture, Equipment and Leasehold Improvements	79,049	78,697
Accumulated Depreciation	(43,711)	(41,550)
Furniture, Equipment and Leasehold Improvements, Net	$35,338	$37,147

Depreciation expense was $2.4 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	March 31, 2022
	Level I	Level II	Level III	Total
Treasury Securities	$—	$19,974	$—	$19,974

	December 31, 2021
	Level I	Level II	Level III	Total
Treasury Securities	$—	$40,000	$—	$40,000

Investments in Treasury securities were included in Investments as of March 31, 2022 and in Cash and Cash Equivalents as of December 31, 2021 in the Condensed Consolidated Statements of Financial Condition.

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended March 31,
	2022	2021
Income Before Provision for Taxes	$50,148	$43,889
Provision for Taxes	$5,680	$93
Effective Income Tax Rate	11.3%	0.2%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2022 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

The Company had no unrecognized tax benefits as of March 31, 2022.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2022 and 2021 is presented below:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$25,704	$26,682
Incremental Net Income from Dilutive Securities	786	17,409
Net Income Attributable to Shares of Class A Common Stock — Diluted	$26,490	$44,091
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,989,152	24,969,388
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	1,562,683	17,889,369
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	26,551,835	42,858,757
Net Income Per Share of Class A Common Stock
Basic	$1.03	$1.07
Diluted	$1.00	$1.03

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,185,805 for the three months ended March 31, 2022, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended March 31, 2022, there were 15,196,653 weighted-average Partnership Units that were anti-dilutive. For the three months ended March 31, 2021, there were no anti-dilutive securities.

Share Repurchase Program

On April 25, 2022, the Company’s Board of Directors authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations, of which $26.6 million remained as of March 31, 2022. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended March 31, 2022, the Company repurchased 0.9 million shares of the Company’s Class A common stock at an average price per share of $63.75, or $56.6 million in aggregate, pursuant to this share repurchase program.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

10.	EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 10. “Equity-Based and Other Deferred Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table represents equity-based compensation expense and related income tax benefit for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Equity-Based Compensation Expense	$59,069	$29,948
Income Tax Benefit	$8,022	$4,027

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the three months ended March 31, 2022:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	4,098,671	$60.14
Granted	1,836,887	63.62
Dividends Reinvested on RSUs	(49,604)	45.59
Forfeited	(21,872)	64.97
Vested	(1,502,562)	50.52
Balance, March 31, 2022	4,361,520	$65.06

As of March 31, 2022, there was $185.6 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.9 years. The Company assumes a forfeiture rate of 1.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the three months ended March 31, 2021 was $73.08.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

The Company has granted RSU awards containing both service and market conditions. The service condition requirement for these awards is generally three to five years. The market condition will generally be satisfied upon the publicly traded shares of Class A common stock achieving certain volume weighted average share price targets over various trading periods during the life of the award.

Effective February 10, 2022, the Company granted RSU awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such RSU awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of Class A common stock achieving a volume-weighted average share price over any consecutive 20-day trading period (“20-day VWAP”) of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied.

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the three months ended March 31, 2022:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	50,280	$36.53
Granted	1,514,748	41.97
Dividends Reinvested on RSUs	11	34.00
Vested	(4,167)	13.52
Balance, March 31, 2022	1,560,872	$41.87

As of March 31, 2022, there was $50.3 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 3.0 years. The Company assumes a forfeiture rate of 4.0% to 6.0% annually based on expected turnover and periodically reassesses this rate.

The Company estimated the fair value of RSU awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the three months ended March 31, 2022:

Risk-Free Interest Rate	2.0%
Volatility Factor	37.0%
Expected Life (in years)	5.0

Restricted Share Awards

In connection with the acquisition of CamberView Partners Holdings, LLC, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the three months ended March 31, 2022, no restricted share awards were granted. As of March 31, 2022, there were 2,592 restricted shares outstanding and $47 thousand of estimated unrecognized compensation expense related to such restricted share awards. This cost is expected to be recognized over a weighted-average period of 0.5 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the three months ended March 31, 2022:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	248,595	$53.42
Granted	47,588	59.84
Vested	(79,268)	49.26
Balance, March 31, 2022	216,915	$56.35

As of March 31, 2022, there was $9.5 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the three months ended March 31, 2021 was $68.10.

Partnership Unit Awards with Both Service and Market Conditions

Effective February 10, 2022, the Company granted Partnership Unit awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such Partnership Unit awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied.

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the three months ended March 31, 2022:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	—	$—
Granted	1,107,768	39.10
Balance, March 31, 2022	1,107,768	$39.10

As of March 31, 2022, there was $35.1 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 3.1 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company estimated the fair value of Partnership Unit awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the three months ended March 31, 2022:

Risk-Free Interest Rate	2.0%
Volatility Factor	37.0%
Expected Life (in years)	5.0

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2022, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	5,431,907	2.2
Partnership Units	1,202,741	2.8
Restricted Share Awards	2,584	0.5
Total Equity-Based Awards	6,637,232	2.3

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $7.0 million and $8.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $30.2 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.3 years.

11.	LEASES

The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Operating Lease Cost	$6,724	$6,846
Variable Lease Cost	1,004	852
Sublease Income	(210)	(270)
Total Lease Cost	$7,518	$7,428

Supplemental information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2022	2021
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$5,640	$5,351

	March 31, 2022	December 31, 2021
Weighted-Average Remaining Lease Term (in years)	7.5	7.6
Weighted-Average Discount Rate	4.7%	4.7%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of March 31, 2022:

Year Ending December 31,	Operating
2022 (April 1 through December 31)	$22,123
2023	29,809
2024	28,288
2025	24,614
2026	19,254
Thereafter	54,182
Total Lease Payments	178,270
Less: Imputed Interest	28,220
Total	$150,050

In March 2022, the Company entered into a lease agreement for office space. Such lease has not been included in Operating Lease Right-of-Use Assets and Operating Lease Liabilities as of March 31, 2022 on the Condensed Consolidated Statement of Financial Condition as the Company does not yet have the right to use the premises. Commencement of the lease is currently anticipated to occur in 2022 with an initial term that expires in 2027.

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

Further information regarding the exchange agreement is described in Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Certain Partnership Unitholders exchanged 0.1 million and 0.7 million Partnership Units, respectively, for cash in the amounts of $6.6 million and $48.5 million, respectively, for the three months ended March 31, 2022 and 2021, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

The Company intends to exchange 65,032 Partnership Units for cash on May 3, 2022 at a price equal to the volume-weighted average price per share of the Company’s Class A common stock on April 28, 2022.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2022 and December 31, 2021, the Company had amounts due of $31.7 million and $31.1 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

Commitments

Line of Credit

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). The Renewal Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Renewal Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility was scheduled to mature and the commitments thereunder were scheduled to terminate on October 1, 2022, subject to extension by agreement of the Borrower and Lender. On April 25, 2022, the Renewal Agreement was further amended to extend the maturity date to October 1, 2023.

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

As of March 31, 2022, the revolving credit facility balance was $25.0 million, and was subsequently repaid in full in April 2022. As of December 31, 2021, there were no borrowings outstanding under the revolving credit facility.

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

As of March 31, 2022 and December 31, 2021, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended Restated Loan Agreement, respectively.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $4.1 million as of March 31, 2022 and December 31, 2021. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of March 31, 2022 and December 31, 2021.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of March 31, 2022 and December 31, 2021, the Company had accrued $2.6 million, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

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

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $9.2 million and $79.4 million as of March 31, 2022 and December 31, 2021, respectively, which exceeded the minimum net capital requirement by $7.5 million and $77.6 million, respectively.

PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain minimum capital of the greater of the permanent minimum requirement of €75 thousand or a fixed overhead requirement, defined as 25% of fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm authorized and regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of the greater of the permanent minimum requirement of €75 thousand or 25% of the fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. As of March 31, 2022 and December 31, 2021, these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended March 31,
	2022	2021
Revenues
Domestic	$216,979	$164,280
International	29,340	42,420
Total	$246,319	$206,700

	March 31, 2022	December 31, 2021
Assets
Domestic	$822,197	$824,963
International	141,674	162,662
Total	$963,871	$987,625

The Company was not subject to any material concentrations with respect to its revenues for the three months ended March 31, 2022 and 2021. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of March 31, 2022 and December 31, 2021.

16.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on June 22, 2022 to Class A common stockholders of record on June 8, 2022.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides those described in Note 9. “Net Income Per Share of Class A Common Stock—Share Repurchase Program,” Note 12. “Transactions with Related Parties—Exchange Agreement,” and Note 13. “Commitments and Contingencies—Commitments, Line of Credit.”

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

For further information regarding our business, refer to “Part I. Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. Though worldwide M&A announced volumes during the first quarter of 2022 were down 21% compared with the first quarter of 2021, they remain at historically high levels1. While the pace of activity may change, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Despite a historically low default rate environment and continued easy access to capital for most companies, global restructuring activity in the first quarter of 2022 saw a modest uptick from the end of 2021. Recent restructuring deal activity has been more directed toward liability management transactions with near-term opportunities across sectors including healthcare, technology, consumer and real estate. Increasing interest rates and inflationary pressures, an uncertain geopolitical environment and continued business dislocations caused by COVID-19 should continue to create medium- to long-term demand for restructuring advisory services.

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

[1]	Source: Refinitiv Global Mergers & Acquisitions Review for First Quarter of 2022 as of March 31, 2022.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$181,658	$152,600	19%
Placement Fees	60,351	50,383	20%
Interest Income and Other	4,310	3,717	16%
Total Revenues	246,319	206,700	19%
Expenses
Compensation and Benefits	159,232	132,793	20%
Occupancy and Related	8,942	8,459	6%
Travel and Related	4,458	517	762%
Professional Fees	7,051	7,717	(9)%
Communications and Information Services	4,423	4,174	6%
Depreciation and Amortization	4,307	3,834	12%
Other Expenses	7,758	5,317	46%
Total Expenses	196,171	162,811	20%
Income Before Provision for Taxes	50,148	43,889	14%
Provision for Taxes	5,680	93	N/M
Net Income	44,468	43,796	2%
Net Income Attributable to Non-Controlling Interests	18,764	17,114	10%
Net Income Attributable to PJT Partners Inc.	$25,704	$26,682	(4)%

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Total Number of Clients	239	213
Total Number of Fees of at least $1 Million from Client Transactions	49	44

Total Revenues were $246.3 million for the three months ended March 31, 2022, an increase of $39.6 million compared with $206.7 million for the three months ended March 31, 2021. Advisory Fees were $181.7 million for the three months ended March 31, 2022, an increase of $29.1 million compared with $152.6 million for the three months ended March 31, 2021. Advisory Fees increased principally due to higher revenues in our restructuring business. Placement Fees were $60.4 million for the three months ended March 31, 2022, an increase of $10.0 million compared with $50.4 million for the three months ended March 31, 2021. The increase in Placement Fees was driven by a significant increase in fund placement revenues, which was partially offset by a decline in corporate placement activity.

Expenses

Expenses were $196.2 million for the three months ended March 31, 2022, an increase of $33.4 million compared with $162.8 million for the three months ended March 31, 2021. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Travel and Related and Other Expenses of $26.4 million, $3.9 million and $2.4 million, respectively. The increase in Compensation and Benefits Expense was principally the result of higher revenues during the current quarter. Travel and Related increased during the current quarter due to increased levels of activity compared with the same period a year ago, although such activity remains below pre-COVID-19 levels. The increase in Other Expenses reflects a higher allowance for credit losses as a result of a higher accounts receivable balance compared with the prior year quarter.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended March 31, 2022 was $5.7 million, which represents an effective tax rate of 11.3% on pretax income of $50.1 million. The Company’s Provision for Taxes for the three months ended March 31, 2021 was $93 thousand, which represents an effective tax rate of 0.2% on pretax income of $43.9 million.

The change in tax rate between the three months ended March 31, 2022 and 2021 was primarily due to a decreased tax benefit from the delivery of vested shares at values in excess of the amortized cost.

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

Our assets have been historically comprised of cash and cash equivalents, investments, receivables arising from advisory and placement engagements and operating lease right-of-use assets. Our liabilities generally include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable and operating lease liabilities. We expect to pay a significant amount of incentive compensation toward the end of each year or during the beginning of the next calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at the end of the year or during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to gradually build throughout the remainder of the year.

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). On April 25, 2022, the Renewal Agreement was further amended to extend the maturity date to October 1, 2023. Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of March 31, 2022 and December 31, 2021, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively. As of March 31, 2022, the revolving credit facility balance was $25.0 million, and was subsequently repaid in full in April 2022. As of December 31, 2021, there were no borrowings outstanding under the revolving credit facility.

We evaluate our cash needs on a regular basis in light of current market conditions. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $95.8 million and $200.5 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of March 31, 2022 and December 31, 2021, total accounts receivable, net of allowance for credit losses, were $352.2 million and $289.3 million, respectively. As of March 31, 2022 and December 31, 2021, the allowance for credit losses was $3.3 million and $1.9 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $151.4 million and $104.6 million as of March 31, 2022 and December 31, 2021, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Certain Partnership Unitholders exchanged 0.1 million and 0.7 million Partnership Units, respectively, for cash in the amounts of $6.6 million and $48.5 million, respectively, for the three months ended March 31, 2022 and 2021, respectively.

Share Repurchase Program

On April 25, 2022, the Company’s Board of Directors authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations, of which $26.6 million remained as of March 31, 2022. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended March 31, 2022, the Company repurchased 0.9 million shares of Class A common stock at an average price per share of $63.75, or $56.6 million in aggregate, pursuant to the share repurchase program.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material changes to our contractual obligations since December 31, 2021.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $4.1 million as of March 31, 2022 and December 31, 2021. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2022 and December 31, 2021, the Company had amounts due of $31.7 million and $31.1 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Other

See Notes 8, 10, 11 and 13 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements and commitments, respectively.

Critical Accounting Estimates

A discussion of critical accounting estimates is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of March 31, 2022 and December 31, 2021, the allowance for credit losses was $3.3 million and $1.9 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the three months ended March 31, 2022 and 2021, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a loss of $1.4 million and a gain of $0.1 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a gain of $0.1 million and a loss of $1.4 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the uncertainty of the COVID-19 pandemic and the ongoing economic impact, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group LLC and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleged, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants were grouped together with other defendants who were all alleged, generically, to have conspired to defraud the State of New Mexico. On November 30, 2015, after several years of motion practice, including an earlier decision by the New Mexico Supreme Court to consolidate this case with another case by the same plaintiffs (in which the Park Hill Defendants were not parties), the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. On June 6, 2017, the court granted the motion to dismiss brought on behalf of the State of New Mexico, the effect of which dismissed the action in its entirety, including as against the Park Hill Defendants. On June 9, 2020, Plaintiffs’ appeal of this decision was denied by the New Mexico Court of Appeals. On October 9, 2020, Plaintiffs’ petition for a writ of certiorari was denied by the New Mexico Supreme Court. On October 26, 2020, Plaintiffs filed a motion for rehearing with the New Mexico Supreme Court, which was denied on April 15, 2022. We believe this matter is without merit and will continue to vigorously oppose any further appeals by Plaintiffs.

ITEM 1A.	RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the First Quarter of 2022

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
January 1 to January 31	135,730	$67.92	135,730	$73.9 million
February 1 to February 28	456,895	64.04	456,895	44.7 million
March 1 to March 31	294,304	61.37	294,304	26.6 million
Total	886,929	$63.75	886,929	$26.6 million

(a)

On April 25, 2022, the Company’s Board of Directors authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations, of which $26.6 million remained as of March 31, 2022. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances

In connection with the issuance during the first quarter of 2022 of LTIP Units in PJT Partners Holdings LP to certain personnel, PJT Partners Inc. issued eight corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

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

*10.1	Partner Agreement between PJT Partners Holdings LP and David Travin, dated as of January 1, 2021.

*10.2	Form of Performance LTIP Unit Grant Agreement.

*10.3	Form of Performance Restricted Stock Unit Grant Agreement.

10.4	Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of April 25, 2022.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management or compensation plan or arrangement

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

Date: April 28, 2022

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)