Form 10-Q
period 2022-06-30
PJT Partners Inc.
filed 2022-07-29
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 25, 2022, there were 24,225,651 shares of Class A common stock, par value $0.01 per share, and 161 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2022	December 31, 2021
Assets
Cash and Cash Equivalents	$147,319	$200,481
Investments	34,167	—
Accounts Receivable (net of allowance for credit losses of $2,168 and $1,853 at June 30, 2022 and December 31, 2021, respectively)	303,112	289,267
Intangible Assets, Net	20,596	24,386
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	33,406	37,147
Operating Lease Right-of-Use Assets	126,166	137,916
Other Assets	77,612	61,921
Deferred Tax Asset, Net	65,507	63,782
Total Assets	$980,610	$987,625
Liabilities and Equity
Accrued Compensation and Benefits	$91,018	$121,717
Accounts Payable, Accrued Expenses and Other Liabilities	20,781	23,753
Operating Lease Liabilities	143,839	157,013
Amount Due Pursuant to Tax Receivable Agreement	31,316	31,131
Taxes Payable	2,408	3,492
Deferred Revenue	13,597	12,947
Total Liabilities	302,959	350,053
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 30,597,580 and 29,248,457 issued at June 30, 2022 and December 31, 2021, respectively; 24,377,531 and 24,319,413 outstanding at June 30, 2022 and December 31, 2021, respectively)	305	292
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 161 issued and outstanding at June 30, 2022; 159 issued and outstanding at December 31, 2021)	—	—
Additional Paid-In Capital	445,961	391,242
Retained Earnings (Deficit)	27,573	(4,933)
Accumulated Other Comprehensive Income (Loss)	(2,167)	631
Treasury Stock at Cost (6,220,049 and 4,929,044 shares at June 30, 2022 and December 31, 2021, respectively)	(350,926)	(267,000)
Total PJT Partners Inc. Equity	120,746	120,232
Non-Controlling Interests	556,905	517,340
Total Equity	677,651	637,572
Total Liabilities and Equity	$980,610	$987,625

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Advisory Fees	$186,649	$197,624	$368,307	$350,224
Placement Fees	49,482	40,337	109,833	90,720
Interest Income and Other	(2,990)	2,720	1,320	6,437
Total Revenues	233,141	240,681	479,460	447,381
Expenses
Compensation and Benefits	150,587	153,924	309,819	286,717
Occupancy and Related	8,658	8,760	17,600	17,219
Travel and Related	6,677	1,697	11,135	2,214
Professional Fees	7,226	8,233	14,277	15,950
Communications and Information Services	4,241	5,033	8,664	9,207
Depreciation and Amortization	4,094	3,809	8,401	7,643
Other Expenses	7,970	6,779	15,728	12,096
Total Expenses	189,453	188,235	385,624	351,046
Income Before Provision for Taxes	43,688	52,446	93,836	96,335
Provision for Taxes	8,495	9,590	14,175	9,683
Net Income	35,193	42,856	79,661	86,652
Net Income Attributable to Non-Controlling Interests	16,025	19,711	34,789	36,825
Net Income Attributable to PJT Partners Inc.	$19,168	$23,145	$44,872	$49,827
Net Income Per Share of Class A Common Stock
Basic	$0.76	$0.92	$1.79	$1.99
Diluted	$0.74	$0.89	$1.74	$1.91
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,141,339	25,051,017	25,065,684	25,010,968
Diluted	26,421,087	42,096,035	26,486,899	42,614,627

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$35,193	$42,856	$79,661	$86,652
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(3,659)	385	(5,095)	509
Comprehensive Income	31,534	43,241	74,566	87,161
Less:
Comprehensive Income Attributable to Non- Controlling Interests	14,377	19,892	32,492	37,063
Comprehensive Income Attributable to PJT Partners Inc.	$17,157	$23,349	$42,074	$50,098

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended June 30, 2022
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance at March 31, 2022	30,593,822	164	(5,815,973)	$305	$—	$438,634	$14,503	$(156)	$(323,569)	$525,319	$655,036
Net Income	—	—	—	—	—	—	19,168	—	—	16,025	35,193
Other Comprehensive Loss	—	—	—	—	—	—	—	(2,011)	—	(1,648)	(3,659)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,098)	—	—	—	(6,098)
Tax Distributions	—	—	—	—	—	—	—	—	—	(7,310)	(7,310)
Equity-Based Compensation	—	—	—	—	—	30,811	—	—	—	5,490	36,301
Net Share Settlement	—	—	—	—	—	(20)	—	—	—	—	(20)
Deliveries of Vested Shares of Class A Common Stock	3,758	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	(3)	—	—	—	(23,464)	—	—	—	19,029	(4,435)
Treasury Stock Purchases	—	—	(404,076)	—	—	—	—	—	(27,357)	—	(27,357)
Balance at June 30, 2022	30,597,580	161	(6,220,049)	$305	$—	$445,961	$27,573	$(2,167)	$(350,926)	$556,905	$677,651

	Six Months Ended June 30, 2022
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional	Retained	Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Earnings	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2021	29,248,457	159	(4,929,044)	$292	$—	$391,242	$(4,933)	$631	$(267,000)	$517,340	$637,572
Net Income	—	—	—	—	—	—	44,872	—	—	34,789	79,661
Other Comprehensive Loss	—	—	—	—	—	—	—	(2,798)	—	(2,297)	(5,095)
Dividends Declared ($0.50 Per Share of Class A Common Stock)	—	—	—	—	—	—	(12,366)	—	—	—	(12,366)
Tax Distributions	—	—	—	—	—	—	—	—	—	(7,310)	(7,310)
Equity-Based Compensation	—	—	—	—	—	84,528	—	—	—	10,842	95,370
Net Share Settlement	—	—	—	—	—	(15,387)	—	—	—	—	(15,387)
Deliveries of Vested Shares of Class A Common Stock	1,349,123	—	—	13	—	(13)	—	—	—	—	—
Change in Ownership Interest	—	2	—	—	—	(14,409)	—	—	—	3,541	(10,868)
Treasury Stock Purchases	—	—	(1,291,005)	—	—	—	—	—	(83,926)	—	(83,926)
Balance at June 30, 2022	30,597,580	161	(6,220,049)	$305	$—	$445,961	$27,573	$(2,167)	$(350,926)	$556,905	$677,651

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

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net Income	$79,661	$86,652
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity-Based Compensation Expense	95,370	57,238
Depreciation and Amortization Expense	8,401	7,643
Amortization of Operating Lease Right-of-Use Assets	10,327	9,565
Provision for Credit Losses	1,687	1,185
Other	4,512	(2,867)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(19,871)	(69,625)
Other Assets	(19,606)	1,012
Accrued Compensation and Benefits	(28,998)	(125,833)
Accounts Payable, Accrued Expenses and Other Liabilities	(2,529)	(347)
Operating Lease Liabilities	(11,268)	(10,578)
Taxes Payable	(870)	264
Deferred Revenue	660	(1,930)
Net Cash Provided by (Used in) Operating Activities	117,476	(47,621)
Investing Activities
Purchases of Investments	(54,164)	(97,638)
Proceeds from Sales and Maturities of Investments	19,979	162,813
Purchases of Furniture, Equipment and Leasehold Improvements	(1,752)	(1,852)
Net Cash Provided by (Used in) Investing Activities	(35,937)	63,323
Financing Activities
Dividends	(12,366)	(2,500)
Tax Distributions	(7,310)	(8,305)
Proceeds from Revolving Credit Facility	42,000	15,000
Payments on Revolving Credit Facility	(42,000)	(15,000)
Employee Taxes Paid for Shares Withheld	(15,387)	(20,415)
Cash-Settled Exchanges of Partnership Units	(10,995)	(65,208)
Treasury Stock Purchases	(83,926)	(80,294)
Payments Pursuant to Tax Receivable Agreement	(559)	(1,165)
Net Cash Used in Financing Activities	(130,543)	(177,887)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,158)	1,778
Net Decrease in Cash and Cash Equivalents	(53,162)	(160,407)
Cash and Cash Equivalents, Beginning of Period	200,481	299,513
Cash and Cash Equivalents, End of Period	$147,319	$139,106
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$4,770	$5,215
Payments for Interest	$133	$10
Non-Cash Receipt of Shares	$—	$1,125

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2022, the non-controlling interest was 38.2%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH and PJT Partners (France) SAS.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at four major financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw. Such amounts totaled $0.6 million and $41.2 million as of June 30, 2022 and December 31, 2021, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

Recent Accounting Developments

In June 2022, the FASB issued updated guidance on the fair value measurement of equity securities subject to contractual sale restrictions. The guidance is effective for annual and interim periods beginning after December 15, 2023, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its condensed consolidated financial statements.
3.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advisory Fees	$186,649	$197,624	$368,307	$350,224
Placement Fees	49,482	40,337	109,833	90,720
Interest Income from Placement Fees and Other	2,035	1,822	4,157	3,602
Revenues from Contracts with Customers	$238,166	$239,783	$482,297	$444,546

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of June 30, 2022, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $42.3 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing capital advisory services and standing ready to perform.

The Company recognized revenue of $21.0 million and $45.6 million for the three and six months ended June 30, 2022, respectively, and $3.6 million and $10.8 million for the three and six months ended June 30, 2021, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of capital advisory services. The majority of Fee Revenue recognized by the Company during the three and six months ended June 30, 2022 and 2021 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and six months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022 and 2021, $9.9 million and $7.9 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer deposits, which are also considered to be contract liabilities. As of June 30, 2022 and December 31, 2021, the Company recorded $1.0 million and $1.2 million, respectively, of customer deposits in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Six Months Ended June 30,
	2022	2021
Beginning Balance	$1,853	$1,330
Provision for Credit Losses	1,687	1,185
Write-offs	(1,372)	(501)
Recoveries	—	63
Ending Balance	$2,168	$2,077

Included in Accounts Receivable, Net is accrued interest of $2.6 million and $1.9 million as of June 30, 2022 and December 31, 2021, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $125.5 million and $104.6 million as of June 30, 2022 and December 31, 2021, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $5.2 million and $3.4 million as of June 30, 2022 and December 31, 2021, respectively, which were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.8 million as of June 30, 2022 and December 31, 2021.

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2022	December 31, 2021
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(42,789)	(39,797)
Trade Name	(7,691)	(6,893)
Total Accumulated Amortization	(50,480)	(46,690)
Intangible Assets, Net	$20,596	$24,386

Amortization expense was $1.9 million and $3.8 million for the three and six months ended June 30, 2022 and $1.9 million and $3.9 million for the three and six months ended June 30, 2021.

Amortization of Intangible Assets held at June 30, 2022 is expected to be $2.7 million for the remainder of the year ending December 31, 2022; $4.9 million for each of the years ending December 31, 2023 and 2024; $4.8 million for the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30, 2022	December 31, 2021
Leasehold Improvements	$54,060	$56,230
Furniture and Fixtures	18,277	18,044
Office Equipment	4,900	4,423
Total Furniture, Equipment and Leasehold Improvements	77,237	78,697
Accumulated Depreciation	(43,831)	(41,550)
Furniture, Equipment and Leasehold Improvements, Net	$33,406	$37,147

Depreciation expense was $2.2 million and $4.6 million for the three and six months ended June 30, 2022, respectively, and $1.9 million and $3.7 million for the three and six months ended June 30, 2021, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	June 30, 2022
	Level I	Level II	Level III	Total
Treasury Securities	$—	$40,225	$—	$40,225

	December 31, 2021
	Level I	Level II	Level III	Total
Treasury Securities	$—	$40,000	$—	$40,000

Investments in Treasury securities were included in both Cash and Cash Equivalents and Investments as of June 30, 2022 and in Cash and Cash Equivalents as of December 31, 2021 in the Condensed Consolidated Statements of Financial Condition.

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income Before Provision for Taxes	$43,688	$52,446	$93,836	$96,335
Provision for Taxes	$8,495	$9,590	$14,175	$9,683
Effective Income Tax Rate	19.4%	18.3%	15.1%	10.1%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2022 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

The Company had no unrecognized tax benefits as of June 30, 2022.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and six months ended June 30, 2022 and 2021 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$19,168	$23,145	$44,872	$49,827
Incremental Net Income from Dilutive Securities	476	14,295	1,261	31,434
Net Income Attributable to Shares of Class A Common Stock — Diluted	$19,644	$37,440	$46,133	$81,261
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,141,339	25,051,017	25,065,684	25,010,968
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	1,279,748	17,045,018	1,421,215	17,603,659
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	26,421,087	42,096,035	26,486,899	42,614,627
Net Income Per Share of Class A Common Stock
Basic	$0.76	$0.92	$1.79	$1.99
Diluted	$0.74	$0.89	$1.74	$1.91

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,272,650 and 40,229,485 for the three and six months ended June 30, 2022, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and six months ended June 30, 2022, there were 15,131,311 and 15,163,801 weighted-average Partnership Units, respectively, that were anti-dilutive. For the three and six months ended June 30, 2021, there were no anti-dilutive securities.

Share Repurchase Program

On April 25, 2022, the Company’s Board of Directors authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of June 30, 2022, the Company’s remaining repurchase authorization was $199.2 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the six months ended June 30, 2022, the Company repurchased 1.3 million shares of the Company’s Class A common stock at an average price per share of $64.98, or $83.9 million in aggregate, pursuant to this share repurchase program.

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

The following table represents equity-based compensation expense and related income tax benefit for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity-Based Compensation Expense	$36,301	$27,290	$95,370	$57,238
Income Tax Benefit	$4,595	$3,674	$12,617	$7,701

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the six months ended June 30, 2022:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	4,098,671	$60.14
Granted	1,879,575	63.73
Dividends Reinvested on RSUs	(35,219)	38.76
Forfeited	(62,239)	64.38
Vested	(1,505,172)	50.55
Balance, June 30, 2022	4,375,616	$65.09

As of June 30, 2022, there was $161.6 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.7 years. The Company assumes a forfeiture rate of 1.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the six months ended June 30, 2021 was $73.08.

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

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the six months ended June 30, 2022:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	50,280	$36.53
Granted	1,514,748	41.97
Dividends Reinvested on RSUs	158	34.22
Vested	(4,167)	13.52
Balance, June 30, 2022	1,561,019	$41.87

As of June 30, 2022, there was $45.7 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.8 years. The Company assumes a forfeiture rate of 4.0% to 6.0% annually based on expected turnover and periodically reassesses this rate.

The Company estimated the fair value of RSU awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the six months ended June 30, 2022:

Risk-Free Interest Rate	2.0%
Volatility Factor	37.0%
Expected Life (in years)	5.0

Restricted Share Awards

In connection with the acquisition of CamberView Partners Holdings, LLC, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the six months ended June 30, 2022, no restricted share awards were granted. As of June 30, 2022, there were 2,592 restricted shares outstanding and $24 thousand of estimated unrecognized

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

compensation expense related to such restricted share awards. This cost is expected to be recognized over a weighted-average period of 0.3 years.

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the six months ended June 30, 2022:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	248,595	$53.42
Granted	47,588	59.84
Vested	(79,268)	49.26
Balance, June 30, 2022	216,915	$56.35

As of June 30, 2022, there was $7.9 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.0 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the six months ended June 30, 2021 was $68.10.

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

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the six months ended June 30, 2022:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	—	$—
Granted	1,107,768	39.10
Balance, June 30, 2022	1,107,768	$39.10

As of June 30, 2022, there was $32.1 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

weighted-average period of 2.9 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

The Company estimated the fair value of Partnership Unit awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the six months ended June 30, 2022:

Risk-Free Interest Rate	2.0%
Volatility Factor	37.0%
Expected Life (in years)	5.0

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2022, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	5,469,003	2.0
Partnership Units	1,219,646	2.5
Restricted Share Awards	2,591	0.3
Total Equity-Based Awards	6,691,240	2.1

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $7.6 million and $14.6 million for the three and six months ended June 30, 2022 respectively, and $8.1 million and $15.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was $28.5 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.2 years.

11.	LEASES

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Lease Cost	$6,868	$6,980	$13,592	$13,826
Short-Term Lease Cost	—	37	—	37
Variable Lease Cost	1,083	733	2,087	1,585
Sublease Income	(196)	(219)	(406)	(489)
Total Lease Cost	$7,755	$7,531	$15,273	$14,959

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Supplemental information related to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2022	2021
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$11,268	$10,578
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$2,804	$6,765

	June 30, 2022	December 31, 2021
Weighted-Average Remaining Lease Term (in years)	7.3	7.6
Weighted-Average Discount Rate	4.6%	4.7%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of June 30, 2022:

Year Ending December 31,	Operating
2022 (July 1 through December 31)	$14,548
2023	29,674
2024	28,170
2025	24,755
2026	19,187
Thereafter	53,671
Total Lease Payments	170,005
Less: Imputed Interest	26,166
Total	$143,839

12.	TRANSACTIONS WITH RELATED PARTIES

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

Certain Partnership Unitholders exchanged 0.2 million and 0.9 million Partnership Units, respectively, for cash in the amounts of $11.0 million and $65.2 million, respectively, for the six months ended June 30, 2022 and 2021, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

The Company intends to exchange 20 thousand Partnership Units for cash on August 2, 2022 for cash for an aggregate payment of $1.4 million. The price per Partnership Unit to be paid by the Company is $70.59, which is equal to the volume-weighted average price per share of the Company’s Class A common stock on July 28, 2022.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2022 and December 31, 2021, the Company had amounts due of $31.3 million and $31.1 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility.

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

As of June 30, 2022 and December 31, 2021, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended Restated Loan Agreement, respectively.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $3.8 million and $4.1 million as of June 30, 2022 and December 31, 2021, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of June 30, 2022 and December 31, 2021.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of June 30, 2022 and December 31, 2021, the Company had accrued $2.5 million and $2.6 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

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

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $73.7 million and $79.4 million as of June 30, 2022 and December 31, 2021, respectively, which exceeded the minimum net capital requirement by $71.7 million and $77.6 million, respectively.

PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain minimum capital of the greater of the permanent minimum requirement of £75 thousand or a fixed overhead requirement, defined as 25% of fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm authorized and regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of the greater of the permanent minimum requirement of €75 thousand or 25% of the fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. As of June 30, 2022 and December 31, 2021, these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Domestic	$203,450	$197,062	$420,429	$361,342
International	29,691	43,619	59,031	86,039
Total	$233,141	$240,681	$479,460	$447,381

	June 30, 2022	December 31, 2021
Assets
Domestic	$835,209	$824,963
International	145,401	162,662
Total	$980,610	$987,625

16.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on September 21, 2022 to Class A common stockholders of record on September 7, 2022.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. There are several factors that could weigh on global M&A activity in the intermediate-term, including geopolitical factors, mounting inflationary pressures, and monetary policy. Though worldwide M&A announced volumes during the first half of 2022 were down 21% compared with the first half of 2021, they remain at historically high levels1. While the pace of activity has changed, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Global economic uncertainty and a rising interest rate environment drove an increase in global restructuring activity during the second quarter of 2022. Recent deal flow is primarily driven by liability management transactions and is most visible in the financial sponsor sector where leverage levels were higher coming into the current market sell-off or in the middle market, where access to capital was previously more limited. While the default outlook is inching higher, there remains no expectation of a material increase in defaults prior to 2023. However, industries with increasing risk of distress include healthcare, consumer-driven businesses and industrials, including building products and auto.

Given the global macroeconomic environment and supply of alternative investment opportunities in the market seeking capital, limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high as a flight to quality persists. As it relates to secondary activity, market volatility has increased resulting from rising inflation, supply chain disruption and geopolitical events. As a result, market sentiment has shifted away from highly concentrated portfolio structures in favor of diversification.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from contracts with clients to provide advisory and placement services. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

[1]	Source: Refinitiv Global Mergers & Acquisitions Review for First Half of 2022 as of June 30, 2022.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$186,649	$197,624	(6)%	$368,307	$350,224	5%
Placement Fees	49,482	40,337	23%	109,833	90,720	21%
Interest Income and Other	(2,990)	2,720	N/M	1,320	6,437	(79)%
Total Revenues	233,141	240,681	(3)%	479,460	447,381	7%
Expenses
Compensation and Benefits	150,587	153,924	(2)%	309,819	286,717	8%
Occupancy and Related	8,658	8,760	(1)%	17,600	17,219	2%
Travel and Related	6,677	1,697	293%	11,135	2,214	403%
Professional Fees	7,226	8,233	(12)%	14,277	15,950	(10)%
Communications and Information Services	4,241	5,033	(16)%	8,664	9,207	(6)%
Depreciation and Amortization	4,094	3,809	7%	8,401	7,643	10%
Other Expenses	7,970	6,779	18%	15,728	12,096	30%
Total Expenses	189,453	188,235	1%	385,624	351,046	10%
Income Before Provision for Taxes	43,688	52,446	(17)%	93,836	96,335	(3)%
Provision for Taxes	8,495	9,590	(11)%	14,175	9,683	46%
Net Income	35,193	42,856	(18)%	79,661	86,652	(8)%
Net Income Attributable to Non-Controlling Interests	16,025	19,711	(19)%	34,789	36,825	(6)%
Net Income Attributable to PJT Partners Inc.	$19,168	$23,145	(17)%	$44,872	$49,827	(10)%

N/M	Not meaningful.

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Number of Clients	234	225	293	282
Total Number of Fees of at least $1 Million from Client Transactions	41	50	89	98

Total Revenues were $233.1 million for the three months ended June 30, 2022, a decrease of $7.5 million compared with $240.7 million for the three months ended June 30, 2021. Advisory Fees were $186.6 million for the three months ended June 30, 2022, a decrease of $11.0 million compared with $197.6 million for the three months ended June 30, 2021. The decrease in Advisory Fees was driven principally by a decrease in strategic advisory revenues. Placement Fees were $49.5 million for the three months ended June 30, 2022, an increase of $9.1 million compared with $40.3 million for the three months ended June 30, 2021. The increase in Placement Fees was driven by increases in both fund placement and strategic advisory placement revenues. Interest Income and Other decreased $5.7 million for the current quarter compared with the prior year quarter. The decrease in Interest Income and Other was driven by a reduction in fair market value on certain equity securities received as part of transaction compensation.

Total Revenues were $479.5 million for the six months ended June 30, 2022, an increase of $32.1 million compared with $447.4 million for the six months ended June 30, 2021. Advisory Fees were $368.3 million for the six months ended June 30, 2022, an increase of $18.1 million compared with $350.2 million for the six months ended June 30, 2021. Advisory Fees increased principally due to higher restructuring revenues. Placement Fees were $109.8 million for the six months ended June 30, 2022, an increase of $19.1 million compared with $90.7 million for the six months ended June 30, 2021. The increase in Placement Fees was driven by a significant increase in fund placement revenues, which was partially offset by a decline in strategic advisory placement revenues. Interest Income and Other decreased $5.1 million for the six months compared with the same period a year ago. The decrease in Interest Income and Other was driven by a reduction in fair market value on certain equity securities received as part of transaction compensation.

Expenses

Expenses were $189.5 million for the three months ended June 30, 2022, an increase of $1.2 million compared with $188.2 million for the three months ended June 30, 2021. The increase in expenses was primarily attributable to increases in Travel and Related and Other Expenses of $5.0 million and $1.2 million, respectively, which was offset by decreases in Compensation and Benefits, Professional Fees and Communications and Information Services of $3.3 million, $1.0 million and $0.8 million, respectively. Travel and Related increased due to increased levels of business travel.

Expenses were $385.6 million for the six months ended June 30, 2022, an increase of $34.6 million compared with $351.0 million for the six months ended June 30, 2021. The increase in expenses was primarily attributable to increases in Compensation and Benefits, Travel and Related and Other Expenses of $23.1 million, $8.9 million and $3.6 million, respectively, which was partially offset by a decrease in Professional Fees of $1.7 million. The increase in Compensation and Benefits Expense was principally due to higher revenues during the current six month period compared with the same period a year ago. Travel and Related increased due to increased levels of business travel.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended June 30, 2022 was $8.5 million, which represents an effective tax rate of 19.4% on pretax income of $43.7 million. The Company’s Provision for Taxes for the three months ended June 30, 2021 was $9.6 million, which represents an effective tax rate of 18.3% on pretax income of $52.4 million.

The Company’s Provision for Taxes for the six months ended June 30, 2022 was $14.2 million, which represents an effective tax rate of 15.1% on pretax income of $93.8 million. The Company’s Provision for Taxes for the six months ended June 30, 2021 was $9.7 million, which represents an effective tax rate of 10.1% on pretax income of $96.3 million.

The change in tax rate between the three and six months ended June 30, 2022 and three and six months ended June 30, 2021 was primarily due to a lesser tax benefit received from the delivery of vested shares at values in excess of the original grant prices.

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

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). On April 25, 2022, the Renewal Agreement was further amended to extend the maturity date to October 1, 2023. Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of June 30, 2022 and December 31, 2021, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility.

We evaluate our cash needs on a regular basis in light of current market conditions. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $181.5 million and $200.5 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of June 30, 2022 and December 31, 2021, total accounts receivable, net of allowance for credit losses, were $303.1 million and $289.3 million, respectively. As of June 30, 2022 and December 31, 2021, the allowance for credit losses was $2.2 million and $1.9 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $125.5 million and $104.6 million as of June 30, 2022 and December 31, 2021, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Certain Partnership Unitholders exchanged 0.2 million and 0.9 million Partnership Units, respectively, for cash in the amounts of $11.0 million and $65.2 million, respectively, for the six months ended June 30, 2022 and 2021, respectively.

Share Repurchase Program

On April 25, 2022, the Company’s Board of Directors authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of June 30, 2022, the Company’s remaining repurchase authorization was $199.2 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the six months ended June 30, 2022, the Company repurchased 1.3 million shares of Class A common stock at an average price per share of $64.98, or $83.9 million in aggregate, pursuant to the share repurchase program.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $3.8 million and $4.1 million as of June 30, 2022 and December 31, 2021, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2022 and December 31, 2021, the Company had amounts due of $31.3 million and $31.1 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of June 30, 2022 and December 31, 2021, the allowance for credit losses was $2.2 million and $1.9 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the six months ended June 30, 2022 and 2021, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a loss of $5.1 million and a gain of $0.5 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $0.1 million and $1.7 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the geopolitical situation and the ongoing economic impact, rising interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

On June 16, 2009, Plaintiffs Frank Foy and Suzanne Foy, purportedly as qui tam plaintiffs on behalf of the State of New Mexico, filed a case in New Mexico state court against Park Hill Group LLC and one of its officers, as well as The Blackstone Group L.P. (together, “Park Hill Defendants”), in addition to dozens of other named and unnamed defendants, alleging violations of New Mexico’s Fraud Against Taxpayers Act (“FATA”) in an action styled Foy v. Austin Capital Management, Ltd., et al., Case No. D-101-CV-2009-01189 (N.M. Dist. Ct.). The complaint alleged, among other things, that the New Mexico Educational Retirement Board and the New Mexico State Investment Council made investments that were influenced by kickbacks and other inducements. In the complaint, the Park Hill Defendants were grouped together with other defendants who were all alleged, generically, to have conspired to defraud the State of New Mexico. On November 30, 2015, after several years of motion practice, including an earlier decision by the New Mexico Supreme Court to consolidate this case with another case by the same plaintiffs (in which the Park Hill Defendants were not parties), the New Mexico Attorney General filed a motion on behalf of the State of New Mexico seeking wholesale dismissal of these proceedings. On June 6, 2017, the court granted the motion to dismiss brought on behalf of the State of New Mexico, the effect of which dismissed the action in its entirety, including as against the Park Hill Defendants. On June 9, 2020, Plaintiffs’ appeal of this decision was denied by the New Mexico Court of Appeals. On October 9, 2020, Plaintiffs’ petition for a writ of certiorari was denied by the New Mexico Supreme Court. On October 26, 2020, Plaintiffs filed a motion for rehearing with the New Mexico Supreme Court, which was denied on April 15, 2022. Accordingly, Plaintiffs’ claims have been fully dismissed.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Second Quarter of 2022

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
April 1 to April 30	168,852	$63.78	168,852	$215.8 million
May 1 to May 31	139,994	69.10	139,994	206.2 million
June 1 to June 30	95,230	72.48	95,230	199.2 million
Total	404,076	$67.67	404,076	$199.2 million

(a)

On April 25, 2022, the Company’s Board of Directors authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of June 30, 2022, the Company’s remaining repurchase authorization was $199.2 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances

There were no unregistered sales of equity securities during the second quarter of 2022.

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

10.1

Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of April 25, 2022 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36869) filed with the Securities and Exchange Commission on April 28, 2022).

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

Date: July 29, 2022

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)