Form 10-Q
period 2022-09-30
PJT Partners Inc.
filed 2022-10-28
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of October 24, 2022, there were 24,413,796 shares of Class A common stock, par value $0.01 per share, and 163 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyberattacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) failure of our computer systems or communication systems during a catastrophic event, including as a result of the increased use of remote work environments and virtual platforms; (d) the impact of catastrophic events, such as COVID-19 or other pandemics, on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business failures; (e) the impact of catastrophic events, such as COVID-19 or other pandemics, on our employees and our ability to provide services to our clients and respond to their needs; (f) the failure of third-party service providers to perform their functions; and (g) volatility in the political and economic environment, including as a result of inflation and rising interest rates.

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

Website Disclosure

We use our website (www.pjtpartners.com) as a channel of distribution of Company information. The information we post may be deemed material. Accordingly, investors should monitor the website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about PJT Partners when you enroll your e-mail address by visiting the “Investor Relations” page of our website at ir.pjtpartners.com. Although we refer to our website in this report, the contents of our website are not included or incorporated by reference into this report. All references to our website in this report are intended to be inactive textual references only.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2022	December 31, 2021
Assets
Cash and Cash Equivalents	$189,829	$200,481
Investments	99,864	—
Accounts Receivable (net of allowance for credit losses of $2,312 and $1,853 at September 30, 2022 and December 31, 2021, respectively)	286,446	289,267
Intangible Assets, Net	19,110	24,386
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	31,272	37,147
Operating Lease Right-of-Use Assets	118,230	137,916
Other Assets	77,780	61,921
Deferred Tax Asset, Net	71,304	63,782
Total Assets	$1,066,560	$987,625
Liabilities and Equity
Accrued Compensation and Benefits	$150,452	$121,717
Accounts Payable, Accrued Expenses and Other Liabilities	24,781	23,753
Operating Lease Liabilities	135,002	157,013
Amount Due Pursuant to Tax Receivable Agreement	31,827	31,131
Taxes Payable	1,085	3,492
Deferred Revenue	12,935	12,947
Total Liabilities	356,082	350,053
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 30,893,826 and 29,248,457 issued at September 30, 2022 and December 31, 2021, respectively; 24,434,159 and 24,319,413 outstanding at September 30, 2022 and December 31, 2021, respectively)	308	292
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 163 issued and outstanding at September 30, 2022; 159 issued and outstanding at December 31, 2021)	—	—
Additional Paid-In Capital	476,462	391,242
Retained Earnings (Deficit)	42,530	(4,933)
Accumulated Other Comprehensive Income (Loss)	(3,847)	631
Treasury Stock at Cost (6,459,667 and 4,929,044 shares at September 30, 2022 and December 31, 2021, respectively)	(367,197)	(267,000)
Total PJT Partners Inc. Equity	148,256	120,232
Non-Controlling Interests	562,222	517,340
Total Equity	710,478	637,572
Total Liabilities and Equity	$1,066,560	$987,625

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Advisory Fees	$224,405	$179,900	$592,712	$530,124
Placement Fees	39,652	46,891	149,485	137,611
Interest Income and Other	2,035	4,507	3,355	10,944
Total Revenues	266,092	231,298	745,552	678,679
Expenses
Compensation and Benefits	179,080	148,149	488,899	434,866
Occupancy and Related	8,231	8,569	25,831	25,788
Travel and Related	6,336	2,765	17,471	4,979
Professional Fees	7,375	8,066	21,652	24,016
Communications and Information Services	4,155	4,341	12,819	13,548
Depreciation and Amortization	3,755	3,892	12,156	11,535
Other Expenses	9,518	7,241	25,246	19,337
Total Expenses	218,450	183,023	604,074	534,069
Income Before Provision for Taxes	47,642	48,275	141,478	144,610
Provision for Taxes	8,601	9,090	22,776	18,773
Net Income	39,041	39,185	118,702	125,837
Net Income Attributable to Non-Controlling Interests	17,953	17,740	52,742	54,565
Net Income Attributable to PJT Partners Inc.	$21,088	$21,445	$65,960	$71,272
Net Income Per Share of Class A Common Stock
Basic	$0.84	$0.86	$2.63	$2.85
Diluted	$0.82	$0.82	$2.56	$2.72
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	24,966,527	24,908,606	25,032,151	24,979,925
Diluted	26,519,173	42,010,543	26,497,177	42,414,461

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$39,041	$39,185	$118,702	$125,837
Other Comprehensive Loss, Net of Tax — Currency Translation Adjustment	(3,055)	(1,966)	(8,150)	(1,457)
Comprehensive Income	35,986	37,219	110,552	124,380
Less:
Comprehensive Income Attributable to Non- Controlling Interests	16,578	16,834	49,070	53,897
Comprehensive Income Attributable to PJT Partners Inc.	$19,408	$20,385	$61,482	$70,483

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended September 30, 2022
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance at June 30, 2022	30,597,580	161	(6,220,049)	$305	$—	$445,961	$27,573	$(2,167)	$(350,926)	$556,905	$677,651
Net Income	—	—	—	—	—	—	21,088	—	—	17,953	39,041
Other Comprehensive Loss	—	—	—	—	—	—	—	(1,680)	—	(1,375)	(3,055)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,131)	—	—	—	(6,131)
Tax Distributions	—	—	—	—	—	—	—	—	—	(16,889)	(16,889)
Equity-Based Compensation	—	—	—	—	—	31,047	—	—	—	5,599	36,646
Net Share Settlement	—	—	—	—	—	(1,298)	—	—	—	—	(1,298)
Deliveries of Vested Shares of Class A Common Stock	296,246	—	—	3	—	(3)	—	—	—	—	—
Change in Ownership Interest	—	2	—	—	—	755	—	—	—	29	784
Treasury Stock Purchases	—	—	(239,618)	—	—	—	—	—	(16,271)	—	(16,271)
Balance at September 30, 2022	30,893,826	163	(6,459,667)	$308	$—	$476,462	$42,530	$(3,847)	$(367,197)	$562,222	$710,478

	Nine Months Ended September 30, 2022
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional	Retained	Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Earnings	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2021	29,248,457	159	(4,929,044)	$292	$—	$391,242	$(4,933)	$631	$(267,000)	$517,340	$637,572
Net Income	—	—	—	—	—	—	65,960	—	—	52,742	118,702
Other Comprehensive Loss	—	—	—	—	—	—	—	(4,478)	—	(3,672)	(8,150)
Dividends Declared ($0.75 Per Share of Class A Common Stock)	—	—	—	—	—	—	(18,497)	—	—	—	(18,497)
Tax Distributions	—	—	—	—	—	—	—	—	—	(24,199)	(24,199)
Equity-Based Compensation	—	—	—	—	—	115,575	—	—	—	16,441	132,016
Net Share Settlement	—	—	—	—	—	(16,685)	—	—	—	—	(16,685)
Deliveries of Vested Shares of Class A Common Stock	1,645,369	—	—	16	—	(16)	—	—	—	—	—
Change in Ownership Interest	—	4	—	—	—	(13,654)	—	—	—	3,570	(10,084)
Treasury Stock Purchases	—	—	(1,530,623)	—	—	—	—	—	(100,197)	—	(100,197)
Balance at September 30, 2022	30,893,826	163	(6,459,667)	$308	$—	$476,462	$42,530	$(3,847)	$(367,197)	$562,222	$710,478

(continued)

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended September 30, 2021
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional	Retained	Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Earnings	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income	Stock	Interests	Total
Balance at June 30, 2021	29,121,401	168	(4,628,513)	$269	$—	$370,875	$14,200	$1,685	$(243,952)	$513,680	$656,757
Net Income	—	—	—	—	—	—	21,445	—	—	17,740	39,185
Other Comprehensive Loss	—	—	—	—	—	—	—	(1,060)	—	(906)	(1,966)
Dividends Declared ($3.05 Per Share of Class A Common Stock)	—	—	—	—	—	—	(74,248)	—	—	—	(74,248)
Tax Distributions	—	—	—	—	—	—	—	—	—	(6,595)	(6,595)
Equity-Based Compensation	—	—	—	—	—	24,209	—	—	—	1,903	26,112
Net Share Settlement	—	—	—	—	—	(180)	—	—	—		(180)
Deliveries of Vested Shares of Class A Common Stock	5,072	—	—	1	—	(1)	—	—	—	—	—
Change in Ownership Interest	—	(8)	—	—	—	(21,046)	—	—	—	(8,973)	(30,019)
Treasury Stock Purchases	—	—	(187,754)	—	—	—	—	—	(14,326)	—	(14,326)
Balance at September 30, 2021	29,126,473	160	(4,816,267)	$270	$—	$373,857	$(38,603)	$625	$(258,278)	$516,849	$594,720

	Nine Months Ended September 30, 2021
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Accumulated	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Stock	Interests	Total
Balance at December 31, 2020	27,293,085	194	(3,476,731)	$267	$—	$349,363	$(33,127)	$1,414	$(163,658)	$533,587	$687,846
Net Income	—	—	—	—	—	—	71,272	—	—	54,565	125,837
Other Comprehensive Loss	—	—	—	—	—	—	—	(789)	—	(668)	(1,457)
Dividends Declared ($3.15 Per Share of Class A Common Stock)	—	—	—	—	—	—	(76,748)	—	—	—	(76,748)
Tax Distributions	—	—	—	—	—	—	—	—	—	(14,900)	(14,900)
Equity-Based Compensation	—	—	—	—	—	77,577	—	—	—	5,773	83,350
Net Share Settlement	—	—	—	—	—	(20,595)	—	—	—	—	(20,595)
Deliveries of Vested Shares of Class A Common Stock	1,833,388	—	—	3	—	(1)	—	—	—	—	2
Change in Ownership Interest	—	(34)	—	—	—	(32,487)	—	—	—	(61,508)	(93,995)
Treasury Stock Purchases	—	—	(1,339,536)	—	—	—	—	—	(94,620)	—	(94,620)
Balance at September 30, 2021	29,126,473	160	(4,816,267)	$270	$—	$373,857	$(38,603)	$625	$(258,278)	$516,849	$594,720

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net Income	$118,702	$125,837
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	132,016	83,350
Depreciation and Amortization Expense	12,156	11,535
Amortization of Operating Lease Right-of-Use Assets	15,256	14,347
Provision for Credit Losses	2,756	1,356
Other	4,471	(5,037)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(6,792)	(20,366)
Other Assets	(19,908)	10,607
Accrued Compensation and Benefits	36,505	(73,970)
Accounts Payable, Accrued Expenses and Other Liabilities	1,967	1,172
Operating Lease Liabilities	(16,792)	(15,848)
Taxes Payable	(2,163)	1,985
Deferred Revenue	10	(1,360)
Net Cash Provided by Operating Activities	278,184	133,608
Investing Activities
Purchases of Investments	(143,929)	(97,638)
Proceeds from Sales and Maturities of Investments	44,270	162,813
Purchases of Furniture, Equipment and Leasehold Improvements	(2,508)	(4,752)
Net Cash Provided by (Used in) Investing Activities	(102,167)	60,423
Financing Activities
Dividends	(18,497)	(3,719)
Tax Distributions	(24,199)	(14,900)
Proceeds from Revolving Credit Facility	42,000	15,000
Payments on Revolving Credit Facility	(42,000)	(15,000)
Employee Taxes Paid for Shares Withheld	(16,685)	(20,595)
Cash-Settled Exchanges of Partnership Units	(12,392)	(95,870)
Treasury Stock Purchases	(100,197)	(94,620)
Payments Pursuant to Tax Receivable Agreement	(3,092)	(1,165)
Net Cash Used in Financing Activities	(175,062)	(230,869)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11,607)	(1,573)
Net Decrease in Cash and Cash Equivalents	(10,652)	(38,411)
Cash and Cash Equivalents, Beginning of Period	200,481	299,513
Cash and Cash Equivalents, End of Period	$189,829	$261,102
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$18,856	$9,375
Payments for Interest	$133	$10
Non-Cash Receipt of Shares	$275	$1,125
Dividends Declared, but Not Yet Paid	$—	$73,029

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2022, the non-controlling interest was 37.7%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH and PJT Partners (France) SAS.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at four major financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $0.6 million and $41.2 million as of September 30, 2022 and December 31, 2021, respectively.

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

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advisory Fees	$224,405	$179,900	$592,712	$530,124
Placement Fees	39,652	46,891	149,485	137,611
Interest Income from Placement Fees and Other	2,458	1,759	6,615	5,361
Revenues from Contracts with Customers	$266,515	$228,550	$748,812	$673,096

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of September 30, 2022, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $39.6 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $4.0 million and $50.2 million for the three and nine months ended September 30, 2022, respectively, and $1.8 million and $12.6 million for the three and nine months ended September 30, 2021, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of corporate and fund placement services. The majority of Fee Revenue recognized by the Company during the three and nine months ended September 30, 2022 and 2021 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and nine months ended September 30, 2022 and 2021.

For the nine months ended September 30, 2022 and 2021, $11.0 million and $8.9 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. As of September 30, 2022 and December 31, 2021, the Company recorded $1.5 million and $1.2 million, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Nine Months Ended September 30,
	2022	2021
Beginning Balance	$1,853	$1,330
Provision for Credit Losses	2,756	1,356
Write-offs	(2,297)	(949)
Recoveries	—	397
Ending Balance	$2,312	$2,134

Included in Accounts Receivable, Net is accrued interest of $2.3 million and $1.9 million as of September 30, 2022 and December 31, 2021, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $140.9 million and $104.6 million as of September 30, 2022 and December 31, 2021, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $6.8 million and $3.4 million as of September 30, 2022 and December 31, 2021, respectively, which were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $1.0 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively.

5.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2022	December 31, 2021
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(43,876)	(39,797)
Trade Name	(8,090)	(6,893)
Total Accumulated Amortization	(51,966)	(46,690)
Intangible Assets, Net	$19,110	$24,386

Amortization expense was $1.5 million and $5.3 million for the three and nine months ended September 30, 2022 and $1.9 million and $5.9 million for the three and nine months ended September 30, 2021.

Amortization of Intangible Assets held at September 30, 2022 is expected to be $1.2 million for the remainder of the year ending December 31, 2022; $4.9 million for each of the years ending December 31, 2023 and 2024; $4.8 million for the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30, 2022	December 31, 2021
Leasehold Improvements	$53,398	$56,230
Furniture and Fixtures	17,923	18,044
Office Equipment	5,405	4,423
Total Furniture, Equipment and Leasehold Improvements	76,726	78,697
Accumulated Depreciation	(45,454)	(41,550)
Furniture, Equipment and Leasehold Improvements, Net	$31,272	$37,147

Depreciation expense was $2.3 million and $6.9 million for the three and nine months ended September 30, 2022, respectively, and $2.0 million and $5.7 million for the three and nine months ended September 30, 2021, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	September 30, 2022
	Level I	Level II	Level III	Total
Treasury Securities	$—	$137,279	$—	$137,279

	December 31, 2021
	Level I	Level II	Level III	Total
Treasury Securities	$—	$40,000	$—	$40,000

Investments in Treasury securities were included in both Cash and Cash Equivalents and Investments as of September 30, 2022 and in Cash and Cash Equivalents as of December 31, 2021 in the Condensed Consolidated Statements of Financial Condition.

8.	INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income Before Provision for Taxes	$47,642	$48,275	$141,478	$144,610
Provision for Taxes	$8,601	$9,090	$22,776	$18,773
Effective Income Tax Rate	18.1%	18.8%	16.1%	13.0%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2022 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

The Company had no unrecognized tax benefits as of September 30, 2022.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and nine months ended September 30, 2022 and 2021 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$21,088	$21,445	$65,960	$71,272
Incremental Net Income from Dilutive Securities	672	12,800	1,931	44,172
Net Income Attributable to Shares of Class A Common Stock — Diluted	$21,760	$34,245	$67,891	$115,444
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	24,966,527	24,908,606	25,032,151	24,979,925
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	1,552,646	17,101,937	1,465,026	17,434,536
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	26,519,173	42,010,543	26,497,177	42,414,461
Net Income Per Share of Class A Common Stock
Basic	$0.84	$0.86	$2.63	$2.85
Diluted	$0.82	$0.82	$2.56	$2.72

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 39,985,576 and 40,147,172 for the three and nine months ended September 30, 2022, respectively, excluding unvested restricted stock units (“RSUs”) and participating RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and nine months ended September 30, 2022, there were 15,019,049 and 15,115,021 weighted-average Partnership Units, respectively, that were anti-dilutive. For the three and nine months ended September 30, 2021, there were no anti-dilutive securities.

Share Repurchase Program

On April 25, 2022, the Company’s Board of Directors authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of September 30, 2022, the Company’s remaining repurchase authorization was $183.0 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the nine months ended September 30, 2022, the Company repurchased 1.5 million shares of the Company’s Class A common stock at an average price per share of $65.43, or $100.2 million in aggregate, pursuant to this share repurchase program.

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

The following table represents equity-based compensation expense and related income tax benefit for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity-Based Compensation Expense	$36,646	$26,112	$132,016	$83,350
Income Tax Benefit	$4,621	$3,541	$17,238	$11,242

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the nine months ended September 30, 2022:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	4,098,671	$60.14
Granted	1,905,418	63.81
Dividends Reinvested on RSUs	(22,845)	25.03
Forfeited	(78,448)	64.48
Vested	(1,575,257)	51.28
Balance, September 30, 2022	4,327,539	$65.09

As of September 30, 2022, there was $140.1 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.5 years. The Company assumes a forfeiture rate of 1.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the nine months ended September 30, 2021 was $73.27.

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

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the nine months ended September 30, 2022:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	50,280	$36.53
Granted	1,514,748	41.97
Dividends Reinvested on RSUs	329	34.22
Vested	(4,167)	13.52
Balance, September 30, 2022	1,561,190	$41.87

As of September 30, 2022, there was $40.8 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.5 years. The Company assumes a forfeiture rate of 4.0% to 6.0% annually based on expected turnover and periodically reassesses this rate.

The Company estimated the fair value of RSU awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the nine months ended September 30, 2022:

Risk-Free Interest Rate	2.0%
Volatility Factor	37.0%
Expected Life (in years)	5.0

Restricted Share Awards

In connection with the acquisition of CamberView Partners Holdings, LLC, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense will be recognized over four years. For the nine months ended September 30, 2022, no restricted share awards were granted. As of September 30, 2022, there were 2,592 restricted shares outstanding.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the nine months ended September 30, 2022:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	248,595	$53.42
Granted	67,588	61.60
Vested	(86,768)	49.65
Balance, September 30, 2022	229,415	$57.26

As of September 30, 2022, there was $6.2 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 0.7 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the nine months ended September 30, 2021 was $68.70.

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

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the nine months ended September 30, 2022:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	—	$—
Granted	1,107,768	39.10
Balance, September 30, 2022	1,107,768	$39.10

As of September 30, 2022, there was $28.9 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.6 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company estimated the fair value of Partnership Unit awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the nine months ended September 30, 2022:

Risk-Free Interest Rate	2.0%
Volatility Factor	37.0%
Expected Life (in years)	5.0

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2022, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	5,477,575	1.8
Partnership Units	1,229,911	2.3
Restricted Share Awards	2,592	0.0
Total Equity-Based Awards	6,710,078	1.9

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $7.0 million and $21.7 million for the three and nine months ended September 30, 2022 respectively, and $7.2 million and $22.8 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $21.8 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.3 years.

11.	LEASES

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Lease Cost	$6,751	$6,801	$20,343	$20,627
Short-Term Lease Cost	—	56	—	93
Variable Lease Cost	534	587	2,621	2,172
Sublease Income	—	(210)	(406)	(699)
Total Lease Cost	$7,285	$7,234	$22,558	$22,193

Supplemental information related to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2022	2021
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$16,792	$15,848
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$2,804	$6,765

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2022	December 31, 2021
Weighted-Average Remaining Lease Term (in years)	7.1	7.6
Weighted-Average Discount Rate	4.6%	4.7%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of September 30, 2022:

Year Ending December 31,	Operating
2022 (October 1 through December 31)	$7,201
2023	29,099
2024	27,596
2025	24,428
2026	18,613
Thereafter	51,950
Total Lease Payments	158,887
Less: Imputed Interest	23,885
Total	$135,002

In September 2022, the Company entered into a lease agreement for office space. Such lease has not been included in Operating Lease Right-of-Use Assets and Operating Lease Liabilities as of September 30, 2022 on the Condensed Consolidated Statement of Financial Condition as the Company does not yet have the right to use the premises. Commencement of the lease is currently anticipated to occur prior to 2023 with a term that expires in 2024.

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

Certain Partnership Unitholders exchanged 0.2 million and 1.3 million Partnership Units, respectively, for cash in the amounts of $12.4 million and $95.9 million, respectively, for the nine months ended September 30, 2022 and 2021, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition. Additionally, 250 thousand Partnership Units were exchanged for shares of PJT Partners Inc. Class A common stock for the three and nine months ended September 30, 2022. There were no exchanges for shares of PJT Partners Inc. Class A common stock for the three and nine months ended September 30, 2021. Exchanges for shares are recorded as a reduction of Non-Controlling Interests and an increase in Additional Paid-In Capital in the Condensed Consolidated Statements of Financial Condition.

The Company intends to exchange 38 thousand Partnership Units for cash on November 1, 2022 for an aggregate payment of $2.7 million. The price per Partnership Unit to be paid by the Company is $71.26, which is equal to the volume-weighted average price per share of the Company’s Class A common stock on October 27, 2022.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2022 and December 31, 2021, the Company had amounts due of $31.8 million and $31.1 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Aircraft Lease

The Company makes available to its partners and, on occasion, their family members personal use of a Company-leased aircraft when it is not being used for business purposes, for which the partners pay the full incremental costs associated with such use. Such amount is not material to the condensed consolidated financial statements.

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

(the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). The Renewal Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, pursuant to the terms and conditions set forth in the Renewal Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility was scheduled to mature and the commitments thereunder were scheduled to terminate on October 1, 2022, subject to extension by agreement of the Borrower and Lender. On April 25, 2022, the Renewal Agreement was further amended to extend the maturity date to October 1, 2023.

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

As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility.

The Renewal Agreement requires the Borrower to maintain certain minimum financial covenants and limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to incur additional indebtedness in excess of $20.0 million. Outstanding borrowings under the Renewal Agreement are secured by the accounts receivable of PJT Partners LP.

As of September 30, 2022 and December 31, 2021, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended and Restated Loan Agreement, respectively.

Contingencies

Litigation

From time to time, the Company may be named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, after consultation with external counsel, the Company believes it is not probable and/or reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company. The Company is not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $3.6 million and $4.1 million as of September 30, 2022 and December 31, 2021, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of September 30, 2022 and December 31, 2021.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of September 30, 2022 and December 31, 2021, the Company had accrued $3.4 million and $2.6 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

14.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the United States and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $174.2 million and $79.4 million as of September 30, 2022 and December 31, 2021, respectively, which exceeded the minimum net capital requirement by $172.7 million and $77.6 million, respectively.

PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain minimum capital of the greater of the permanent minimum requirement of £75 thousand or a fixed overhead requirement, defined as 25% of fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm authorized and regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of the greater of the permanent minimum requirement of €75 thousand or 25% of the fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. As of September 30, 2022 and December 31, 2021, these entities were in compliance with local capital adequacy requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Domestic	$243,330	$211,875	$663,759	$573,217
International	22,762	19,423	81,793	105,462
Total	$266,092	$231,298	$745,552	$678,679

	September 30, 2022	December 31, 2021
Assets
Domestic	$919,361	$824,963
International	147,199	162,662
Total	$1,066,560	$987,625

16.	SUBSEQUENT EVENTS

The Board of Directors of PJT Partners Inc. has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on December 21, 2022 to Class A common stockholders of record as of December 7, 2022.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. There are several factors that weigh on global M&A activity in the intermediate-term, including geopolitical factors, mounting inflationary pressures, and monetary policy. Though worldwide M&A announced volumes during the first nine months of 2022 were down 34% compared with the first nine months of 2021, they remain at historically high levels, compared with average volumes over the past 25 years1. While the pace of activity has changed, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Continued global economic uncertainty, rising interest rates and inflation led to increasing global restructuring activity during the third quarter of 2022. Adverse macroeconomic conditions, particularly in the debt and equity markets drove an increase of in-court restructurings during the third quarter. In addition, out-of-court liability management transactions, primarily driven by financial sponsor activity continued to remain active. Restructuring opportunities remain across most sectors including healthcare, consumer-driven businesses and industrials.

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

[1]	Source: Refinitiv Global Mergers & Acquisitions Review for First Nine Months of 2022 as of September 30, 2022.

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding placement fees receivable; miscellaneous income; investment gains and losses; foreign exchange gains and losses arising from transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Condensed Consolidated Statements of Financial Condition.

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, cash bonuses, other cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Changes in this expense are driven by fluctuations in the number of employees, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. In addition, this expense is affected by the composition of our work force. The expense associated with our bonus and equity plans can also have a significant impact on this expense category and may vary from year to year.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$224,405	$179,900	25%	$592,712	$530,124	12%
Placement Fees	39,652	46,891	(15)%	149,485	137,611	9%
Interest Income and Other	2,035	4,507	(55)%	3,355	10,944	(69)%
Total Revenues	266,092	231,298	15%	745,552	678,679	10%
Expenses
Compensation and Benefits	179,080	148,149	21%	488,899	434,866	12%
Occupancy and Related	8,231	8,569	(4)%	25,831	25,788	0%
Travel and Related	6,336	2,765	129%	17,471	4,979	251%
Professional Fees	7,375	8,066	(9)%	21,652	24,016	(10)%
Communications and Information Services	4,155	4,341	(4)%	12,819	13,548	(5)%
Depreciation and Amortization	3,755	3,892	(4)%	12,156	11,535	5%
Other Expenses	9,518	7,241	31%	25,246	19,337	31%
Total Expenses	218,450	183,023	19%	604,074	534,069	13%
Income Before Provision for Taxes	47,642	48,275	(1)%	141,478	144,610	(2)%
Provision for Taxes	8,601	9,090	(5)%	22,776	18,773	21%
Net Income	39,041	39,185	(0)%	118,702	125,837	(6)%
Net Income Attributable to Non-Controlling Interests	17,953	17,740	1%	52,742	54,565	(3)%
Net Income Attributable to PJT Partners Inc.	$21,088	$21,445	(2)%	$65,960	$71,272	(7)%

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Number of Clients	229	229	301	338
Total Number of Fees of at least $1 Million from Client Transactions	45	49	95	146

Total Revenues were $266.1 million for the three months ended September 30, 2022, an increase of $34.8 million compared with $231.3 million for the three months ended September 30, 2021. Advisory Fees were $224.4 million for the three months ended September 30, 2022, an increase of $44.5 million compared with $179.9 million for the three months ended September 30, 2021. The increase in Advisory Fees was driven by increases in strategic advisory, restructuring and secondary advisory revenues. Placement Fees were $39.7 million for the three months ended September 30, 2022, a decrease of $7.2 million compared with $46.9 million for the three months ended September 30, 2021. The decrease in Placement Fees was driven by a decrease in fund placement revenues, which was partially offset by an increase in corporate placement revenues. Interest Income and Other decreased $2.5 million for the current quarter compared with the prior year quarter.

Total Revenues were $745.6 million for the nine months ended September 30, 2022, an increase of $66.9 million compared with $678.7 million for the nine months ended September 30, 2021. Advisory Fees were $592.7 million for the nine months ended September 30, 2022, an increase of $62.6 million compared with $530.1 million for the nine months ended September 30, 2021. The increase in Advisory Fees was driven by increases in strategic advisory, restructuring and secondary advisory revenues. Placement Fees were $149.5 million for the nine months ended September 30, 2022, an increase of $11.9 million compared with $137.6 million for the nine months ended September 30, 2021. The increase in Placement Fees was driven by an increase in fund placement revenues, which was partially offset by a decline in corporate placement revenues. Interest Income and Other decreased $7.6 million for the nine months compared with the same period a year ago. The decrease in Interest Income and Other was driven by a reduction in fair market value on certain equity securities received as part of transaction compensation.

Expenses

Expenses were $218.5 million for the three months ended September 30, 2022, an increase of $35.4 million compared with $183.0 million for the three months ended September 30, 2021. The increase in expenses was primarily attributable to increases in Compensation and Benefits and Travel and Related of $30.9 million and $3.6 million, respectively. The increase in Compensation and Benefits was driven by a higher nine month accrual rate. Travel and Related increased due to increased levels of business travel.

Expenses were $604.1 million for the nine months ended September 30, 2022, an increase of $70.0 million compared with $534.1 million for the nine months ended September 30, 2021. The increase in expenses was primarily attributable to increases in Compensation and Benefits and Travel and Related of $54.0 million and $12.5 million, respectively. The increase in Compensation and Benefits Expense reflects a higher compensation accrual rate for the nine months compared with the same period a year ago. Travel and Related increased due to increased levels of business travel.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended September 30, 2022 was $8.6 million, which represents an effective tax rate of 18.1% on pretax income of $47.6 million. The Company’s Provision for Taxes for the three months ended September 30, 2021 was $9.1 million, which represents an effective tax rate of 18.8% on pretax income of $48.3 million.

The Company’s Provision for Taxes for the nine months ended September 30, 2022 was $22.8 million, which represents an effective tax rate of 16.1% on pretax income of $141.5 million. The Company’s Provision for Taxes for the nine months ended September 30, 2021 was $18.8 million, which represents an effective tax rate of 13.0% on pretax income of $144.6 million.

The change in tax rate between the three and nine months ended September 30, 2022 and three and nine months ended September 30, 2021 was primarily due to a lesser tax benefit received from the delivery of vested shares at values in excess of the original grant prices.

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

Our assets have been historically comprised of cash and cash equivalents, investments, receivables arising from advisory and placement engagements and operating lease right-of-use assets. Our liabilities generally include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable and operating lease liabilities. We expect to pay a significant amount of incentive compensation toward the end of each year and during the beginning of the next calendar year with respect to the prior year’s results. A portion of annual compensation may be awarded with equity-based compensation and thus requires less cash. We expect levels of cash to decline at the end of the year and during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to build throughout the remainder of the year.

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). On April 25, 2022, the Renewal Agreement was further amended to extend the maturity date to October 1, 2023. Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of September 30, 2022 and December 31, 2021, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility.

We evaluate our cash needs on a regular basis in light of current market conditions. As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $289.7 million and $200.5 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of September 30, 2022 and December 31, 2021, total accounts receivable, net of allowance for credit losses, were $286.4 million and $289.3 million, respectively. As of September 30, 2022 and December 31, 2021, the allowance for credit losses was $2.3 million and $1.9 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $140.9 million and $104.6 million as of September 30, 2022 and December 31, 2021, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses, including cash compensation to our employees, exchanging of Partnership Units for cash, repurchasing shares of the Company’s Class A common stock, paying income taxes, making distributions to our shareholders in accordance with our dividend policy, partnership tax distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate or raise cash in the future. This depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors.

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

Certain Partnership Unitholders exchanged 0.2 million and 1.3 million Partnership Units, respectively, for cash in the amounts of $12.4 million and $95.9 million, respectively, for the nine months ended September 30, 2022 and 2021, respectively. Additionally, 250 thousand Partnership Units were exchanged for shares of PJT Partners Inc. Class A common stock for the three and nine months ended September 30, 2022. There were no exchanges for shares of PJT Partners Inc. Class A common stock for the three and nine months ended September 30, 2021.

Share Repurchase Program

On April 25, 2022, the Company’s Board of Directors authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of September 30, 2022, the Company’s remaining repurchase authorization was $183.0 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the nine months ended September 30, 2022, the Company repurchased 1.5 million shares of Class A common stock at an average price per share of $65.43, or $100.2 million in aggregate, pursuant to the share repurchase program.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material changes to our contractual obligations since December 31, 2021.

Commitments and Contingencies

Litigation

With respect to our litigation matters, including any litigation discussed under the caption “Legal Proceedings” elsewhere in this report, we are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $3.6 million and $4.1 million as of September 30, 2022 and December 31, 2021, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2022 and December 31, 2021, the Company had amounts due of $31.8 million and $31.1 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

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

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of September 30, 2022 and December 31, 2021, the allowance for credit losses was $2.3 million and $1.9 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Japanese yen and the Hong Kong dollar. For the nine months ended September 30, 2022 and 2021, the impact of the fluctuation of foreign currencies in Other Comprehensive Loss, Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a loss of $8.2 million and $1.5 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $1.1 million and $1.4 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the geopolitical situation and the ongoing economic impact, rising interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Third Quarter of 2022

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
July 1 to July 31	183,656	$67.86	183,656	$186.8 million
August 1 to August 31	—	—	—	186.8 million
September 1 to September 30	55,962	67.90	55,962	183.0 million
Total	239,618	$67.87	239,618	$183.0 million

(a)

On April 25, 2022, the Company’s Board of Directors authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of September 30, 2022, the Company’s remaining repurchase authorization was $183.0 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances

In connection with the issuance during the third quarter of 2022 of LTIP Units in PJT Partners Holdings LP to certain personnel, PJT Partners Inc. issued two corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

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

Date: October 28, 2022

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)