Form 10-K
period 2022-12-31
PJT Partners Inc.
filed 2023-02-24
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (212) 364-7810

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was approximately $1.7 billion.

As of February 17, 2023, there were 24,099,649 shares of Class A common stock, par value $0.01 per share, and 159 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyberattacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) failures of our computer systems or communication systems, including as a result of a catastrophic event and the increased use of remote work environments and virtual platforms; (d) the impact of catastrophic events on the U.S. and the global economy, including business disruptions, pandemics, reductions in employment and an increase in business failures; (e) the impact of catastrophic events on our employees and our ability to provide services to our clients and respond to their needs; (f) the failure of third-party service providers to perform their functions; and (g) volatility in the political and economic environment, including as a result of inflation, rising interest rates and international conflict.

Any of these factors, as well as such other factors discussed in the “Risk Factors” section of this report, as such factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission (“SEC”), accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

We have world-class capabilities in each of the areas in which we compete:

Strategic Advisory

Our team of leading professionals delivers strategic advice and innovative solutions to various opportunities and often highly complex challenges. We advise clients on transactions including mergers and acquisitions (“M&A”), spin-offs, activism defense, contested M&A, joint ventures, minority investments and divestitures. Additionally, we advise private and public company boards and management teams on strategies for building productive investor relationships with a focus on shareholder engagement; strategic investor relations; environmental, social and governance (“ESG”) matters; and other complex investor-related matters. Our capital markets advisory team advises and executes public and private capital raises in the debt and equity capital markets, including debt financings, acquisition financings, structured product offerings, public equity raises including IPO and SPAC offerings, private capital raises for early and later stage companies as well as other capital structure related matters.

Restructuring and Special Situations

Our Restructuring and Special Situations business is one of the world’s leading advisors in restructurings and recapitalizations, both in and out of court, around the globe. We have been named IFR’s Restructuring Advisor of the Year for three years running beginning in 2020 and are consistently ranked among the top three in announced global restructuring volume. With expertise in highly complex capital structure challenges, we advise companies, creditors and financial sponsors on liability management and related capital raise transactions including exchanges, recapitalizations, reorganizations, debt repurchases and distressed mergers and acquisitions.

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

•

Global Market Leadership. Our Restructuring and Special Situations Group is a global market leader. Our PJT Park Hill platform has a leading market position across its businesses: private equity, real estate, hedge funds, private credit and secondary advisory. Our growing premier Strategic Advisory business is comprised of industry leading practitioners and has advised on some of the most high-profile and complex transactions. Our industry-leading PJT Camberview business is a trusted advisor in the marketplace, having advised more than 55 Fortune 100 companies since its founding in 2012.

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

•

Premier Destination for Top Talent at All Levels. We have successfully recruited and will continue to recruit a wide range of diverse, talented colleagues at all levels who are attracted to our broad range of world-class advisory services and our unique culture. Since our earliest days, we have maintained that having the best people would be key to building an enduring franchise. Our perspective was, and still is, that a great team not only brings in top-tier clients, but also appeals to a wide-range of talented colleagues. Professionals at all levels choose to join PJT Partners because we offer the best qualities of a much larger, established organization along with the best qualities of a small, entrepreneurial firm where advice is the main event and where individual contribution matters.

•

Collaboration Embedded in Culture. From day one of our firm, we have been committed to our culture being a commercial differentiator – one that attracts and retains people in order to create a world-class firm built for the long term. Our culture is defined by strong character, differentiated capabilities and collaboration. These essential qualities help us build better client relationships and better client outcomes.

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

•

Asset-Light Business Model. Our Company has deep global expertise, footprint and relationships while operating out of eleven locations around the world. Since inception, we have chosen to operate in an asset-light, cloud-based environment, without the constraints of heavy infrastructure, legacy systems and processes. We focus on intellectual capital and relationships and rely on relatively limited embedded infrastructure to serve clients.

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

•

Opportunity to Deepen Our Advisory Capabilities. We are committed to building on our suite of product capabilities to provide clients with deeper expertise in new and evolving areas to help them navigate complex challenges and achieve their strategic objectives. As the world becomes increasingly more complex, clients value our ability to provide differentiated advice on a wide range of strategic matters, restructurings and recapitalizations, capital structure solutions, investor issues and fundraising alternatives.

•

Further Integration of Capabilities Across Businesses to Enhance Growth. We operate a scaled, diversified global advisory franchise comprised of highly synergistic businesses, each of which are defined by our cultural values; strong character, differentiated capabilities and collaboration. Our people have relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments, as well as expertise in multiple product areas, industry verticals and geographies. By operating in a more integrated and cohesive manner, we offer our clients a comprehensive and differentiated suite of advisory services. In addition, our deep networks across our businesses allow us to connect clients and provide incremental value in helping them meet their strategic objectives.

Our leading businesses in Restructuring and Special Situations, PJT Park Hill and PJT Camberview, in partnership with Strategic Advisory, continue to strengthen and expand our client relationships and brand reputation in the marketplace. We benefit from close collaboration across all our businesses, increased dialogues with financial sponsors as well as the increased footprint and product expertise and capabilities of our growing Strategic Advisory business.

Human Capital Management Philosophy

Our culture drives our success. From day one of our Company, we have been committed to developing our culture as a commercial differentiator – one that attracts and retains people in order to create a world-class Company built for the long term. Our culture is defined by strong character, differentiated capabilities and collaboration. These essential qualities help us build stronger client relationships and better outcomes for our clients. Our human capital successes are evident through the number and quality of hires we have made, our historically low levels of attrition and the consistent positive feedback we receive through our employee surveys. Reinforcement of the culture we are building comes through engagement with our employees, the reward principles we apply to compensation and promotion decisions and our various talent development initiatives, which continue to evolve as we grow.

As of December 31, 2022, we employed 907 individuals globally, including 105 partners.

Board Oversight of Human Capital Management

The Board of Directors (the “Board”) actively oversees the human capital management strategy of the Company. Some key examples of the Board’s engagement include:

•

The Board maintains and periodically reviews a succession plan for our Chairman and CEO. The Board’s review includes an assessment of the experience, performance and skills of potential successors in these critically important roles. The Board holds CEO succession planning discussions in executive sessions led by the Lead Independent Director.

•

The Board, including the Compensation Committee, maintains an active information flow and directs senior management to update and consult it regularly on key talent hires and other important aspects of the Company’s human capital strategy. Under the Board’s oversight, the Company continuously refines human capital priorities based on business drivers, employee feedback and the overall environment for talent.

•

Directors actively engage and spend time with our senior management and other employees in a variety of ways. Our directors periodically attend partner meetings and dinners, participate in our town hall meetings, and meet with groups and individuals at our Company.

•	Directors receive relevant employee communications, including announcements of transactions on which the Company has advised.

Employee Feedback and Engagement

We view active dialogue with our employees as essential to maintaining our unique culture. Since 2017, we have conducted various employee surveys to formally gather systematic feedback. Participation has been high with greater than 75% of employees responding each year. The consistently positive themes include a strong belief in our commitment to doing the right thing for both our clients and our Company, a belief that PJT Partners has a differentiated culture, a commitment to excellence and a strong sense of respect among colleagues. In addition, we host regular Company-wide town halls to connect employees with our management team and business leaders.

We use feedback from the survey, town halls and other employee connectivity forums to inform our ongoing efforts toward continuous improvement.

We have numerous other channels through which we engage with our employees on human capital topics, including our talent development committee, women’s development series, individual performance reviews and other less formal forums, such as regularly scheduled meetings by business and level. We use these channels to solicit input on issues, such as resourcing and training priorities. We have also established forums for engagement on broadening our diversity lens, including through our employee resource groups, such as the PJT Women’s Network, the PJT Black Professional Network and PJT Pride.

Reward Principles

We believe our Company culture is reinforced by rewarding employees who exemplify the pillars of our culture. Since the inception of our Company, our compensation and promotion structure has been designed to encourage the qualities we believe to be necessary for building a sustainable franchise. Our compensation is not formulaic and does not include individual revenue pay-outs. For a broad group of employees, discretionary bonuses also typically include a Company stock component to ensure long-term focus and alignment with the interests of our Company. All compensation and promotion decisions consider a number of factors within each of the following areas of impact, which are communicated to managers and employees alike:

•	character;
•	collaboration;
•	commercial impact/client relationships; and
•	content.

Employer of Choice Initiatives

We prioritize the health and well-being of our employees and their families. We have always aimed to provide pay, benefits and other support that seeks to meet the varying needs of our employees. Our total rewards package is based on competitive pay and is often structured to include discretionary bonuses that include long-term incentives. Such incentives are designed to ensure alignment with our shareholders and the overall success of our Company. Other benefits we provide employees include comprehensive health care, 401(k) plan matching and pension contributions, generous paid-time off, discounted gym memberships, access to walk-in health care and emergency child and elderly care. We recognize that mental health is an integral part of our employees’ overall well-being and essential to our success at PJT Partners. In addition to providing workshops on mental health awareness, we recently expanded our employee benefits to include a comprehensive mental health platform that provides on-demand access from a broad provider network. Furthermore, we acknowledge work-life balance issues for our employees through a paid-time off and leave policies that are consistent for all, regardless of level.

It is our practice to review and benchmark not only our compensation practices, but our health and wellness benefits annually and consider feedback from our employees to ensure we remain an employer of choice.

Diversity, Equity and Inclusion

Our success as a Company is centered on recruiting, developing and retaining top talent from a diverse range of backgrounds and experiences. Fostering an inclusive culture, which welcomes differing perspectives and beliefs, enables us to provide the best advice to our clients.

We continue to expand our Company’s diversity efforts. We have implemented initiatives to raise awareness and make DE&I a more regular part of employee conversations. These include diversity training sessions with a globally recognized DE&I consultant attended by 100% of our senior leadership team and 80% of our Partners and Managing Directors overall. We continue to support our employee resource groups, including the PJT Women’s Network, the PJT Black Professional Network and PJT Pride.

In 2022, we conducted our first Company-wide survey on our commitment to diversity, which aimed to measure how comfortable our employees feel engaging with DE&I topics. We also included those questions in our broader annual employee survey. While early in our journey, we were encouraged to see that our employees increasingly believe the Company is committed to DE&I and are becoming more comfortable having discussions about DE&I topics at work.

Employee Development

We understand that retaining best-in-class talent and building a Company for the long term requires providing the opportunity for career growth. With this in mind, we invest in a range of growth and development opportunities including the improvement of technical skills, client communication and leadership capabilities. We also recognize that our long-term success requires not only the recruitment of best-in-class senior talent, but in providing positive career trajectory and upward mobility for our employees. To that end, we continue to make significant improvements to our promotion processes and the mentorship of our rising talent, including through partnering with external executive coaches. These development efforts need to be consistently reinforced. Our review process and reward principles are designed to facilitate high-quality, honest feedback that supports and rewards the development of our people.

Engagement with the Broader Community

Our company and our employees are actively engaged in supporting the needs of the underserved in the communities where we operate. To aid in the support of the communities we serve, the Company and our employees have donated just over $6 million over the last three years to more than 260 global organizations dedicated to COVID-19 relief, mental health related causes or the advancement of racial equity. Our employees, including our summer interns, have made significant contributions of their time to the communities in which we operate. We have continued to require our summer program participants to complete a community volunteering project as a pre-requisite for a full-time offer.

Competition

The financial services industry is intensely competitive, and we expect it to remain so. Our competitors for talent include other investment banking and financial advisory firms as well as private equity firms, hedge funds and corporate entities. We compete on both a global and a regional basis, and on the basis of a number of factors, including the strength and depth of client relationships, industry knowledge, transaction execution skills, our range of products and services, innovation, reputation, our ability to offer a compelling career path and competitive rewards.

Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees. As a result, we remain focused on ensuring that our employment proposition includes an attractive culture, development opportunities and competitive rewards.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the U.S. and across the globe. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. PJT Partners LP, through which our advisory and placement services are conducted in the U.S., as a registered broker-dealer, is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, which includes registered broker-dealers. State securities regulators also have regulatory or oversight authority over registered broker-dealers.

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

In addition to the regulation we are subject to in the U.S., we are subject to regulation internationally. PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm authorized and regulated by Spain’s National Securities Market Commission.

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

Organizational Structure

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The ownership interests of the holders (other than PJT Partners Inc.) of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) are reflected as non-controlling interests in PJT Partners Inc.’s consolidated financial statements as of December 31, 2022.

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

In an effort to preserve the tax-free nature of our spin-off, our Certificate of Incorporation provided that holders of Class B common stock were limited to only one vote per share of Class B common stock solely with respect to the election or removal of directors. With the passage of time since the spin-off, this restriction on the voting rights of holders of Class B common stock is no longer operative. Pursuant to our Certificate of Incorporation, upon the request of a holder of Class B common stock and approval by the Board, such holder’s Class B common stock would be equalized to provide the same number of votes for the election and removal of directors as it does for all other matters. Accordingly, as of December 31, 2022, the holders of 10,339,443 vested and unvested Partnership Units have requested, and the Board has approved, that the shares of Class B common stock held by them provide them with the same number of votes for the election and removal of directors as they do for all other matters.

Holders of shares of our Class B common stock vote together with holders of our publicly traded Class A common stock as a single class on all matters on which such shareholders are entitled to vote generally, except as otherwise required by law.

We and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement under which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of their Partnership Units for cash or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Further, pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, we may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of our Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement). In the event that PJT Partners Inc. elects to fund cash-settled exchanges of Partnership Units with new issuances of Class A common stock, the fair value of a share of our Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging holder of Partnership Units will be entitled may be greater than or less than the then-current market value of our Class A common stock.

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

Our website address is www.pjtpartners.com. We make available free of charge on or through www.pjtpartners.com our annual reports on Form 10‑K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Hard copies may be obtained free of charge by contacting Investor Relations at PJT Partners Inc., 280 Park Avenue, New York, New York 10017 or by calling (212) 364-7810. Although we refer to our website in this report, the contents of our website are not included or incorporated by reference into this report. All references to our website in this report are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Changing market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our business, which could materially reduce our revenue.

As a participant in the financial services industry, we are materially affected by conditions in the global financial markets and economic conditions throughout the world, including many factors beyond our control, such as tariffs, sanctions, and global trade uncertainties. For example, a substantial portion of our revenue is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. In addition, during periods of strong market and economic conditions, the number and value of restructuring and reorganization transactions may decrease, thereby reducing the demand for our restructuring and special situations services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the number or value of such advisory transactions. Further, in the period following an economic downturn, the number and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions.

Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, international conflict, terrorism, natural disasters, a pandemic or political uncertainty. For example, the U.S. Federal Reserve has raised the federal funds rate eight times since the beginning of 2022 in response to rising inflation. While the future timing and impact of rising interest rates are unknown, a continued increase in market interest rates could have an adverse effect on our transaction volumes, results of operations and financial condition. Credit and financial markets have experienced volatility and disruptions due to the current conflict between Russia and Ukraine and the sanctions that the U.S. and other countries have imposed on Russia in response to Russia’s actions in Ukraine. The conflict and the sanctions that have been or may be imposed may have further global economic and other consequences, including diminished liquidity and credit availability, reduced consumer confidence, disruptions to energy and food supplies, decreased economic growth, higher unemployment rates, increased inflation, and political and social upheaval. Expansion of the military conflict beyond Ukraine or other retaliatory action, such as cyberattacks, by Russia and its allies in response to sanctions and other measures that the U.S. and its allies have taken or may take in support of Ukraine could broaden and intensify the negative impact of the conflict on financial markets, economic conditions and geopolitical stability. The impact of the conflict is ongoing, and is currently unknown, and could intensify other risks described herein, including cybersecurity-related risks, and otherwise have a material adverse effect on our business, financial condition and results of operations.

Our private fund advisory and fundraising business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity, real estate, hedge funds and private credit for clients we serve.

PJT Park Hill provides private fund advisory and fundraising services for alternative investment strategies, including private equity, real estate, hedge funds and private credit. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity, real estate, hedge funds and private credit. Our ability to assist fund managers and sponsors raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes which may be impacted by the market liquidity and volatility. Additionally, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited, our results may be adversely affected.

Our revenue in any given period is dependent in part on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

A substantial portion of our revenue in any given period is dependent in part on the number of fee-paying clients in such period. We had 187 clients and 159 clients that generated fees equal to or greater than $1 million for the years ended December 31, 2022 and 2021, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients may vary significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2022 or 2021.

If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring and special situations services declines, our restructuring and special situations business could suffer.

We provide various financial restructuring and reorganization and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring and special situations advisory services entails the risk that the transaction will be unsuccessful, takes considerable time and can be subject to a bankruptcy court’s discretionary power to disallow or reduce our fees previously agreed upon by our client. If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring and special situations advisory services declines, our restructuring and special situations business would be adversely affected.

Third party offerings for which we act as an underwriter have certain inherent risks.

We may be exposed to liabilities arising out of our underwriting activities, including as a result of material misstatements or omissions in prospectuses and other offering documents. In such cases, any indemnification provisions in the applicable underwriting agreement may not be enforceable or available to us, for example, if the client is not financially able to satisfy its indemnification obligations in whole or part or the scope of the indemnity is not sufficient to protect us against financial or reputational losses arising from such liability. In addition, the associated litigation process can place operational strain on our business. We may also incur losses and be subject to reputational harm to the extent that, for any reason, an offering where we act as an underwriter does not perform or close as expected.

Our revenues and profits are highly volatile on a quarterly basis and may cause the price of our Class A common stock to fluctuate and decline.

Our revenues and profits are highly volatile. We earn fees, generally from a limited number of engagements that generate significant fees at key transaction milestones, such as closing, the timing of which is outside of our control. We expect that we will continue to rely on advisory fees for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our advisory engagements or the market for advisory services would adversely affect our business. In addition, our financial results will likely fluctuate from quarter to quarter based on the timing of when fees are recognized, and high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in future periods. Because advisory revenue is volatile and represents a significant portion of our total revenue, we may experience greater variations in our revenues and profits than other larger, more diversified competitors in the financial services industry. Fluctuations in our quarterly financial results could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

Because in many cases we do not recognize revenue until the successful consummation of the underlying transaction, our revenue and cash flow are highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. Our client transactions are taking longer to close due to added regulatory scrutiny, such as from antitrust regulators. For example, we may be engaged by a client, but the transaction may not occur or be consummated because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client’s price, our client’s business experiences unexpected operating or financial problems, because our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions, or because the target’s business experiences unexpected operating or financial problems. In these circumstances, we often do not recognize advisory revenues that are commensurate with the resources devoted to these client situations.

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

As an advisory service company, we depend to a large extent on our relationships with our clients and reputation for integrity and high-caliber advisory services to attract and retain clients. As a result, if a client is not satisfied with our services or we experience negative publicity related to our business and our people, regardless of whether the allegations are valid, it may be more damaging in our business than in other businesses.

Our business is subject to various cybersecurity and other operational risks.

We face various cybersecurity and other operational risks related to our business on a day-to-day basis. We rely heavily on financial, human capital, accounting, communication and other information technology systems, and the people who operate them. These systems, including the systems of third parties on which we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise, including for reasons beyond our control.

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients and other third parties. We are subject to attempted cyberattacks and security breaches and, while such cyberattacks have not, to date, had a material impact on our operations, a successful breach of our systems, or the systems used by our clients and other third parties, could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary and client-sensitive information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including foreign governments. Although we take various measures to ensure the confidentiality, integrity and availability of our and third-party systems on which we rely, there can be no assurance that these measures will provide adequate protection, especially because the cyberattack techniques used change frequently or are not recognized until launched. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our business, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures. If our or third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. The increased use of mobile technologies, remote working arrangements and evolving geopolitical uncertainty heighten these and other operational risks.

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

Phishing attacks and email spoofing attacks are often used to obtain information, facilitate unauthorized access, or impersonate employees and/or clients in order to, among other things, direct fraudulent financial transactions, obtain valuable information or disrupt business operations. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business. We are also at risk for malware/ransomware infection and/or other attacks that could result in disruption of our business operations and the theft, dissemination and destruction of corporate and client-sensitive information or other assets.

We operate a business that is highly dependent on information systems and technology. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We rely on third-party service providers for certain aspects of our business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, expose sensitive information, affect our reputation and adversely affect our business.

In addition, a business continuity threat, such as a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could lead us to experience operational challenges and, if we are unable to timely and successfully recover, materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

Climate change, climate change-related regulation and the increased focus on ESG issues may adversely affect our business and financial results and impact our reputation.

There has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. Such restrictions and requirements could increase our costs or require additional technology and capital investment, which could adversely affect our results of operations. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased costs and increased management time and attention to comply with or meet those regulations and expectations. Developing and acting on ESG initiatives and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming.

Additionally, ESG and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. As regulators consider mandating additional disclosure of climate-related information by companies, there may continue to be a lack of information for more robust climate-related risk analyses. Third party exposures to climate-related risks and other data generally are limited in availability and variable in quality. If we are unable to adequately address such ESG matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation, our business results and ability to remain as an employer of choice.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on our operations or the financial condition of our clients. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

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

We may incur debt or other contractual obligations that we cannot service if we are unable to generate sufficient cash. We may be unable to meet our contractual obligations if our liquidity is adversely affected by a significant deterioration in the credit markets or the failure of one or more commercial banking institutions.

Our ability to make scheduled payments on or to refinance any current or future debt obligations or other contractual obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any current or future indebtedness. If our cash flows and capital resources are insufficient to fund any current or future debt obligations or contractual obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness or other contractual obligations. Inflation and rising interest rates have the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the fees we charge our clients or if increased prices may lead to our clients requesting fewer services. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $223.5 million, of which $50.2 million was invested in Treasury securities. We monitor developments relating to the liquidity of these instruments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash or other assets could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which could have a material adverse effect on the value of our common stock.

Our international operations are subject to certain risks, which may affect our revenue.

For the year ended December 31, 2022, we earned 10.0% of our total revenues from our international operations. We intend to continue to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial, business, regulatory and reputational risks, which could include the following: greater difficulties in managing and staffing foreign operations; language and cultural differences; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers; sanctions; restrictions on travel; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; economic and geopolitical uncertainty; civil disturbances or other catastrophic events that reduce business activity; and disasters or other business continuity threats, such as pandemics, other man-made or natural disasters, or disruptions involving electronic communications or other services.

If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results.

As part of our day-to-day operations outside of the U.S., we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.

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

Because our financial statements are denominated in U.S. dollars and a portion of our operations is in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results.

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

These restrictions could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. In addition, the credit agreement requires us to maintain compliance with certain financial ratios, including those relating to earnings before interest, taxes, depreciation and amortization and consolidated indebtedness. Our ability to comply with these ratios and covenants may be affected by events beyond our control. A breach of the provisions of the credit agreement or our inability to comply with the required financial ratios or covenants included therein could result in a default thereunder. In the event of any such default, the lenders under the credit agreement could elect to: declare all outstanding debt, accrued interest and fees to be due and immediately payable; and require us to apply all of our available cash to repay our outstanding debt.

Risks Relating to Talent and Competition

We depend on the efforts and reputations of Mr. Taubman and other key personnel.

We depend on the efforts and reputations of Mr. Taubman and our other senior bankers. Our senior banking team’s reputations and relationships with clients and potential clients are critical elements in the success of our business. Mr. Taubman and our other senior executives and bankers are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, maintaining relationships with our clients, executing transactions, and identifying business opportunities. The loss of one or more of these executives or other key individuals could impair our business and development until qualified replacements are found. We may not be able to replace these individuals quickly or with persons of equal experience and capabilities. Although we have employment agreements with certain of these individuals, we cannot prevent them from terminating their employment with us. In addition, our non-competition agreements with such individuals may not be enforced by the courts or be banned by future rule making, such as the Non-Compete Clause rule proposed by the Federal Trade Commission on January 5, 2023. The loss of the services of any of them, in particular Mr. Taubman, could have a material adverse effect on our business, including our ability to attract clients.

Our future growth will depend on, among other things, our ability to successfully identify, recruit, motivate and develop talent and will require us to commit additional resources.

It typically takes time for our newly-recruited professionals to become effective and profitable. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development aimed at developing this new talent. We may face difficulties in or increases in the cost of recruiting and retaining employees of a caliber consistent with our business strategy. If we are unable to recruit and develop profitable professionals, we will not be able to implement our growth strategy and our financial results could be materially adversely affected.

The near-term vesting of equity awarded to key personnel may diminish our ability to retain and motivate our professionals. There is no guarantee that our current non-competition and compensation arrangements with our professionals, in which we mandatorily defer a substantial portion of their annual incentive bonus in the form of cash and equity awards with multi-year vesting periods, will provide sufficient protections or incentives to prevent our partners and other key personnel from resigning to join our competitors. The departure of a number of partners or groups of professionals could have a material adverse effect on our business and profitability.

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

U.S. regulators and enforcement agencies, including the U.S. Department of Justice and the SEC, continue to devote significant resources to the enforcement of the FCPA, anti-money laundering laws and anti-corruption laws, and the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by our employees and contractors with anti-bribery, anti-money laundering, anti-corruption and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our Class A common stock.

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

The financial services industry is intensely competitive, highly fragmented and subject to rapid change, and we expect it to remain so. Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including the strength and depth of client relationships, industry knowledge, transaction execution skills, our range of products and services, innovation, reputation and price. In addition, a majority of our business is not subject to long-term contracted sources of revenue. Each revenue-generating engagement typically is separately solicited, awarded and negotiated.

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

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have increased. These risks are difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically, but not always, include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when a client does not have the financial capacity to pay pursuant to the indemnity. As a result, we may incur significant legal expenses in defending ourselves against or settling litigation or regulatory action. In addition, we may have to spend a significant amount to adequately insure against these potential claims. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

In addition, several states and municipalities in the U.S., including, but not limited to, California, Illinois, New York State and New York City have adopted “pay-to-play” and placement agent rules, which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain engagements or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact our PJT Park Hill business.

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

Payments of dividends, if any, will be at the discretion of the Board after taking into account various factors, as described in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Although we currently intend to pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Whether we continue to pay cash dividends and the amount and timing of any such dividends are subject to capital availability and periodic determinations by the Board that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.

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

At December 31, 2022, our executive officers and directors held and/or controlled (including by way of the proxy granted to Mr. Taubman by certain executive officers of Blackstone in connection with the spin-off) 25.3% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 34.0% of the voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At December 31, 2022, our Class B common stockholders held 29.7% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 39.4% of the voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including Mr. Taubman, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including Mr. Taubman, have the ability to exercise increased influence over the outcome of director elections and removals as well.

Additionally, as of December 31, 2022, our Class B common stockholders own 37.7% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unit holders’ tax or other considerations even where no similar benefit would accrue to us.

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

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of Class A common stock of $73.69 and the London Interbank Offered Rate (“LIBOR”) of 5.48% at December 31, 2022, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2022, the aggregate amount of these termination payments would be $139.9 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting the Board to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

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

See “Certain Relationships and Related Person Transactions—PJT Partners Holdings LP Amended and Restated Limited Partnership Agreement” in our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders (our “2022 Proxy Statement”).

Risks Relating to Our Class A Common Stock

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional Partnership Units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2022, we have 2,968,937,425 shares of Class A common stock authorized but unissued, including 14,826,162 shares of Class A common stock that may be issued upon exchange of Partnership Units. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. The Company has authorized 17 million shares of Class A common stock for issuance of new awards under our Amended and Restated 2015 Omnibus Incentive Plan (in addition to the shares that were issuable under the plan in connection with the spin-off), of which 2.4 million were available for issuance as of December 31, 2022. Any Class A common stock that we issue, including under our Amended and Restated 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of PJT Partners Inc.

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

In addition, we and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement. See “Certain Relationships and Related Person Transactions—Exchange Agreement” in our 2022 Proxy Statement. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unit holder. The market price of shares of our Class A common stock could decline as a result of issuances or sales of our Class A common stock to fund exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of Class A common stock received in stock-settled exchanges or, in each case, the perception that such issuances or sales could occur. These issuances or sales, or the possibility that they may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

Our decision to repurchase shares of our Class A common stock will reduce our public float, which could cause our share price to decline.

On April 25, 2022, the Board authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of December 31, 2022, the Company’s remaining repurchase authorization was $173.7 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement) and other factors we deem relevant.

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

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York 10017. We currently lease office space for our employees in Boston, Chicago, Frankfurt, Hong Kong, Houston, London, Los Angeles, Madrid, San Francisco, and Paris. We do not own any real property. We consider these arrangements to be adequate for our present needs.

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

In June 2017, an action was filed in New York state court against defendants PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. PJT Partners Inc. and Park Hill Group LLC moved to dismiss the complaint. On August 13, 2018, the court dismissed all of the claims asserted against PJT Partners Inc. and Park Hill Group LLC, except for the fraud-based apparent authority claim. Plaintiffs and PJT Partners Inc. and Park Hill Group LLC appealed the court’s decision. On December 3, 2019, the appellate court dismissed the complaint in its entirety against PJT Partners Inc. and Park Hill Group LLC. On January 2, 2020, Plaintiffs filed a motion with the appellate court seeking reargument or, alternatively, leave to appeal, which motion was denied by the appellate court. On September 15, 2020, the New York Court of Appeals granted Plaintiffs permission to file an appeal, which appeal was filed on December 30, 2020. We believe this matter is without merit and will continue to vigorously oppose Plaintiffs’ appeal of the dismissal of their action.

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

As of February 17, 2023, there were 91 holders of record of our Class A common stock. This does not include the number of holders that hold Class A common stock in “street name” through banks or broker-dealers.

Dividend Policy

The Company currently plans to regularly pay quarterly dividends. The declaration and payment of any future dividends will be at the sole discretion of the Board. The Board will take into account general economic, market and industry conditions; our financial condition and operating results; our available cash and current anticipated cash needs; cash settlement of Partnership Unit exchanges; previous amounts of dividend payments and share repurchases; level of indebtedness; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other considerations as the Board may deem relevant from time to time.

PJT Partners Inc. is a holding company and has no material assets other than its controlling equity interest in PJT Partners Holdings LP, and certain cash and cash equivalents it may hold from time to time as described below. In accordance with the partnership agreement of PJT Partners Holdings LP, we intend to cause PJT Partners Holdings LP to make pro rata cash distributions, to the extent of available cash, to the holders of the partnership interests in PJT Partners Holdings LP, including PJT Partners Inc., in amounts equal to 50% of the taxable income allocated to such holders for purposes of funding their tax obligations in respect of the income of PJT Partners Holdings LP that is allocated to them, which we refer to as “tax distributions.” In certain periods, we expect that PJT Partners Inc. will receive tax distributions in excess of the amount required to cover cash dividends, if any, declared by us, and taxes and payments under the tax receivable agreement payable by PJT Partners Inc. To the extent the amount of accumulated cash at PJT Partners Inc. becomes material in future periods, we anticipate that the Board will consider appropriate actions, which may include increasing our cash dividend or paying special cash dividends to holders of our Class A common stock. Partnership Unit holders will not be precluded from effecting exchanges under our exchange agreement prior to any such actions being taken. Because PJT Partners Inc. must pay taxes and make payments under the tax receivable agreement, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by PJT Partners Holdings LP to its limited partners on a per unit basis.

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

The stock performance graph below compares the performance of an investment in our Class A common stock from December 31, 2017 through December 31, 2022, with that of the S&P 500 Index and the S&P Financials Index. The graph assumes $100 was invested in our Class A common stock on December 31, 2017, and in the S&P 500 Index and the S&P Financials Index on December 31, 2017. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2022

			Total Number of	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
October 1 to October 31	26,122	$68.39	26,122	$181.2 million
November 1 to November 30	92,500	77.01	92,500	174.1 million
December 1 to December 31	5,000	74.90	5,000	173.7 million
Total	123,622	$75.11	123,622	$173.7 million

(a)

On April 25, 2022, the Board authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of December 31, 2022, the Company’s remaining repurchase authorization was $173.7 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance during the fourth quarter of 2022 of LTIP Units in PJT Partners Holdings LP to certain personnel and the transfer of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued three corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. There are several factors weighing on global M&A activity in the intermediate-term, including monetary policy, a downturn in equity markets, greater economic and geopolitical uncertainty and slowing global growth. Worldwide M&A announced volumes during 2022 were down 37% compared with 20211 as these factors adversely impacted the strength of strategic activity. While the pace of activity has changed, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

A combination of sharply higher financing costs, dislocated capital markets and more challenging operating fundamentals led to increased global restructuring activity during 2022. Adverse macroeconomic conditions, particularly in the debt and equity markets drove an increase of in-court restructurings, particularly in the second half of the year. In addition, out-of-court liability management transactions, primarily driven by financial sponsor activity remained active. Restructuring opportunities remain across most sectors and geographies including healthcare, consumer-driven businesses and industrials driven by a mix of liability management, capital raise transactions and more traditional in-court Chapter 11 activities.

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

We provide a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our secondary advisory services include providing GP solutions and investing solutions to clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Our fund placement services primarily serve alternative investment strategies, including private equity, real estate,

[1]	Source: Refinitiv Global Mergers & Acquisitions Review for Full Year of 2022 as of December 31, 2022.

hedge funds and private credit. We advise on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation including partnership terms and conditions most prevalent in the current environment. We also provide public and private placement fundraising services to our corporate clients and recognize placement and underwriting fees based on the successful completion of the transaction.

The amount and timing of the fees paid vary by the type of engagement and are typically based on retainers, completion of a transaction or a capital raise. Fees earned for services provided to alternative asset managers are typically recognized upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized over time as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate, such as the Secured Overnight Financing Rate or an alternate reference rate, plus a market-based margin. For funds with multiple closings, the constraint on variable consideration is lifted upon each closing. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, we earn fees for such open-end fund structures over a 48 month period. For these arrangements, revenue is recognized over time as the constraint over variable consideration is lifted. We may receive non-refundable up-front fees in our contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided.

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

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, cash bonuses and restricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Changes in this expense are driven by fluctuations in the number of employees, composition of our workforce, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our bonus and equity plans can also have a significant impact on this expense category and may vary from year to year.

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

•	Travel and Related – consisting of costs for our partners and employees to render services where our clients are located;

•	Professional Fees – consisting primarily of consulting, audit and tax, senior advisors, recruiting, legal and other professional services;
•	Communications and Information Services – consisting primarily of costs for our technology infrastructure and telecommunications costs;
•	Depreciation and Amortization – consisting of depreciation and amortization on our furniture, equipment, leasehold improvements and intangible assets; and
•

Other Expenses – consisting primarily of provision for credit losses, regulatory fees, insurance, fees paid for access to external market data, advertising, events, charitable contributions, and other general operating expenses.

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

The operating entities have generally been subject to New York City Unincorporated Business Tax and to entity-level income taxes imposed by state and local as well as non-U.S. jurisdictions, as applicable. These taxes have been reflected in our consolidated financial statements.

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

The portion of net income attributable to the non-controlling interests is presented separately in the Consolidated Statements of Operations.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$823,496	$762,723	$872,286	$60,773	8%	$(109,563)	(13%)
Placement Fees	192,890	216,692	162,237	(23,802)	(11%)	54,455	34%
Interest Income and Other	9,119	12,530	17,777	(3,411)	(27%)	(5,247)	(30%)
Total Revenues	1,025,505	991,945	1,052,300	33,560	3%	(60,355)	(6%)
Expenses
Compensation and Benefits	669,141	640,040	683,393	29,101	5%	(43,353)	(6%)
Occupancy and Related	35,253	34,686	34,282	567	2%	404	1%
Travel and Related	25,197	9,073	7,345	16,124	178%	1,728	24%
Professional Fees	27,200	27,209	23,014	(9)	(0%)	4,195	18%
Communications and Information Services	16,897	18,060	14,669	(1,163)	(6%)	3,391	23%
Depreciation and Amortization	15,475	15,750	15,055	(275)	(2%)	695	5%
Other Expenses	34,871	27,678	26,581	7,193	26%	1,097	4%
Total Expenses	824,034	772,496	804,339	51,538	7%	(31,843)	(4%)
Income Before Provision for Taxes	201,471	219,449	247,961	(17,978)	(8%)	(28,512)	(11%)
Provision for Taxes	36,699	29,494	35,535	7,205	24%	(6,041)	(17%)
Net Income	164,772	189,955	212,426	(25,183)	(13%)	(22,471)	(11%)
Net Income Attributable to Non-Controlling Interests	74,238	83,787	94,877	(9,549)	(11%)	(11,090)	(12%)
Net Income Attributable to PJT Partners Inc.	$90,534	$106,168	$117,549	$(15,634)	(15%)	$(11,381)	(10%)

Revenues

The following table provides revenue statistics for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Total Number of Clients	405	399	374
Total Number of Fees of at Least $1 Million from Client Transactions	187	159	173

There were no clients representing greater than 10% of revenues for the years ended December 31, 2022, 2021 and 2020.

Total Revenues were $1,025.5 million for the year ended December 31, 2022 compared with $991.9 million for the year ended December 31, 2021, a 3% increase. Advisory Fees were $823.5 million for the year ended December 31, 2022, an increase of $60.8 million compared with $762.7 million for the year ended December 31, 2021. The increase in Advisory Fees was principally due to an increase in restructuring revenues. Placement Fees were $192.9 million for the year ended December 31, 2022, a decrease of $23.8 million compared with $216.7 million for the year ended December 31, 2021. The decrease in Placement Fees was due to a decrease in corporate placement revenues.

Expenses

Expenses were $824.0 million for the year ended December 31, 2022, an increase of $51.5 million compared with $772.5 million for the year ended December 31, 2021. The increase in expenses was principally attributable to increases in Compensation and Benefits and Travel and Related of $29.1 million and $16.1 million, respectively. The increase in Compensation and Benefits reflects a higher compensation accrual rate in 2022 compared with 2021. Travel and Related increased during the current year due to increased levels of business travel.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2022 was $36.7 million compared with $29.5 million for the year ended December 31, 2021. This resulted in an effective tax rate of 18.2% and 13.4%, respectively, based on our Income Before Provision for Taxes of $201.5 million and $219.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in effective tax rate for the year ended December 31, 2022 from the year ended December 31, 2021 was primarily driven by an increase in permanent differences related to equity-based compensation and entity level tax in state and local jurisdictions.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is calculated by multiplying the Income Before Provision for Taxes by the percentage allocation of the income between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income.

We have omitted the discussion of the earliest of the three years covered in the 2022 Annual Report on Form 10-K. Such discussion is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 25, 2022, and is incorporated herein by reference.

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

As of December 31, 2022 and 2021, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively. Additionally, as of December 31, 2022 and 2021, there were no borrowings outstanding under the revolving credit facility.

We evaluate our cash needs on a regular basis in light of current market conditions. As of December 31, 2022 and 2021, we had cash, cash equivalents and short-term investments of $223.5 million and $200.5 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of December 31, 2022 and 2021, total accounts receivable, net of allowance for credit losses, were $317.8 million and $289.3 million, respectively. As of December 31, 2022 and 2021, the allowance for credit losses was $1.9 million. Included in Accounts Receivable, Net are long-term receivables of $133.3 million and $104.6 million as of December 31, 2022 and 2021, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Additionally, our ability to generate positive cash flow from operations will be impacted by global economic conditions. If our cash flows from operations are significantly reduced, we may need to incur debt, issue additional equity or borrow from our revolving credit facility. Although we believe that the arrangement we have in place, and our ability to renew that arrangement, will permit us to finance our operations on acceptable terms and conditions for the foreseeable future, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) business performance, (b) our credit ratings or absence of a credit rating, (c) the liquidity of the overall capital markets, and (d) the current state of the economy. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

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

Exchange Agreement

Subject to the terms and conditions of the exchange agreement between us and certain of the holders of Partnership Units (other than PJT Partners Inc.), Partnership Units are exchangeable at the option of the holder for cash or, at our election, for shares of our Class A common stock on a one-for-one basis. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging holder of Partnership Units.

See Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information.

Share Repurchase Program

On April 25, 2022, the Board authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of December 31, 2022, the Company’s remaining repurchase authorization was $173.7 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $3.3 million and $4.1 million as of December 31, 2022 and 2021, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

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

As of December 31, 2022, we had an amount due of $30.3 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in Note 2. “Summary of Significant Accounting Policies—Amount Due Pursuant to Tax Receivable Agreement” and Note 13. “Transactions with Related Parties—Tax Receivable Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Pursuant to the employee matters agreement entered into with Blackstone, we have agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. The amount of the tax benefit liability was $3.4 million as of December 31, 2022. Further disclosure regarding this liability is provided in Note 14. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Employee Matters Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Other

See Notes 8, 10, 12 and 14 in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements and commitments, respectively.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. In applying many of these accounting principles, we need to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances, which are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following comprise the most significant estimates and judgments used in the preparation of our consolidated financial statements and could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments.

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

Compensation and Benefits

Compensation and Benefits includes salaries, cash bonuses and restricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Restricted cash awards are expensed over the vesting period on a straight-line basis.

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

Market Risk and Credit Risk

Our business is not capital-intensive and we do not invest in derivative instruments or, generally, borrow. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk. Notwithstanding, current economic and geopolitical uncertainty and slowing global growth could have a material adverse effect on the Company’s consolidated financial statements.

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and cash equivalents are primarily held at four major financial institutions. In addition to cash and cash equivalents, we hold investments in Treasury securities, certain of which are classified as Investments in our Consolidated Statements of Financial Condition. We believe our cash, cash equivalents and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk based on the short-term nature of the securities.

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of December 31, 2022 and 2021, the allowance for credit losses was $1.9 million.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the transaction currency and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Hong Kong dollar and the Japanese yen. For the years ended December 31, 2022, 2021 and 2020, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated Statements of Comprehensive Income were losses of $5.3 million, $1.4 million and a gain of $2.3 million, respectively, and in Interest Income and Other in the Consolidated Statements of Operations, a gain of $0.9 million and losses of $2.0 million and $0.2 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the geopolitical uncertainty and the ongoing economic impact, rising interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the timing of recording of revenue from contracts with customers included the following, among others:

•	We tested the effectiveness of controls over revenue, including those over the timing of recording revenue.
•	We selected a sample of contracts for which revenue was recognized in 2022 and January 2023 and performed the following:
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

February 24, 2023

We have served as the Company’s auditor since 2015.

PJT Partners Inc.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2022	2021
Assets
Cash and Cash Equivalents	$173,235	$200,481
Investments (at fair value)	50,242	—
Accounts Receivable (net of allowance for credit losses of $1,945 and $1,853 at December 31, 2022 and 2021, respectively)	317,751	289,267
Intangible Assets, Net	17,880	24,386
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	30,693	37,147
Operating Lease Right-of-Use Assets	119,025	137,916
Other Assets	99,929	61,921
Deferred Tax Asset, Net	69,172	63,782
Total Assets	$1,050,652	$987,625
Liabilities and Equity
Accrued Compensation and Benefits	$83,920	$121,717
Accounts Payable, Accrued Expenses and Other Liabilities	24,782	23,753
Operating Lease Liabilities	135,627	157,013
Amount Due Pursuant to Tax Receivable Agreement	30,315	31,131
Taxes Payable	3,451	3,492
Deferred Revenue	12,999	12,947
Total Liabilities	291,094	350,053
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 31,062,575 and 29,248,457 issued at December 31, 2022 and 2021, respectively; 24,479,286 and 24,319,413 outstanding at December 31, 2022 and 2021, respectively)	310	292
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 158 issued and outstanding at December 31, 2022; 159 issued and outstanding at December 31, 2021)	—	—
Additional Paid-In Capital	502,585	391,242
Retained Earnings (Deficit)	60,969	(4,933)
Accumulated Other Comprehensive Income (Loss)	(2,274)	631
Treasury Stock at Cost (6,583,289 and 4,929,044 shares at December 31, 2022 and 2021, respectively)	(376,484)	(267,000)
Total PJT Partners Inc. Equity	185,106	120,232
Non-Controlling Interests	574,452	517,340
Total Equity	759,558	637,572
Total Liabilities and Equity	$1,050,652	$987,625

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Advisory Fees	$823,496	$762,723	$872,286
Placement Fees	192,890	216,692	162,237
Interest Income and Other	9,119	12,530	17,777
Total Revenues	1,025,505	991,945	1,052,300
Expenses
Compensation and Benefits	669,141	640,040	683,393
Occupancy and Related	35,253	34,686	34,282
Travel and Related	25,197	9,073	7,345
Professional Fees	27,200	27,209	23,014
Communications and Information Services	16,897	18,060	14,669
Depreciation and Amortization	15,475	15,750	15,055
Other Expenses	34,871	27,678	26,581
Total Expenses	824,034	772,496	804,339
Income Before Provision for Taxes	201,471	219,449	247,961
Provision for Taxes	36,699	29,494	35,535
Net Income	164,772	189,955	212,426
Net Income Attributable to Non-Controlling Interests	74,238	83,787	94,877
Net Income Attributable to PJT Partners Inc.	$90,534	$106,168	$117,549
Net Income Per Share of Class A Common Stock
Basic	$3.61	$4.25	$4.80
Diluted	$3.51	$3.99	$4.40
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,077,835	24,959,382	24,496,285
Diluted	26,616,640	42,358,705	43,127,166

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Net Income	$164,772	$189,955	$212,426
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(5,304)	(1,444)	2,310
Comprehensive Income	159,468	188,511	214,736
Less:
Comprehensive Income Attributable to Non-Controlling Interests	71,839	83,126	95,919
Comprehensive Income Attributable to PJT Partners Inc.	$87,629	$105,385	$118,817

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional	Retained	Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Earnings	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2021	29,248,457	159	(4,929,044)	$292	$—	$391,242	$(4,933)	$631	$(267,000)	$517,340	$637,572
Net Income	—	—	—	—	—	—	90,534	—	—	74,238	164,772
Other Comprehensive Loss	—	—	—	—	—	—	—	(2,905)	—	(2,399)	(5,304)
Dividends Declared ($1.00 Per Share of Class A Common Stock)	—	—	—	—	—	—	(24,632)	—	—	—	(24,632)
Tax Distributions	—	—	—	—	—	—	—	—	—	(38,338)	(38,338)
Equity-Based Compensation	—	—	—	—	—	143,949	—	—	—	21,579	165,528
Net Share Settlement	—	—	—	—	—	(17,792)	—	—	—	—	(17,792)
Deliveries of Vested Shares of Class A Common Stock	1,814,118	—	—	18	—	(18)	—	—	—	—	—
Change in Ownership Interest	—	(1)	—	—	—	(14,796)	—	—	—	2,032	(12,764)
Treasury Stock Purchases	—	—	(1,654,245)	—	—	—	—	—	(109,484)	—	(109,484)
Balance at December 31, 2022	31,062,575	158	(6,583,289)	$310	$—	$502,585	$60,969	$(2,274)	$(376,484)	$574,452	$759,558

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

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net Income	$164,772	$189,955	$212,426
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	165,528	108,913	120,912
Depreciation and Amortization Expense	15,475	15,750	15,055
Amortization of Operating Lease Right-of-Use Assets	20,735	19,175	21,305
Deferred Taxes	1,784	7,096	6,911
Provision for Credit Losses	2,817	2,869	1,266
Other	2,793	(4,674)	(4,281)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(32,497)	(61,034)	(4,943)
Other Assets	(42,659)	(3,060)	(6,490)
Accrued Compensation and Benefits	(35,347)	(131,388)	129,618
Accounts Payable, Accrued Expenses and Other Liabilities	1,658	(2,073)	818
Operating Lease Liabilities	(22,488)	(21,397)	(16,596)
Taxes Payable	105	847	(2,133)
Deferred Revenue	55	3,182	(4,426)
Net Cash Provided by Operating Activities	242,731	124,161	469,442
Investing Activities
Purchases of Investments	(143,929)	(97,638)	(278,060)
Proceeds from Sales and Maturities of Investments	94,128	235,457	141,162
Purchases of Furniture, Equipment and Leasehold Improvements	(3,434)	(6,472)	(8,854)
Net Cash Provided by (Used in) Investing Activities	(53,235)	131,347	(145,752)
Financing Activities
Dividends	(24,632)	(77,974)	(4,819)
Proceeds from Revolving Credit Facility	42,000	15,000	16,000
Payments on Revolving Credit Facility	(42,000)	(15,000)	(16,000)
Principal Payments on Term Loan	—	—	(21,500)
Tax Distributions	(38,338)	(37,830)	(54,685)
Employee Taxes Paid for Shares Withheld	(17,792)	(22,773)	(12,704)
Cash-Settled Exchanges of Partnership Units	(15,120)	(109,574)	(101,895)
Treasury Stock Purchases	(109,484)	(103,342)	(48,674)
Payments Pursuant to Tax Receivable Agreement	(4,655)	(1,890)	—
Net Cash Used in Financing Activities	(210,021)	(353,383)	(244,277)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,721)	(1,157)	4,150
Net Increase (Decrease) in Cash and Cash Equivalents	(27,246)	(99,032)	83,563
Cash and Cash Equivalents, Beginning of Period	200,481	299,513	215,950
Cash and Cash Equivalents, End of Period	$173,235	$200,481	$299,513
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$28,578	$30,933	$36,161
Payments for Interest	$133	$10	$116
Non-Cash Receipt of Shares	$—	$1,125	$1,138

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

Basis of Presentation

The Company prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”).

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

Revenue Recognition

The Company provides a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, the Company may also assist with raising various forms of financing, including debt and equity. Secondary advisory services include providing GP solutions and investing solutions to clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. The Company’s fund placement services primarily serve alternative investment strategies, including private equity, real estate, hedge funds and private credit. The Company also provides public and private placement fundraising services to corporate clients.

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

With respect to the transaction price, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved and the Company has determined it is probable that there is not a significant risk of a revenue reversal in the future. With respect to contracts to provide advisory services, fees may vary in each engagement, but payments are generally due promptly upon completion of a specified event or, for retainer fees, periodically over the course of the engagement. With respect to contracts to provide placement services, fees are generally payable upon completion of a fund closing or may be paid in installments over three or four years with interest being charged to the outstanding balance. With respect to such fees paid over time, the Company has determined there is not a significant financing component related to such contracts. Fees earned for placement services to corporate clients are typically payable upon completion.

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

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding placement fees receivable; miscellaneous income; foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars; sublease income; and the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated (typically based upon the Secured Overnight Financing Rate or an alternate reference rate) plus an additional percentage as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Consolidated Statements of Financial Condition.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are primarily held at four major financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $0.6 million and $41.2 million as of December 31, 2022 and 2021, respectively.

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

The allowance for credit losses is measured on a collective basis when similar risk characteristics exist in the Company’s accounts receivable. The Company has classified its accounts receivable into short-term and long-term receivables, both of which relate to revenues from contracts with customers, in estimating the allowance for credit losses. Short-term receivables generally have payment terms less than one year and share similar historical credit loss patterns including write-offs and recoveries. These receivables arise from the Company’s performance obligation of standing ready to perform. Long-term receivables are generally paid in installments over a period of three to four years. These receivables share similar historical credit loss patterns including write-offs and recoveries, and arise from the Company’s performance obligation of providing corporate and fund placement services.

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

Compensation and Benefits

Compensation and Benefits includes salaries, cash bonuses and restricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Compensation cost relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Restricted cash awards are expensed over the vesting period on a straight-line basis.

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

The operating entities have generally been subject to New York City Unincorporated Business Tax and to entity-level income taxes imposed by state and local as well as non-U.S. jurisdictions, as applicable. These taxes have been reflected in the Company’s consolidated financial statements.

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

In August 2022, two pieces of legislation that have significant tax-related provisions were signed into law: (1) the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the "CHIPS Act"), which creates a new advanced manufacturing investment credit under new Internal Revenue Code section 48D, and (2) the Inflation Reduction Act of 2022 (the "IRA"), which, among other provisions, introduces (a) a 15% minimum tax on certain large corporations with a 3-year average adjusted financial statement income (“AFSI”) of $1 billion or more (b) a plethora of clean energy tax incentives in the form of tax credits, and (c) a 1% excise tax on repurchases of stock by certain publicly traded corporations. The Company has evaluated the impact of the new laws, and does not expect the IRA or CHIPS Act to have a material impact on its consolidated financial statements.

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

Recent Accounting Developments

 In June 2022, the FASB issued updated guidance on the fair value measurement of equity securities subject to contractual sale restrictions. The guidance is effective for annual and interim periods beginning after December 15, 2023, with early adoption permitted. The Company evaluated and concluded that this guidance will not have a material impact on its consolidated financial statements.

3.	REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Advisory Fees	$823,496	$762,723	$872,286
Placement Fees	192,890	216,692	162,237
Interest Income from Placement Fees and Other	10,173	7,001	10,485
Revenues from Contracts with Customers	$1,026,559	$986,416	$1,045,008

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of December 31, 2022, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $42.2 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $57.8 million, $15.3 million and $28.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of corporate and fund placement services. The majority of Fee Revenue recognized by the Company during the years ended December 31, 2022, 2021 and 2020 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the years ended December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, $11.5 million and $9.0 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. As of December 31, 2022 and 2021, the Company recorded $1.8 million and $1.2 million, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition primarily related to expense advances.

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Year Ended December 31,
	2022	2021	2020
Balance, Beginning of Year	$1,853	$1,330	$—
Adoption of ASC 326	—	—	1,107
Provision for Credit Losses	2,817	2,869	1,266
Write-offs	(2,725)	(2,742)	(1,368)
Recoveries	—	396	325
Balance, End of Year	$1,945	$1,853	$1,330

Included in Accounts Receivable, Net is accrued interest of $2.7 million and $1.9 million as of December 31, 2022 and 2021, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $133.3 million and $104.6  million as of December 31, 2022 and 2021, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $6.5 million and $3.4 million as of December 31, 2022 and 2021, respectively, which were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.5 million and $0.8 million as of December 31, 2022 and 2021, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2022 and 2021, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	December 31,
	2022	2021
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(44,964)	(39,797)
Trade Name	(8,232)	(6,893)
Total Accumulated Amortization	(53,196)	(46,690)
Intangible Assets, Net	$17,880	$24,386

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2022	2021	2020
Balance, Beginning of Year	$24,386	$32,030	$39,806
Amortization Expense	(6,506)	(7,644)	(7,776)
Balance, End of Year	$17,880	$24,386	$32,030

Amortization of Intangible Assets held at December 31, 2022 is expected to be $4.9 million for each of the years ending December 31, 2023 and 2024; $4.8 million for the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2022	2021
Leasehold Improvements	$54,555	$56,230
Furniture and Fixtures	18,811	18,044
Office Equipment	5,533	4,423
Total Furniture, Equipment and Leasehold Improvements	78,899	78,697
Accumulated Depreciation	(48,206)	(41,550)
Furniture, Equipment and Leasehold Improvements, Net	$30,693	$37,147

Depreciation expense was $9.0 million, $8.0 million and $7.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7.	FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	December 31, 2022
	Level I	Level II	Level III	Total
Treasury Securities	$—	$50,242	$—	$50,242

	December 31, 2021
	Level I	Level II	Level III	Total
Treasury Securities	$—	$40,000	$—	$40,000

Investments in Treasury securities were included in Investments at December 31, 2022 and in Cash and Cash Equivalents at December 31, 2021 in the Consolidated Statements of Financial Condition.

8.	INCOME TAXES

The Company’s pretax income is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2022	2021	2020
Income Before Provision for Taxes
Domestic	$237,635	$235,453	$260,361
International	(36,164)	(16,004)	(12,400)
Total	$201,471	$219,449	$247,961

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current
Federal Income Tax	$22,492	$13,673	$20,306
State and Local Income Tax	10,664	6,096	7,747
Foreign Income Tax	1,759	2,629	571
	34,915	22,398	28,624
Deferred
Federal Income Tax	534	6,742	2,308
State and Local Income Tax	1,151	345	300
Foreign Income Tax	99	9	4,303
	1,784	7,096	6,911
Provision for Taxes	$36,699	$29,494	$35,535

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2022	2021	2020
Income Before Provision for Taxes	$201,471	$219,449	$247,961
Provision for Taxes	$36,699	$29,494	$35,535
Effective Income Tax Rate	18.2%	13.4%	14.3%

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2022	2021	2020
Expected Income Tax Expense at the Federal Statutory Rate	21.0%	21.0%	21.0%
Permanent Differences for Compensation	-0.8%	-2.2%	-0.1%
Income Not Subject to U.S. Corporate Income Taxes	-8.3%	-8.7%	-8.3%
Foreign Income Taxes	0.8%	1.2%	0.7%
State and Local Income Taxes, Net of Federal Benefit	3.9%	2.5%	2.9%
Return to Provision	0.8%	-0.1%	-0.4%
Rate Change Impact	0.3%	-0.5%	0.0%
Tax Benefit from NOL Carryback under the CARES Act	—	—	-1.5%
Other	0.5%	0.2%	0.0%
Effective Income Tax Rate	18.2%	13.4%	14.3%

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2022	2021
Deferred Tax Assets
Operating Lease Liabilities	$16,459	$19,818
Tax Basis Step-Up from Blackstone	11,252	15,028
Deferred Compensation	24,835	16,939
Partner Exchange Basis Step-Up	38,966	36,350
Other	2,427	4,349
Total Deferred Tax Assets	$93,939	$92,484
Deferred Tax Liabilities
Operating Lease Right-of-Use Assets	$14,398	$17,306
Intangible Assets	2,071	1,654
Fixed Assets	857	1,612
Other	7,441	8,130
Total Deferred Tax Liabilities	24,767	28,702
Deferred Tax Asset, Net	$69,172	$63,782

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

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. As of December 31, 2022, the Company is not generally subject to examination by the tax authorities for years before 2019.

The Company had no unrecognized tax benefits as of December 31, 2022 and 2021.

The Company does not anticipate a material increase or decrease in unrecognized tax benefits during the coming year.

For the years ended December 31, 2022, 2021 and 2020, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the years ended December 31, 2022, 2021 and 2020 is presented below:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net Income Attributable to PJT Partners Inc.	$90,534	$106,168	$117,549
Less:
Dividends on Participating Securities	—	—	11
Net Income Attributable to Participating Securities	—	—	41
Net Income Attributable to Shares of Class A Common Stock — Basic	90,534	106,168	117,497
Incremental Net Income from Dilutive Securities	2,810	62,740	72,452
Net Income Attributable to Shares of Class A Common Stock — Diluted	$93,344	$168,908	$189,949
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,077,835	24,959,382	24,496,285
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	1,538,805	17,399,323	18,630,881
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	26,616,640	42,358,705	43,127,166
Net Income Per Share of Class A Common Stock
Basic	$3.61	$4.25	$4.80
Diluted	$3.51	$3.99	$4.40

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,123,029 for the year ended December 31, 2022, excluding unvested RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the year ended December 31, 2022, there were 15,045,194 weighted-average Partnership Units that were anti-dilutive. For the years ended December 31, 2021 and 2020, there were no anti-dilutive securities.

10.	EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

On October 1, 2015, the Company adopted the PJT Partners Inc. 2015 Omnibus Incentive Plan, and on April 24, 2019, the Company adopted the Amended and Restated PJT Partners Inc. Omnibus Plan (the “PJT Equity Plan”) for the purpose of providing incentive compensation measured by reference to the value of the Company’s Class A common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. The Company has authorized 17 million shares of Class A common stock for issuance of new awards under the PJT Equity Plan, (in addition to the shares that were issuable under the plan in connection with the spin-off), of which 2.4 million were available for issuance as of December 31, 2022. The Company intends to use newly-issued shares of the Company’s Class A common stock to satisfy vested restricted stock unit (“RSU”) and RSUs containing both service and market conditions awards under the PJT Equity Plan.

The following table represents equity-based compensation expense and related income tax benefit for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Equity-Based Compensation Expense	$165,528	$108,913	$120,912
Income Tax Benefit	$21,548	$14,921	$16,417

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the acquisition of CamberView, annual compensation process and ongoing hiring process, the Company has issued RSUs, which generally vest over a service life of three to five years. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

The following table summarizes activity related to unvested RSUs for the year ended December 31, 2022:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	4,098,671	$60.14
Granted	1,920,006	63.88
Vested	(1,724,481)	51.37
Forfeited	(94,470)	64.07
Dividends Reinvested on RSUs	(18,651)	16.97
Balance, December 31, 2022	4,181,075	$65.58

As of December 31, 2022, there was $120.4 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.3 years. The Company assumes a forfeiture rate of 1.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the years ended December 31, 2021 and 2020 was $73.45 and $53.70, respectively.

RSU Awards with Both Service and Market Conditions

The Company has granted RSU awards containing both service and market conditions. The service condition requirement for these awards is generally three to five years. The market condition will generally be satisfied upon the publicly traded shares of Class A common stock achieving certain volume-weighted average share price target over various trading periods during the life of the award.

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

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the year ended December 31, 2022:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	50,280	$36.53
Granted	1,514,748	$41.97
Vested	(26,500)	31.13
Forfeited	(3,860)	41.97
Dividends Reinvested on RSUs	(656)	34.22
Balance, December 31, 2022	1,534,012	$41.98

As of December 31, 2022, there was $36.3 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.3 years. The Company assumes a forfeiture rate of 4.0% to 6.0% annually based on expected turnover and periodically reassesses this rate. For the year ended December 31, 2021, no RSUs with both a service and market condition were granted. The weighted-average grant date fair value with respect to RSUs with both a service and market condition granted for the year ended December 31, 2020 was $34.42.

The Company estimated the fair value of RSU awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the years ended December 31, 2022 and 2020:

	Year Ended December 31,
	2022	2020
Risk-Free Interest Rate	2.0%	0.2%
Dividend Yield	0.0%	0.5%
Volatility Factor	37.0%	52.3%
Expected Life (in years)	5.0	1.3

Restricted Share Awards

In connection with the acquisition of CamberView Partners Holdings, LLC, certain individuals were issued restricted shares of the Company’s Class A common stock. Based on the terms of the award, compensation expense was fully recognized over four years. For the years ended December 31, 2022 and 2021, no restricted share awards were granted. As of December 31, 2022, there were no restricted shares outstanding.

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

The following table summarizes activity related to unvested Partnership Units for the year ended December 31, 2022:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	248,595	$53.42
Granted	77,588	62.05
Vested	(141,052)	48.80
Forfeited	(7,064)	59.09
Balance, December 31, 2022	178,067	$60.62

As of December 31, 2022, there was $6.5 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.0 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the years ended December 31, 2021 and 2020 was $68.70 and $49.92, respectively.

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

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the year ended December 31, 2022:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2021	—	$—
Granted	1,107,768	39.10
Balance, December 31, 2022	1,107,768	$39.10

As of December 31, 2022, there was $25.5 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.4 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate.

The Company estimated the fair value of Partnership Unit awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the year ended December 31, 2022:

Risk-Free Interest Rate	2.0%
Volatility Factor	37.0%
Expected Life (in years)	5.0

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2022, are expected to vest:

		Weighted-Average
		Service Period
	Units	in Years
Partnership Units	1,212,064	2.2
Restricted Stock Units	5,371,276	1.6
Total Equity-Based Awards	6,583,340	1.7

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $26.6 million, $30.8 million and $34.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $19.2 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.2 years.

11.	STOCKHOLDERS’ EQUITY

Class A and Class B Common Stock

Holders of shares of the Company’s Class A common stock are (a) entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors; (b) entitled to receive dividends when and if declared by the Company’s Board of Directors (the “Board”) out of funds legally available therefor; and (c) entitled to receive pro rata the Company’s remaining assets available for distribution upon any liquidation, dissolution or winding up of the Company.

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

In an effort to preserve the tax-free nature of the spin-off, the Company’s Certificate of Incorporation provided that holders of Class B common stock were limited to only one vote per share of Class B common stock solely with respect to the election or removal of directors. With the passage of time since the spin-off, this restriction on the voting rights of holders of Class B common stock is no longer operative. Pursuant to the Company’s Certificate of Incorporation, upon the request of a holder of Class B common stock and approval by the Board, such holder’s Class B common stock would be equalized to provide the same number of votes for the election and removal of directors as it does for all other matters. Accordingly, as of December 31, 2022, the holders of 10,339,443 vested and unvested Partnership Units have requested, and the Board has approved, that the shares of Class B common stock held by them provide them with the same number of votes for the election and removal of directors as they do for all other matters.

Holders of shares of the Company’s Class B common stock vote together with holders of the Company’s publicly traded Class A common stock as a single class on all matters on which such shareholders are entitled to vote generally, except as otherwise required by law.

Non-Controlling Interests

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2022 and 2021, the non-controlling interest was 37.6% and 38.4%, respectively. The percentage of the Net Income Attributable to Non-Controlling Interests will vary from this percentage primarily due to the differing level of income taxes applicable to the controlling interest.

Partnership Units are exchangeable at the option of the holder for cash or, at the Company’s election, for shares of Class A common stock on a one-for-one basis. The election to exchange Partnership Units is entirely within the control of the holder of Partnership Units, although the Company retains the sole option to determine whether to settle the exchange in either cash or shares of Class A common stock.

PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries indirectly through its equity interest in PJT Partners Holdings LP; therefore, the shares of Class A common stock outstanding represent the controlling interest.

Treasury Stock

On April 25, 2022, the Company’s Board authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of December 31, 2022, the Company’s remaining repurchase authorization was $173.7 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the year ended December 31, 2022, the Company repurchased 1.7 million shares of the Company’s Class A common stock at an average price per share of $66.15, or $109.5 million in aggregate, pursuant to this share repurchase program. The result of these repurchases was an increase of $109.5 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition for the year ended December 31, 2022. With respect to repurchases of the Company’s Class A common stock during the year ended December 31, 2021, the Company recorded an increase of $103.3 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition.
12.	LEASES

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating Lease Cost	$27,672	$27,519	$27,492
Short-Term Lease Cost	—	102	—
Variable Lease Cost	3,606	3,090	3,101
Sublease Income	(529)	(909)	(2,757)
Total Lease Cost	$30,749	$29,802	$27,836

Supplemental information related to the Company’s operating leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$22,488	$21,397	$16,596
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$6,261	$6,765	$4,043

	December 31,
	2022	2021
Weighted-Average Remaining Lease Term (in years)	6.8	7.6
Weighted-Average Discount Rate	4.6%	4.7%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of December 31, 2022:

Year Ending December 31,
2023	$32,119
2024	29,086
2025	24,752
2026	19,164
2027	10,560
Thereafter	43,037
Total Lease Payments	158,718
Less: Imputed Interest	23,091
Total	$135,627

13.	TRANSACTIONS WITH RELATED PARTIES

Exchange Agreement

The Company has entered into an exchange agreement with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the limited partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of their Partnership Units for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Further, pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of PJT Partners Inc. Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement). In the event cash-settled exchanges of Partnership Units are funded with new issuances of Class A common stock, the fair value of a share of PJT Partners Inc. Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging holder of Partnership Units will be entitled may be greater than or less than the then-current market value of PJT Partners Inc. Class A common stock. The exchange agreement also provides that a holder of Partnership Units will not have the right to exchange Partnership Units in the event that PJT Partners Inc. determines that such exchange would be prohibited by law, or would result in any breach of any debt agreement or other material contract of PJT Partners Inc. or PJT Partners Holdings LP.

Certain holders of Partnership Units exchanged 0.2 million and 1.5 million Partnership Units, respectively, for cash in the amounts of $15.1 million and $109.6 million, respectively, for the years ended December 31, 2022 and 2021. Such amounts are recorded as a reduction of Non-Controlling Interests in the Consolidated Statements of Financial Condition. Additionally, 250 thousand Partnership Units were exchanged for shares of PJT Partners Inc. Class A common for the year ended December 31, 2022. There were no exchanges for the shares of PJT Partners Inc. Class A common stock for the year ended December 31, 2021. Exchanges for shares are recorded as a reduction of Non-Controlling Interests and an increase in Additional Paid-In Capital in the Consolidated Statements of Financial Condition.

With respect to the fourth quarter 2022 exchange, the Company elected to settle the exchange of 142,502 Partnership Units on February 14, 2023 for cash for an aggregate payment of $10.7 million. The price per Partnership Unit paid by the Company was $75.35, which was equal to the volume-weighted average price of a share of the Company’s Class A common stock on February 9, 2023.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of December 31, 2022 and 2021, the Company had amounts due of $30.3 million and $31.1 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement: $2.2 million for the year ending December 31, 2023; $2.3 million for the year ending December 31, 2024; $2.2 million for the years ending December 31, 2025, 2026 and 2027; and $19.1 million in years thereafter. Actual payments may differ significantly from estimated payments.

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space. K. Don Cornwell, former partner and a member of the Board of Directors as of January 2023, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years. The rent, terms and conditions of the Sublease were consistent with those similar subleases in the market as of the time the Sublease was entered. The Company recognized $0.1 million of sublease income for the year ended December 31, 2022 related to the Sublease. Such amounts are recorded in Interest Income and Other in the Consolidated Statements of Operations.

Aircraft Lease

The Company makes available to its partners and, on occasion, their family members personal use of a company leased aircraft when it is not being used for business purposes, for which the partners pay the full incremental costs associated with such use. Such amount is not material to the consolidated financial statements.

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

On February 1, 2021, Borrower entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with Lender, amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement. The Renewal Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, on the terms and subject to the conditions set forth in the Renewal Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility was scheduled to mature and the commitments thereunder were scheduled to terminate on October 1, 2022, subject to extension by agreement of the Borrower and Lender. On April, 25, 2022, the Renewal Agreement was further amended to extend the maturity date to October 1, 2023.

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

As of December 31, 2022 and 2021, the Company was in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively.

As of December 31, 2022 and 2021, there were no borrowings outstanding under the revolving credit facility.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $3.3 million and $4.1 million as of December 31, 2022 and 2021, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of December 31, 2022 and 2021.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of December 31, 2022 and 2021, the Company had accrued $3.4 million and $2.6 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

15.	REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the U.S., United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $125.9 million and $79.4 million as of December 31, 2022 and 2021, respectively, which exceeded the minimum net capital requirement by $124.1 million and $77.6 million, respectively.

PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain minimum capital of the greater of the permanent minimum requirement of £75 thousand or a fixed overhead requirement, defined as 25% of fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm authorized and regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of the greater of the permanent minimum requirement of €75 thousand or 25% of the fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. As of December 31, 2022 and 2021, these entities were in compliance with local capital adequacy requirements.

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

	Year Ended December 31,
	2022	2021	2020
Revenues
Domestic	$923,334	$873,563	$933,580
International	102,171	118,382	118,720
Total	$1,025,505	$991,945	$1,052,300

	December 31,
	2022	2021
Assets
Domestic	$921,274	$824,963
International	129,378	162,662
Total	$1,050,652	$987,625

The Company was not subject to any material concentrations with respect to its revenues for the years ended December 31, 2022, 2021 and 2020. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of December 31, 2022 and 2021.

17.	SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on March 22, 2023 to Class A common stockholders of record on March 8, 2023.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides those described in Note 13. “Transactions with Related Parties—Exchange Agreement” and Note 13. “Transactions with Related Parties—Sublease.”

SUPPLEMENTAL FINANCIAL INFORMATION

Not applicable.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PJT Partners Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

February 24, 2023

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2023 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information regarding our independent registered public accounting firm fees and services in the section captioned “Proposal 5—Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

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

10.6

Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of April 25, 2022 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2022).

10.7

Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.8

Amendment to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.9

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 12, 2016 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017).

10.10

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of January 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2018).

10.11

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

10.13

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

10.15+

Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2019).

10.16+

PJT Partners Inc. Amended and Restated Bonus Deferral Plan, dated as of February 23, 2021 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

10.17+

Form of PJT Partners Holdings LP Restricted Bonus Component Agreement (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

Exhibit
Number	Description

10.18+

Partner Agreement between PJT Partners Holdings LP and Paul J. Taubman, dated as of October 9, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities Exchange Commission on September 3, 2015).

10.19+

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

10.23+

Partner Agreement between PJT Partners Holdings LP and David Travin, dated as of January 1, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2022).

10.24+

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

10.31+

Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2016).

10.32+

Form of Special Equity Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017).

Exhibit
Number	Description

10.33+

Form of Performance LTIP Unit Grant Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2022).

10.34+

Form of Performance Restricted Stock Unit Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2022).

10.35

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

Date: February 24, 2023

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 24, 2023
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 24, 2023
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ K. Don Cornwell	Director	February 24, 2023
K. Don Cornwell

/s/ James Costos	Director	February 24, 2023
James Costos

/s/ Emily K. Rafferty	Director	February 24, 2023
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 24, 2023
Thomas M. Ryan

/s/ Grace Reksten Skaugen	Director	February 24, 2023
Grace Reksten Skaugen

/s/ Kenneth C. Whitney	Director	February 24, 2023
Kenneth C. Whitney