Form 10-Q
period 2023-03-31
PJT Partners Inc.
filed 2023-05-03
CIK 1626115

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

280 Park Avenue

New York, New York 10017

(Address of principal executive offices)(Zip Code)

(212) 364-7810

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

As of April 24, 2023, there were 24,800,541 shares of Class A common stock, par value $0.01 per share, and 159 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyberattacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) failures of our computer systems or communication systems, including as a result of a catastrophic event and the use of remote work environments and virtual platforms; (d) the impact of catastrophic events, including business disruptions, pandemics, reductions in employment and an increase in business failures on (1) the U.S. and the global economy, (2) our employees and our ability to provide services to our clients and respond to their needs; (e) the failure of third-party service providers to perform their functions; and (f) volatility in the political and economic environment, including as a result of inflation, rising interest rates, international conflict, and instability in the banking system as a result of several recent bank failures.

Any of these factors, as well as such other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2023	December 31, 2022
Assets
Cash and Cash Equivalents	$93,541	$173,235
Investments (at fair value)	4,998	50,242
Accounts Receivable (net of allowance for credit losses of $2,253 and $1,945 at March 31, 2023 and December 31, 2022, respectively)	319,559	317,751
Intangible Assets, Net	16,650	17,880
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	30,803	30,693
Operating Lease Right-of-Use Assets	114,630	119,025
Other Assets	136,326	99,929
Deferred Tax Asset, Net	70,579	69,172
Total Assets	$959,811	$1,050,652
Liabilities and Equity
Accrued Compensation and Benefits	$17,250	$83,920
Accounts Payable, Accrued Expenses and Other Liabilities	25,384	24,782
Operating Lease Liabilities	130,690	135,627
Amount Due Pursuant to Tax Receivable Agreement	31,714	30,315
Taxes Payable	3,727	3,451
Deferred Revenue	12,897	12,999
Total Liabilities	221,662	291,094
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 32,238,601 and 31,062,575 issued at March 31, 2023 and December 31, 2022, respectively; 24,800,194 and 24,479,286 outstanding at March 31, 2023 and December 31, 2022, respectively)	322	310
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 159 issued and outstanding at March 31, 2023; 158 issued and outstanding at December 31, 2022)	—	—
Additional Paid-In Capital	531,034	502,585
Retained Earnings	72,076	60,969
Accumulated Other Comprehensive (Loss)	(1,498)	(2,274)
Treasury Stock at Cost (7,438,407 and 6,583,289 shares at March 31, 2023 and December 31, 2022, respectively)	(442,664)	(376,484)
Total PJT Partners Inc. Equity	159,270	185,106
Non-Controlling Interests	578,879	574,452
Total Equity	738,149	759,558
Total Liabilities and Equity	$959,811	$1,050,652

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2023	2022
Revenues
Advisory Fees	$168,090	$181,658
Placement Fees	27,585	60,351
Interest Income and Other	4,313	4,310
Total Revenues	199,988	246,319
Expenses
Compensation and Benefits	133,043	159,232
Occupancy and Related	10,011	8,942
Travel and Related	6,972	4,458
Professional Fees	6,927	7,051
Communications and Information Services	4,077	4,423
Depreciation and Amortization	3,443	4,307
Other Expenses	6,322	7,758
Total Expenses	170,795	196,171
Income Before Provision for Taxes	29,193	50,148
Provision for Taxes	1,207	5,680
Net Income	27,986	44,468
Net Income Attributable to Non-Controlling Interests	10,650	18,764
Net Income Attributable to PJT Partners Inc.	$17,336	$25,704
Net Income Per Share of Class A Common Stock
Basic	$0.69	$1.03
Diluted	$0.67	$1.00
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,231,815	24,989,152
Diluted	26,918,511	26,551,835

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Net Income	$27,986	$44,468
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	1,388	(1,436)
Comprehensive Income	29,374	43,032
Less:
Comprehensive Income Attributable to Non- Controlling Interests	11,262	18,115
Comprehensive Income Attributable to PJT Partners Inc.	$18,112	$24,917

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended March 31, 2023
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance at December 31, 2022	31,062,575	158	(6,583,289)	$310	$—	$502,585	$60,969	$(2,274)	$(376,484)	$574,452	$759,558
Net Income	—	—	—	—	—	—	17,336	—	—	10,650	27,986
Other Comprehensive Income	—	—	—	—	—	—	—	776	—	612	1,388
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,229)	—	—	—	(6,229)
Equity-Based Compensation	—	—	—	—	—	44,076	—	—	—	4,720	48,796
Net Share Settlement	—	—	—	—	—	(16,339)	—	—	—	—	(16,339)
Deliveries of Vested Shares of Class A Common Stock	1,176,026	—	—	12	—	(12)	—	—	—	—	—
Change in Ownership Interest	—	1		—	—	724	—	—	—	(11,555)	(10,831)
Treasury Stock Purchases	—	—	(855,118)	—	—	—	—	—	(66,180)	—	(66,180)
Balance at March 31, 2023	32,238,601	159	(7,438,407)	$322	$—	$531,034	$72,076	$(1,498)	$(442,664)	$578,879	$738,149

	Three Months Ended March 31, 2022
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional	Retained	Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Earnings	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2021	29,248,457	159	(4,929,044)	$292	$—	$391,242	$(4,933)	$631	$(267,000)	$517,340	$637,572
Net Income	—	—	—	—	—	—	25,704	—	—	18,764	44,468
Other Comprehensive Loss	—	—	—	—	—	—	—	(787)	—	(649)	(1,436)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,268)	—	—	—	(6,268)
Equity-Based Compensation	—	—	—	—	—	53,717	—	—	—	5,352	59,069
Net Share Settlement	—	—	—	—	—	(15,367)	—	—	—	—	(15,367)
Deliveries of Vested Shares of Class A Common Stock	1,345,365	—	—	13	—	(13)	—	—	—	—	—
Change in Ownership Interest	—	5	—	—	—	9,055	—	—	—	(15,488)	(6,433)
Treasury Stock Purchases	—	—	(886,929)	—	—	—	—	—	(56,569)	—	(56,569)
Balance at March 31, 2022	30,593,822	164	(5,815,973)	$305	$—	$438,634	$14,503	$(156)	$(323,569)	$525,319	$655,036

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net Income	$27,986	$44,468
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity-Based Compensation Expense	48,796	59,069
Depreciation and Amortization Expense	3,443	4,307
Amortization of Operating Lease Right-of-Use Assets	5,667	5,362
Provision for Credit Losses	453	1,464
Other	231	(1,836)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(1,610)	(64,972)
Other Assets	(35,540)	(25,721)
Accrued Compensation and Benefits	(66,609)	(57,744)
Accounts Payable, Accrued Expenses and Other Liabilities	324	(1,862)
Operating Lease Liabilities	(6,280)	(5,640)
Taxes Payable	255	(889)
Deferred Revenue	(105)	1,755
Net Cash Used in Operating Activities	(22,989)	(42,239)
Investing Activities
Purchases of Investments	(4,996)	(19,979)
Proceeds from Sales and Maturities of Investments	49,801	—
Purchases of Furniture, Equipment and Leasehold Improvements	(2,146)	(806)
Net Cash Provided by (Used in) Investing Activities	42,659	(20,785)
Financing Activities
Dividends	(6,229)	(6,268)
Proceeds from Revolving Credit Facility	15,000	42,000
Payments on Revolving Credit Facility	(15,000)	(17,000)
Employee Taxes Paid for Shares Withheld	(16,339)	(15,367)
Cash-Settled Exchanges of Partnership Units	(10,737)	(6,559)
Treasury Stock Purchases	(66,180)	(56,569)
Net Cash Used in Financing Activities	(99,485)	(59,763)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	121	(1,887)
Net Decrease in Cash and Cash Equivalents	(79,694)	(124,674)
Cash and Cash Equivalents, Beginning of Period	173,235	200,481
Cash and Cash Equivalents, End of Period	$93,541	$75,807
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$675	$2,071

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2023, the non-controlling interest of PJT Partners Holdings LP was 37.2%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS and PJT Partners Japan K.K.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Intercompany transactions have been eliminated for all periods presented.

For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are maintained in U.S. and non-U.S. bank accounts and are held at five financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $0.6 million as of each of March 31, 2023 and December 31, 2022.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Advisory Fees	$168,090	$181,658
Placement Fees	27,585	60,351
Interest Income from Placement Fees and Other	4,270	2,122
Revenues from Contracts with Customers	$199,945	$244,131

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of March 31, 2023, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $35.5 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $3.6 million and $24.0 million for the three months ended March 31, 2023 and 2022, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of corporate and fund placement services. The majority of Fee Revenue recognized by the Company during the three months ended March 31, 2023 and 2022 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023 and 2022, $7.4 million and $6.3 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. As of March 31, 2023 and December 31, 2022, the Company recorded $2.1 million and $1.8 million, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Three Months Ended March 31,
	2023	2022
Beginning Balance	$1,945	$1,853
Provision for Credit Losses	453	1,464
Write-offs	(145)	—
Ending Balance	$2,253	$3,317

Included in Accounts Receivable, Net is accrued interest of $3.3 million and $2.7 million as of March 31, 2023 and December 31, 2022, respectively, related to placement fees.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Included in Accounts Receivable, Net are long-term receivables of $131.7 million and $133.3 million as of March 31, 2023 and December 31, 2022, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $2.9 million and $6.5 million as of March 31, 2023 and December 31, 2022, respectively, which were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.5 million as of each of March 31, 2023 and December 31, 2022.

5.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2023	December 31, 2022
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(46,051)	(44,964)
Trade Name	(8,375)	(8,232)
Total Accumulated Amortization	(54,426)	(53,196)
Intangible Assets, Net	$16,650	$17,880

Amortization expense was $1.2 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.

Amortization of Intangible Assets held at March 31, 2023 is expected to be $3.7 million for the remainder of the year ending December 31, 2023; $4.9 million the year ending December 31, 2024; $4.8 million for the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31, 2023	December 31, 2022
Leasehold Improvements	$56,253	$54,555
Furniture and Fixtures	19,107	18,811
Office Equipment	6,057	5,533
Total Furniture, Equipment and Leasehold Improvements	81,417	78,899
Accumulated Depreciation	(50,614)	(48,206)
Furniture, Equipment and Leasehold Improvements, Net	$30,803	$30,693

Depreciation expense was $2.2 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	March 31, 2023
	Level I	Level II	Level III	Total
Treasury Securities	$—	$4,998	$—	$4,998

	December 31, 2022
	Level I	Level II	Level III	Total
Treasury Securities	$—	$50,242	$—	$50,242

Investments in Treasury securities were included in Investments as of March 31, 2023 and in Investments as of December 31, 2022 in the Condensed Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended March 31,
	2023	2022
Income Before Provision for Taxes	$29,193	$50,148
Provision for Taxes	$1,207	$5,680
Effective Income Tax Rate	4.1%	11.3%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2023 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

The Company had no unrecognized tax benefits as of March 31, 2023.

During the quarter ended March 31, 2023, the Company's holding partnership, PJT Partners Holdings LP, received a notice from the Internal Revenue Service that its Form 1065, U.S. Return of Partnership Income, was selected for examination for the tax year ended December 31, 2020. The Company currently does not expect the results of the audit to have any material impact on its consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2023 and 2022 is presented below:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$17,336	$25,704
Incremental Net Income from Dilutive Securities	574	786
Net Income Attributable to Shares of Class A Common Stock — Diluted	$17,910	$26,490
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,231,815	24,989,152
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	1,686,696	1,562,683
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	26,918,511	26,551,835
Net Income Per Share of Class A Common Stock
Basic	$0.69	$1.03
Diluted	$0.67	$1.00

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 39,997,580 for the three months ended March 31, 2023, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended March 31, 2023 and 2022, there were 14,765,765 and 15,196,653 weighted-average Partnership Units, respectively, that were anti-dilutive.

Share Repurchase Program

During the three months ended March 31, 2023, the Company repurchased 0.9 million shares of the Company’s Class A common stock at an average price per share of $77.37, or $66.2 million in aggregate, pursuant to this share repurchase program. As of March 31, 2023, the Company’s remaining repurchase authorization was $107.5 million.

10.
EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 10. “Equity-Based and Other Deferred Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table represents equity-based compensation expense and the related income tax benefit for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Equity-Based Compensation Expense	$48,796	$59,069
Income Tax Benefit	$6,703	$8,022

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the three months ended March 31, 2023:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	4,181,075	$65.58
Granted	1,930,925	79.50
Dividends Reinvested on RSUs	(51,969)	56.71
Forfeited	(9,731)	71.45
Vested	(1,319,496)	59.87
Balance, March 31, 2023	4,730,804	$72.94

As of March 31, 2023, there was $221.8 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.0 years. The Company assumes a forfeiture rate of 1.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the three months ended March 31, 2022 was $63.62.

RSU Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the three months ended March 31, 2023:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	1,534,012	$41.98
Dividends Reinvested on RSUs	79	34.22
Balance, March 31, 2023	1,534,091	$41.98

As of March 31, 2023, there was $31.7 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.1 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs with both a service and market condition granted for the three months ended March 31, 2022 was $41.97.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the three months ended March 31, 2023:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	178,067	$60.62
Granted	36,726	74.57
Vested	(74,885)	54.19
Balance, March 31, 2023	139,908	$67.73

As of March 31, 2023, there was $7.9 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.4 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the three months ended March 31, 2022 was $59.84.

Partnership Unit Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the three months ended March 31, 2023:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	1,107,768	$39.10
Balance, March 31, 2023	1,107,768	$39.10

As of March 31, 2023, there was $22.5 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 2.1 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units with both a service and market condition granted for the three months ended March 31, 2022 was $39.10.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2023, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	5,834,998	2.1
Partnership Units	1,184,737	2.0
Total Equity-Based Awards	7,019,735	2.1

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $10.2 million and $7.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $84.8 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.6 years.

11.
LEASES

The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Operating Lease Cost	$7,354	$6,724
Variable Lease Cost	1,149	1,004
Sublease Income	(195)	(210)
Total Lease Cost	$8,308	$7,518

Supplemental information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$6,280	$5,640
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$508	$—

	March 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Term (in years)	6.7	6.8
Weighted-Average Discount Rate	4.7%	4.6%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of March 31, 2023:

Year Ending December 31,	Operating
2023 (April 1 through December 31)	$24,456
2024	29,253
2025	24,945
2026	19,608
2027	10,928
Thereafter	43,341
Total Lease Payments	152,531
Less: Imputed Interest	21,841
Total	$130,690

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

Further information regarding the exchange agreement is described in Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Certain holders of Partnership Units exchanged 0.1 million Partnership Units for cash in the amount of $10.7 million for the three months ended March 31, 2023 and 0.1 million Partnership Units for cash in the amount of $6.6 million for the three months ended March 31, 2022. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

The Company intends to exchange 139 thousand Partnership Units for cash on May 9, 2023 at a price equal to the volume-weighted average price per share of the Company’s Class A common stock on May 4, 2023.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2023 and December 31, 2022, the Company had amounts due of $31.7 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Sublease

The Company has entered into a Sublease Agreement (the "Sublease") with Dynasty Equity Partners Management, LLC ("Dynasty") to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board as of January 2023, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years. The rent, terms and conditions of the Sublease were consistent with those similar subleases in the market as of the time the Sublease was entered and the Company recognized $0.2 million of sublease income for the three months ended March 31, 2023. Such amounts are recorded in Interest Income and Other in the Condensed Consolidated Statements of Operations.

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

13.
COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). The Renewal Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, pursuant to the terms and conditions set forth in the Renewal Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on the maturity date, subject to extension by agreement of the Borrower and Lender. On February 7, 2023, the Renewal Agreement was further amended with the same terms to extend the maturity date to October 1, 2024.

As of March 31, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility.

As of March 31, 2023 and December 31, 2022, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended and Restated Loan Agreement.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $3.0 million and $3.3 million as of March 31, 2023 and December 31, 2022, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of March 31, 2023 and December 31, 2022.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. The Company had accrued $3.4 million as of March 31, 2023 and December 31, 2022, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

14.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the U.S., United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP had net capital of $37.2 million and $125.9 million as of March 31, 2023 and December 31, 2022, respectively, which exceeded the minimum net capital requirement by $35.7 million and $124.1 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

As of March 31, 2023 and December 31, 2022, PJT Partners (UK) Limited, PJT Partners (HK) Limited and PJT Partners Park Hill (Spain) A.V., S.A.U. were in compliance with local capital adequacy requirements.

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

	Three Months Ended March 31,
	2023	2022
Revenues
Domestic	$166,815	$216,979
International	33,173	29,340
Total	$199,988	$246,319

	March 31, 2023	December 31, 2022
Assets
Domestic	$829,558	$921,274
International	130,253	129,378
Total	$959,811	$1,050,652

16.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on June 21, 2023 to Class A common stockholders of record as of June 7, 2023.

As publicly reported, on May 1, 2023, First Republic Bank ("FRB") was acquired by JPMorgan Chase & Co. following a seizure by the U.S. Federal Deposit Insurance Corporation. The Company maintained cash deposits and a revolving credit facility with FRB. The Company expects no material impact on its consolidated financial statements or day-to-day operations as a result of these recent developments.

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

Our Business

PJT Partners is a premier, global, advisory-focused investment bank that was built from the ground up to be different. Our highly experienced, collaborative teams provide independent advice coupled with old-world, high-touch client service. This ethos has allowed us to attract some of the very best talent in the markets in which we operate. We deliver leading advice to many of the world's most consequential companies, effect some of the most transformative transactions and restructurings and raise billions of dollars of capital around the globe to support startups and more established companies.

We have world-class franchises in each of the areas in which we compete:

Strategic Advisory

Our team of leading professionals delivers strategic advice and innovative solutions to various opportunities and often highly complex challenges. We advise clients on transactions including mergers and acquisitions (“M&A”), spin-offs, activism defense, contested M&A, joint ventures, minority investments and divestitures. Additionally, we advise private and public company boards and management teams on strategies for building productive investor relationships with a focus on shareholder engagement; complex investor matters; environmental, social and governance transition solutions; and other critical strategic, governance and shareholder matters. Our capital markets advisory team advises and executes public and private capital raises in the debt and equity capital markets, including debt financings, acquisition financings, structured product offerings, public equity raises including IPO and SPAC offerings, private capital raises for early and later stage companies as well as other capital structure related matters. Our geopolitical and policy advisory practice assists boards and managements team navigate changing geopolitical relationships against the backdrop of evolving political landscapes.

Restructuring and Special Situations

Our Restructuring and Special Situations business is one of the world’s leading advisors in financial debt restructurings, liability management, distressed M&A and Chapter 11 matters, around the globe. We have been named IFR Restructuring Advisor of the Year for three years running beginning in 2020 and are consistently ranked among the top three financial advisors in announced global restructuring volume. With expertise in highly complex capital structure challenges, we advise management teams, corporate boards, sponsors and creditors in situations where a company is experiencing financial distress.

PJT Park Hill

PJT Park Hill, our leading global alternative asset advisory and fundraising business, provides private fund advisory and fundraising services for a diverse range of investment strategies. Moreover, PJT Park Hill is the only group among its peers with top-tier dedicated private equity, hedge fund, private credit, real estate, directs and private capital solutions groups. PJT Park Hill’s Private Capital Solutions business is a leading advisor to GPs and LPs on liquidity and other structured solutions.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of some of the factors that can affect our performance.

M&A is a cyclical business that is impacted by macroeconomic conditions. There are several factors weighing on global M&A activity in the intermediate-term, including monetary policy, a downturn in equity markets, greater economic and geopolitical uncertainty and slowing global growth. Worldwide M&A announced volumes during the first quarter of 2023 were down 44% compared with first quarter of 20221 as these factors adversely impacted the strength of strategic activity. While the pace of activity has changed, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Continued adverse macroeconomic conditions, particularly in the debt and equity capital markets led to an uptick in global restructuring activity in the first quarter of 2023. In particular, out-of-court liability management transactions, principally driven by financial sponsor activity led to an increase in active restructuring mandates. Restructuring opportunities remain across most sectors and geographies including healthcare, consumer-driven businesses and industrials driven by a mix of financial debt restructurings, liability management and in-court Chapter 11 matters.

Given the global macroeconomic environment and supply of alternative investment opportunities in the market seeking capital, limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high as a flight to quality persists. As it relates to private capital activity, market volatility has increased resulting from rising inflation, supply chain disruption and geopolitical events. As a result, market sentiment has shifted away from highly concentrated portfolio structures in favor of diversification.

1Source: Refinitiv Global Mergers & Acquisitions Review for First Quarter of 2023 as of March 31, 2023.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from contracts with clients to provide advisory and placement services. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

We provide a range of strategic advisory, capital markets advisory, restructuring and special situations and shareholder advisory services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our private capital solutions services include providing GP solutions and investing solutions to clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Our fund placement services primarily serve alternative investment strategies, including private equity, real estate, hedge funds and private credit. We advise on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation including partnership terms and conditions most prevalent in the current environment. We also provide public and private placement fundraising services to our corporate clients and recognize placement and underwriting fees based on the successful completion of the transaction.

The amount and timing of the fees paid vary by the type of engagement and are typically based on retainers, completion of a transaction or a capital raise. Fees earned for services provided to alternative asset managers are typically recognized upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized over time as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate, such as the Secured Overnight Financing Rate or an alternate reference rate, plus a market-based margin. For funds with multiple closings, the constraint on variable consideration is lifted upon each closing. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, we earn fees for such open-end fund structures over a four year period. For these arrangements, revenue is recognized over time as the constraint over variable consideration is lifted. We may receive non-refundable up-front fees in our contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided.

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

Non-Compensation Expense – Non-Compensation expenses are the other costs typical to operating our business, which generally consist of Occupancy and Related, Travel and Related, Professional Fees, Communications and Information Services, Depreciation and Amortization and Other Expenses. Further information regarding these expenses can be found in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The operating entities have generally been subject to New York City Unincorporated Business Tax and to entity-level income taxes imposed by state and local as well as non-U.S. jurisdictions, as applicable. These taxes have been reflected in our condensed consolidated financial statements.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$168,090	$181,658	(7)%
Placement Fees	27,585	60,351	(54)%
Interest Income and Other	4,313	4,310	0%
Total Revenues	199,988	246,319	(19)%
Expenses
Compensation and Benefits	133,043	159,232	(16)%
Occupancy and Related	10,011	8,942	12%
Travel and Related	6,972	4,458	56%
Professional Fees	6,927	7,051	(2)%
Communications and Information Services	4,077	4,423	(8)%
Depreciation and Amortization	3,443	4,307	(20)%
Other Expenses	6,322	7,758	(19)%
Total Expenses	170,795	196,171	(13)%
Income Before Provision for Taxes	29,193	50,148	(42)%
Provision for Taxes	1,207	5,680	(79)%
Net Income	27,986	44,468	(37)%
Net Income Attributable to Non-Controlling Interests	10,650	18,764	(43)%
Net Income Attributable to PJT Partners Inc.	$17,336	$25,704	(33)%

Revenues

The following table provides revenue statistics for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Total Number of Clients	237	239
Total Number of Fees of at least $1 Million from Client Transactions	37	49

Total Revenues were $200.0 million for the three months ended March 31, 2023, a decrease of $46.3 million compared with $246.3 million for the three months ended March 31, 2022. Advisory Fees were $168.1 million for the three months ended March 31, 2023, a decrease of $13.6 million compared with $181.7 million for the three months ended March 31, 2022. The decrease in Advisory Fees was due to decreases in strategic advisory and private capital solutions revenues. Placement Fees were $27.6 million for the three months ended March 31, 2023, a decrease of $32.8 million compared with $60.4 million for the three months ended March 31, 2022. The decrease in Placement Fees was principally due to a decrease in fund placement revenues.

Expenses

Expenses were $170.8 million for the three months ended March 31, 2023, a decrease of $25.4 million compared with $196.2 million for the three months ended March 31, 2022. The decrease in expenses was principally attributable to a decrease in Compensation and Benefits of $26.2 million, which was partially offset by increases in Travel and Related of $2.5 million and Occupancy and Related of $1.1 million. The compensation accrual rate increased for the current quarter principally reflecting increased fixed compensation expenses combined with lower revenues. Aggregate Compensation and Benefits decreased in the quarter notwithstanding the higher accrual rate due to lower revenues compared with the prior year. Travel and Related increased due to increased levels of business travel. Occupancy and Related increased principally due to expansion of our New York office.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended March 31, 2023 was $1.2 million, which represents an effective tax rate of 4.1% on pretax income of $29.2 million. The Company’s Provision for Taxes for the three months ended March 31, 2022 was $5.7 million, which represents an effective tax rate of 11.3% on pretax income of $50.1 million.

The change in tax rate between the three months ended March 31, 2023 and three months ended March 31, 2022 was principally due to a lower pretax income.

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

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). On February 7, 2023, the Renewal Agreement was further amended to extend the maturity date to October 1, 2024. Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of March 31, 2023 and December 31, 2022, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated

Loan Agreement, respectively. Additionally, as of March 31, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility.

We evaluate our cash needs on a regular basis in light of current market conditions. During the quarter ended March 31, 2023, certain U.S. and international government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns which caused significant disruptions to the banking system and financial market volatility. Further, as publicly reported, on May 1, 2023, First Republic Bank was acquired by JPMorgan Chase & Co. following a seizure by the U.S. Federal Deposit Insurance Corporation. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $98.5 million and $223.5 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, fully insured cash sweep accounts or Treasury securities.

Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of March 31, 2023 and December 31, 2022, total accounts receivable, net of allowance for credit losses, were $319.6 million and $317.8 million, respectively. As of March 31, 2023 and December 31, 2022, the allowance for credit losses was $2.3 million and $1.9 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $131.7 million and $133.3 million as of March 31, 2023 and December 31, 2022, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses including cash compensation to our employees, exchanging of Partnership Units for cash, repurchasing shares of the Company’s Class A common stock, paying income taxes, making distributions to our shareholders in accordance with our dividend policy, partnership tax distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate or raise cash in the future. This depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors.

Additionally, our ability to generate positive cash flow from operations will be impacted by global economic conditions. If our cash flows from operations are significantly reduced, we may need to borrow from our revolving credit facility, incur debt, or issue additional equity. Although we believe that the arrangement we have in place, and our ability to renew that arrangement, will permit us to finance our operations on acceptable terms and conditions for the foreseeable future, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) business performance, (b) our credit ratings or absence of a credit rating, (c) the liquidity of the overall capital markets, (d) the current state of the economy, and (e) stability of our lending institution. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

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

Certain holders of Partnership Units exchanged 0.1 million Partnership Units for cash in the amount of $10.7 million for the three months ended March 31, 2023 and 0.1 million Partnership Units for cash in the amount of $6.6 million for the three months ended March 31, 2022.

Share Repurchase Program

During the three months ended March 31, 2023, the Company repurchased 0.9 million shares of Class A common stock at an average price per share of $77.37, or $66.2 million in aggregate, pursuant to the share repurchase program. As of March 31, 2023, the Company’s remaining repurchase authorization was $107.5 million.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have not been any material changes to our contractual obligations since December 31, 2022.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $3.0 million and $3.3 million as of March 31, 2023 and December 31, 2022, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2023 and December 31, 2022, the Company had amounts due of $31.7 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated payments.

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Other

See Notes 8, 10, 11 and 13 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements and commitments, respectively.

Critical Accounting Estimates

A discussion of critical accounting estimates is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Credit Risk

Our business is not capital-intensive and we do not invest in derivative instruments or, generally, borrow. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk. Notwithstanding the foregoing, current economic and geopolitical uncertainty and slowing global growth could have a material adverse effect on the Company's condensed consolidated financial statements.

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and cash equivalents are maintained in U.S. and non-U.S. bank accounts and are held at five financial institutions. In addition to cash and cash equivalents, we hold investments in Treasury securities, certain of which are classified as Investments in our Condensed Consolidated Statements of Financial Condition. We believe our cash, cash equivalents and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk based on our diversified use of global and regional financial institutions and the short-term nature of the securities.

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of March 31, 2023 and December 31, 2022, the allowance for credit losses was $2.3 million and $1.9 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the transaction currency and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Hong Kong dollar and the Japanese yen. For the three months ended March 31, 2023 and 2022, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a gain of $1.4 million and a loss of $1.4 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $0.8 million and a gain of $0.1 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the geopolitical uncertainty and the ongoing economic impact, rising interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the First Quarter of 2023

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
January 1 to January 31	—	$—	—	$173.7 million
February 1 to February 28	625,548	77.52	625,548	125.2 million
March 1 to March 31	229,570	76.96	229,570	107.5 million
Total	855,118	$77.37	855,118	$107.5 million

(a)
On April 25, 2022, the Company’s Board of Directors (the "Board") authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of March 31, 2023, the Company’s remaining repurchase authorization was $107.5 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance during the first quarter of 2023 of LTIP Units in PJT Partners Holdings LP to certain personnel and the transfer of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued six corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

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

*10.1	PJT Partners Inc. Amended and Restated Bonus Deferral Plan, dated as of February 22, 2023.

10.2	Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank, dated as of February 7, 2023.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: May 3, 2023

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)