Form 10-Q
period 2023-06-30
PJT Partners Inc.
filed 2023-07-28
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 24, 2023, there were 24,193,651 shares of Class A common stock, par value $0.01 per share, and 140 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyberattacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) failures of our computer systems or communication systems, including as a result of a catastrophic event and the use of remote work environments and virtual platforms; (d) the impact of catastrophic events, including business disruptions, pandemics, reductions in employment and an increase in business failures on (1) the U.S. and the global economy, and (2) our employees and our ability to provide services to our clients and respond to their needs; (e) the failure of third-party service providers to perform their functions; and (f) volatility in the political and economic environment, including as a result of inflation, rising interest rates, international conflict, and recent events affecting the financial services industry.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2023	December 31, 2022
Assets
Cash and Cash Equivalents	$151,496	$173,235
Investments (at fair value)	74,144	50,242
Accounts Receivable (net of allowance for credit losses of $2,977 and $1,945 at June 30, 2023 and December 31, 2022, respectively)	333,059	317,751
Intangible Assets, Net	15,420	17,880
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	29,358	30,693
Operating Lease Right-of-Use Assets	110,654	119,025
Other Assets	129,327	99,929
Deferred Tax Asset, Net	70,919	69,172
Total Assets	$1,087,102	$1,050,652
Liabilities and Equity
Accrued Compensation and Benefits	$123,190	$83,920
Accounts Payable, Accrued Expenses and Other Liabilities	25,178	24,782
Operating Lease Liabilities	126,210	135,627
Amount Due Pursuant to Tax Receivable Agreement	32,244	30,315
Taxes Payable	3,844	3,451
Deferred Revenue	11,245	12,999
Total Liabilities	321,911	291,094
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 32,251,216 and 31,062,575 issued at June 30, 2023 and December 31, 2022, respectively; 24,220,466 and 24,479,286 outstanding at June 30, 2023 and December 31, 2022, respectively)	322	310
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 140 issued and outstanding at June 30, 2023; 158 issued and outstanding at December 31, 2022)	—	—
Additional Paid-In Capital	541,750	502,585
Retained Earnings	88,149	60,969
Accumulated Other Comprehensive Loss	(562)	(2,274)
Treasury Stock at Cost (8,030,750 and 6,583,289 shares at June 30, 2023 and December 31, 2022, respectively)	(480,552)	(376,484)
Total PJT Partners Inc. Equity	149,107	185,106
Non-Controlling Interests	616,084	574,452
Total Equity	765,191	759,558
Total Liabilities and Equity	$1,087,102	$1,050,652

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Advisory Fees	$323,794	$186,649	$491,884	$368,307
Placement Fees	20,028	49,482	47,613	109,833
Interest Income and Other	2,455	(2,990)	6,768	1,320
Total Revenues	346,277	233,141	546,265	479,460
Expenses
Compensation and Benefits	246,614	150,587	379,657	309,819
Occupancy and Related	9,920	8,658	19,931	17,600
Travel and Related	8,314	7,977	15,286	13,030
Professional Fees	11,454	7,226	18,381	14,277
Communications and Information Services	3,761	4,241	7,838	8,664
Depreciation and Amortization	3,597	4,094	7,040	8,401
Other Expenses	8,448	6,670	14,770	13,833
Total Expenses	292,108	189,453	462,903	385,624
Income Before Provision for Taxes	54,169	43,688	83,362	93,836
Provision for Taxes	13,117	8,495	14,324	14,175
Net Income	41,052	35,193	69,038	79,661
Net Income Attributable to Non-Controlling Interests	18,911	16,025	29,561	34,789
Net Income Attributable to PJT Partners Inc.	$22,141	$19,168	$39,477	$44,872
Net Income Per Share of Class A Common Stock
Basic	$0.88	$0.76	$1.56	$1.79
Diluted	$0.86	$0.74	$1.53	$1.74
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,238,144	25,141,339	25,234,983	25,065,684
Diluted	26,333,261	26,421,087	26,625,890	26,486,899

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$41,052	$35,193	$69,038	$79,661
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	1,677	(3,659)	3,065	(5,095)
Comprehensive Income	42,729	31,534	72,103	74,566
Less:
Comprehensive Income Attributable to Non- Controlling Interests	19,652	14,377	30,914	32,492
Comprehensive Income Attributable to PJT Partners Inc.	$23,077	$17,157	$41,189	$42,074

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended June 30, 2023
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance at March 31, 2023	32,238,601	159	(7,438,407)	$322	$—	$531,034	$72,076	$(1,498)	$(442,664)	$578,879	$738,149
Net Income	—	—	—	—	—	—	22,141	—	—	18,911	41,052
Other Comprehensive Income	—	—	—	—	—	—	—	936	—	741	1,677
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,068)	—	—	—	(6,068)
Tax Distributions	—	—	—	—	—	—	—	—	—	(12,149)	(12,149)
Equity-Based Compensation	—	—	—	—	—	44,596	—	—	—	4,604	49,200
Net Share Settlement	—	—	—	—	—	(175)	—	—	—	—	(175)
Deliveries of Vested Shares of Class A Common Stock	12,615	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	(19)	—	—	—	(33,705)	—	—	—	25,098	(8,607)
Treasury Stock Purchases	—	—	(592,343)	—	—	—	—	—	(37,888)	—	(37,888)
Balance at June 30, 2023	32,251,216	140	(8,030,750)	$322	$—	$541,750	$88,149	$(562)	$(480,552)	$616,084	$765,191

	Six Months Ended June 30, 2023
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance at December 31, 2022	31,062,575	158	(6,583,289)	$310	$—	$502,585	$60,969	$(2,274)	$(376,484)	$574,452	$759,558
Net Income	—	—	—	—	—	—	39,477	—	—	29,561	69,038
Other Comprehensive Income	—	—	—	—	—	—	—	1,712	—	1,353	3,065
Dividends Declared ($0.50 Per Share of Class A Common Stock)	—	—	—	—	—	—	(12,297)	—	—	—	(12,297)
Tax Distributions	—	—	—	—	—	—	—	—	—	(12,149)	(12,149)
Equity-Based Compensation	—	—	—	—	—	88,672	—	—	—	9,324	97,996
Net Share Settlement	—	—	—	—	—	(16,514)	—	—	—	—	(16,514)
Deliveries of Vested Shares of Class A Common Stock	1,188,641	—	—	12	—	(12)	—	—	—	—	—
Change in Ownership Interest	—	(18)	—	—	—	(32,981)	—	—	—	13,543	(19,438)
Treasury Stock Purchases	—	—	(1,447,461)	—	—	—	—	—	(104,068)	—	(104,068)
Balance at June 30, 2023	32,251,216	140	(8,030,750)	$322	$—	$541,750	$88,149	$(562)	$(480,552)	$616,084	$765,191

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

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net Income	$69,038	$79,661
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	97,996	95,370
Depreciation and Amortization Expense	7,040	8,401
Amortization of Operating Lease Right-of-Use Assets	11,871	10,327
Provision for Credit Losses	2,574	1,687
Other	791	4,512
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(16,560)	(19,871)
Other Assets	(28,976)	(19,606)
Accrued Compensation and Benefits	38,294	(28,998)
Accounts Payable, Accrued Expenses and Other Liabilities	(72)	(2,529)
Operating Lease Liabilities	(12,949)	(11,268)
Taxes Payable	335	(870)
Deferred Revenue	(1,767)	660
Net Cash Provided by Operating Activities	167,615	117,476
Investing Activities
Purchases of Investments	(78,845)	(54,164)
Proceeds from Sales and Maturities of Investments	54,797	19,979
Purchases of Furniture, Equipment and Leasehold Improvements	(2,874)	(1,752)
Net Cash Used in Investing Activities	(26,922)	(35,937)
Financing Activities
Dividends	(12,297)	(12,366)
Tax Distributions	(12,149)	(7,310)
Proceeds from Revolving Credit Facility	15,000	42,000
Payments on Revolving Credit Facility	(15,000)	(42,000)
Employee Taxes Paid for Shares Withheld	(16,514)	(15,387)
Cash-Settled Exchanges of Partnership Units	(19,443)	(10,995)
Treasury Stock Purchases	(104,068)	(83,926)
Payments Pursuant to Tax Receivable Agreement	(29)	(559)
Net Cash Used in Financing Activities	(164,500)	(130,543)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,068	(4,158)
Net Decrease in Cash and Cash Equivalents	(21,739)	(53,162)
Cash and Cash Equivalents, Beginning of Period	173,235	200,481
Cash and Cash Equivalents, End of Period	$151,496	$147,319
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$4,569	$4,770
Payments for Interest	$20	$133

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2023, the non-controlling interest of PJT Partners Holdings LP was 37.5%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS and PJT Partners Japan K.K.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are maintained in U.S. and non-U.S. bank accounts and are held at seven financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $0.6 million as of each of June 30, 2023 and December 31, 2022.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reclassifications

Certain balances on the Condensed Consolidated Statements of Operations in the prior period have been reclassified to conform to their current presentation. For the three and six months ended June 30, 2022, this resulted in a reclassification of $1.3 million and $1.9 million, respectively, from Other Expenses to Travel and Related. This reclassification had no impact on net income or stockholders’ equity.

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advisory Fees	$323,794	$186,649	$491,884	$368,307
Placement Fees	20,028	49,482	47,613	109,833
Interest Income from Placement Fees and Other	3,952	2,035	8,222	4,157
Revenues from Contracts with Customers	$347,774	$238,166	$547,719	$482,297

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of June 30, 2023, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $25.2 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $6.8 million and $10.4 million for the three and six months ended June 30, 2023, respectively, and $21.0 million and $45.6 million for the three and six months ended June 30, 2022, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of corporate and fund placement services. The majority of Fee Revenue recognized by the Company during the three and six months ended June 30, 2023 and 2022 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and six months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023 and 2022, $10.4 million and $9.9 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. As of June 30, 2023 and December 31, 2022, the Company recorded $2.2 million and $1.8 million, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Six Months Ended June 30,
	2023	2022
Beginning Balance	$1,945	$1,853
Provision for Credit Losses	2,574	1,687
Write-offs	(1,542)	(1,372)
Ending Balance	$2,977	$2,168

Included in Accounts Receivable, Net is accrued interest of $3.4 million and $2.7 million as of June 30, 2023 and December 31, 2022, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $125.8 million and $133.3 million as of June 30, 2023 and December 31, 2022, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $1.1 million and $6.5 million as of June 30, 2023 and December 31, 2022, respectively, which were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.5 million as of each of June 30, 2023 and December 31, 2022.

5.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2023	December 31, 2022
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(47,139)	(44,964)
Trade Name	(8,517)	(8,232)
Total Accumulated Amortization	(55,656)	(53,196)
Intangible Assets, Net	$15,420	$17,880

Amortization expense was $1.2 million and $2.5 million for the three and six months ended June 30, 2023, respectively, and $1.9 million and $3.8 million for the three and six months ended June 30, 2022, respectively.

Amortization of Intangible Assets held at June 30, 2023 is expected to be $2.5 million for the remainder of the year ending December 31, 2023; $4.9 million the year ending December 31, 2024; $4.8 million for the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30, 2023	December 31, 2022
Leasehold Improvements	$56,782	$54,555
Furniture and Fixtures	19,326	18,811
Office Equipment	6,436	5,533
Total Furniture, Equipment and Leasehold Improvements	82,544	78,899
Accumulated Depreciation	(53,186)	(48,206)
Furniture, Equipment and Leasehold Improvements, Net	$29,358	$30,693

Depreciation expense was $2.4 million and $4.6 million for the three and six months ended June 30, 2023, respectively, and $2.2 million and $4.6 million for the three and six months ended June 30, 2022, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	June 30, 2023
	Level I	Level II	Level III	Total
Treasury Securities	$—	$104,208	$—	$104,208

	December 31, 2022
	Level I	Level II	Level III	Total
Treasury Securities	$—	$50,242	$—	$50,242

Investments in Treasury securities were included in both Cash and Cash Equivalents and Investments as of June 30, 2023 and in Investments as of December 31, 2022 in the Condensed Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income Before Provision for Taxes	$54,169	$43,688	$83,362	$93,836
Provision for Taxes	$13,117	$8,495	$14,324	$14,175
Effective Income Tax Rate	24.2%	19.4%	17.2%	15.1%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2023 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

The Company had no unrecognized tax benefits as of June 30, 2023.

During the quarter ended March 31, 2023, the Company's holding partnership, PJT Partners Holdings LP, received a notice from the Internal Revenue Service that its Form 1065, U.S. Return of Partnership Income, was selected for examination for the tax year ended December 31, 2020. The Company currently does not expect the results of the audit to have any material impact on its condensed consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and six months ended June 30, 2023 and 2022 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$22,141	$19,168	$39,477	$44,872
Incremental Net Income from Dilutive Securities	533	476	1,145	1,261
Net Income Attributable to Shares of Class A Common Stock — Diluted	$22,674	$19,644	$40,622	$46,133
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,238,144	25,141,339	25,234,983	25,065,684
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	1,095,117	1,279,748	1,390,907	1,421,215
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	26,333,261	26,421,087	26,625,890	26,486,899
Net Income Per Share of Class A Common Stock
Basic	$0.88	$0.76	$1.56	$1.79
Diluted	$0.86	$0.74	$1.53	$1.74

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 39,869,008 and 39,932,925 for the three and six months ended June 30, 2023, respectively, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and six months ended June 30, 2023, there were 14,630,864 and 14,697,942 weighted-average Partnership Units, respectively, that were anti-dilutive. For the three and six months ended June 30, 2022, there were 15,131,311 and 15,163,801 weighted-average Partnership Units, respectively, that were anti-dilutive.

Share Repurchase Program

During the six months ended June 30, 2023, the Company repurchased 1.4 million shares of the Company’s Class A common stock at an average price per share of $71.87, or $104.0 million in aggregate, pursuant to the share repurchase program. As of June 30, 2023, the Company’s remaining repurchase authorization was $69.7 million.

10.
EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

On May 24, 2023, the Company adopted the Second Amended and Restated PJT Partners Inc. Omnibus Plan (the “PJT Equity Plan”), which amended the Amended and Restated 2019 PJT Partners Inc. Omnibus Plan. The PJT Equity Plan authorizes an additional 16 million shares of Class A common stock for the purpose of providing incentive compensation measured by reference to the value of the Company’s Class A common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. Since October 1, 2015, the Company has authorized 33 million shares of Class A common stock for issuance of new awards under the PJT Equity Plan. The Company intends to use PJT Partners’ Class A common stock to satisfy vested awards under the PJT Equity Plan.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table represents equity-based compensation expense and the related income tax benefit for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity-Based Compensation Expense	$49,200	$36,301	$97,996	$95,370
Income Tax Benefit	$6,855	$4,595	$13,558	$12,617

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the six months ended June 30, 2023:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	4,181,075	$65.58
Granted	2,258,383	77.65
Dividends Reinvested on RSUs	(34,565)	56.67
Forfeited	(18,587)	72.18
Vested	(1,330,508)	59.98
Balance, June 30, 2023	5,055,798	$72.48

As of June 30, 2023, there was $206.1 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.9 years. The Company assumes a forfeiture rate of 1.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the six months ended June 30, 2022 was $63.73.

RSU Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the six months ended June 30, 2023:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	1,534,012	$41.98
Dividends Reinvested on RSUs	161	34.22
Balance, June 30, 2023	1,534,173	$41.98

As of June 30, 2023, there was $27.0 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.8 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs with both a service and market condition granted for the six months ended June 30, 2022 was $41.97.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the six months ended June 30, 2023:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	178,067	$60.62
Granted	36,726	74.57
Vested	(74,885)	54.19
Balance, June 30, 2023	139,908	$67.73

As of June 30, 2023, there was $6.9 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the six months ended June 30, 2022 was $59.84.

Partnership Unit Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the six months ended June 30, 2023:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	1,107,768	$39.10
Balance, June 30, 2023	1,107,768	$39.10

As of June 30, 2023, there was $19.5 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.9 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units with both a service and market condition granted for the six months ended June 30, 2022 was $39.10.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2023, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	6,186,330	1.8
Partnership Units	1,197,052	1.8
Total Equity-Based Awards	7,383,382	1.8

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $8.7 million and $19.0 million for the three and six months ended June 30, 2023, respectively, and $7.6 million and $14.6 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, there was $76.3 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.4 years.

11.
LEASES

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Lease Cost	$7,344	$6,868	$14,698	$13,592
Variable Lease Cost	1,084	1,083	2,233	2,087
Sublease Income	(194)	(196)	(389)	(406)
Total Lease Cost	$8,234	$7,755	$16,542	$15,273

Supplemental information related to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2023	2022
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$12,949	$11,268
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$1,836	$2,804

	June 30, 2023	December 31, 2022
Weighted-Average Remaining Lease Term (in years)	6.6	6.8
Weighted-Average Discount Rate	4.8%	4.6%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of June 30, 2023:

Year Ending December 31,	Operating
2023 (July 1 through December 31)	$16,300
2024	29,327
2025	25,040
2026	20,506
2027	12,185
Thereafter	44,044
Total Lease Payments	147,402
Less: Imputed Interest	21,192
Total	$126,210

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

Certain holders of Partnership Units exchanged 0.3 million and 0.2 million Partnership Units, respectively, for cash in the amounts of $19.4 million and $11.0 million, respectively, for the six months ended June 30, 2023 and 2022, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

The Company intends to exchange 2 thousand Partnership Units for cash on August 1, 2023 for an aggregate payment of $0.2 million. The price per Partnership Unit to be paid by the company is $79.21, which is equal to the volume-weighted average price per share of the Company’s Class A common stock on July 27, 2023.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2023 and December 31, 2022, the Company had amounts due of $32.2 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board of Directors (the “Board”) as of January 2023, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years. The rent, terms and conditions of the Sublease were consistent with those similar subleases in the market as of the time the Sublease was entered, and the Company recognized $0.2 million and $0.4 million of sublease income for the three and six months ended June 30, 2023, respectively. Such amounts are recorded in Interest Income and Other in the Condensed Consolidated Statements of Operations.

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

As of June 30, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended and Restated Loan Agreement.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.6 million and $3.3 million as of June 30, 2023 and December 31, 2022, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of June 30, 2023 and December 31, 2022.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of June 30, 2023 and December 31, 2022, the Company had accrued $1.2 million and $3.4 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

14.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the U.S., United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP had net capital of $118.6 million and $125.9 million as of June 30, 2023 and December 31, 2022, respectively, which exceeded the minimum net capital requirement by $116.6 million and $124.1 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

As of June 30, 2023 and December 31, 2022, PJT Partners (UK) Limited, PJT Partners (HK) Limited and PJT Partners Park Hill (Spain) A.V., S.A.U. were in compliance with local capital adequacy requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Domestic	$279,628	$203,450	$446,443	$420,429
International	66,649	29,691	99,822	59,031
Total	$346,277	$233,141	$546,265	$479,460

	June 30, 2023	December 31, 2022
Assets
Domestic	$907,557	$921,274
International	179,545	129,378
Total	$1,087,102	$1,050,652

16.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on September 20, 2023 to Class A common stockholders of record as of September 6, 2023.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. There are several factors weighing on global M&A activity in the intermediate-term, including monetary policy, greater economic and geopolitical uncertainty and slowing global growth. Worldwide M&A announced volumes during the first half of 2023 were down 37% compared with the first half of 20221 as these factors adversely impacted the strength of strategic activity. While the pace of activity has changed, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Global restructuring activity remained elevated during the second quarter of 2023 as adverse macroeconomic conditions and higher interest rates continued to challenge companies with levered balance sheets. In the first half of 2023, out-of-court liability management transactions, primarily driven by financial sponsor activity, continued to drive an increase in restructuring mandates. Restructuring activity remains dispersed across a broad range of sectors, including healthcare, consumer-driven businesses and industrials, geographies, and across a mix of financial debt restructuring, liability management and in-court Chapter 11 matters.

Given the global macroeconomic environment and supply of alternative investment opportunities in the market seeking capital, the fundraising environment remains challenging as limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high as a flight to quality persists. As it relates to secondary and other private capital solutions activity, market volatility has increased resulting from rising inflation, supply chain disruption and geopolitical events. As a result, market sentiment has shifted away from highly concentrated portfolio structures in favor of diversification.

___________________________________________________________________________________________________________________________________________

1Source: Refinitiv Global Mergers & Acquisitions Review First Half of 2023 as of June 30, 2023.

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

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Changes in this expense are driven by fluctuations in the number of employees, composition of our workforce, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our bonus and equity plans can also have a significant impact on this expense category and may vary from year to year.

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

Non-Compensation Expense – Non-Compensation expenses are the other costs typical to operating our business, which generally consist of Occupancy and Related, Travel and Related, Professional Fees, Communications and Information Services, Depreciation and Amortization and Other Expenses. Further information regarding these expenses can be found in “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$323,794	$186,649	73%	$491,884	$368,307	34%
Placement Fees	20,028	49,482	(60)%	47,613	109,833	(57)%
Interest Income and Other	2,455	(2,990)	N/M	6,768	1,320	413%
Total Revenues	346,277	233,141	49%	546,265	479,460	14%
Expenses
Compensation and Benefits	246,614	150,587	64%	379,657	309,819	23%
Occupancy and Related	9,920	8,658	15%	19,931	17,600	13%
Travel and Related(1)	8,314	7,977	4%	15,286	13,030	17%
Professional Fees	11,454	7,226	59%	18,381	14,277	29%
Communications and Information Services	3,761	4,241	(11)%	7,838	8,664	(10)%
Depreciation and Amortization	3,597	4,094	(12)%	7,040	8,401	(16)%
Other Expenses(1)	8,448	6,670	27%	14,770	13,833	7%
Total Expenses	292,108	189,453	54%	462,903	385,624	20%
Income Before Provision for Taxes	54,169	43,688	24%	83,362	93,836	(11)%
Provision for Taxes	13,117	8,495	54%	14,324	14,175	1%
Net Income	41,052	35,193	17%	69,038	79,661	(13)%
Net Income Attributable to Non-Controlling Interests	18,911	16,025	18%	29,561	34,789	(15)%
Net Income Attributable to PJT Partners Inc.	$22,141	$19,168	16%	$39,477	$44,872	(12)%

__________________
N/M Not meaningful.

(1) Certain balances on the Condensed Consolidated Statements of Operations in the prior period have been reclassified to conform to their current presentation. For the three and six months ended June 30, 2022, this resulted in a reclassification of $1.3 million and $1.9 million, respectively, from Other Expenses to Travel and Related. This reclassification had no impact on net income or stockholders’ equity.

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Number of Clients	226	234	282	293
Total Number of Fees of at least $1 Million from Client Transactions	52	41	104	89

Total Revenues were $346.3 million for the three months ended June 30, 2023, an increase of $113.1 million compared with $233.1 million for the three months ended June 30, 2022. Advisory Fees were $323.8 million for the three months ended June 30, 2023, an increase of $137.1 million compared with $186.6 million for the three months ended June 30, 2022. The increase in Advisory Fees was principally due to an increase in restructuring revenues. Placement Fees were $20.0 million for the three months ended June 30, 2023, a decrease of $29.5 million compared with $49.5 million for the three months ended June 30, 2022. The decrease in Placement Fees was principally due to a decrease in fund placement revenues. Interest Income and Other revenues were $2.5 million, an increase from a loss of $3.0 million in the prior year. Last year's results reflected the reduction in fair market value of certain equity securities received as part of transaction compensation.

Total Revenues were $546.3 million for the six months ended June 30, 2023, an increase of $66.8 million compared with $479.5 million for the six months ended June 30, 2022. Advisory Fees were $491.9 million for the six months ended June 30, 2023, an increase of $123.6 million compared with $368.3 million for the six months ended June 30, 2022. The increase in Advisory Fees was principally due to an increase in restructuring revenues. Placement Fees were $47.6 million for the six months ended June 30, 2023, a decrease of $62.2 million compared with $109.8 million for the six months ended June 30, 2022. The decrease in Placement Fees was principally due to a decrease in fund placement revenues. Interest Income and Other revenues were $6.8 million, an increase from $1.3 million in the prior year. Last year's results reflected the reduction in fair market value of certain equity securities received as part of transaction compensation.

Expenses

Expenses were $292.1 million for the three months ended June 30, 2023, an increase of $102.7 million compared with $189.5 million for the three months ended June 30, 2022. The increase in expenses was principally attributable to increases in Compensation and Benefits, Professional Fees, Other Expenses, and Occupancy and Related expenses. The increase in Compensation and Benefits was principally due to a higher six month accrual rate. Professional Fees increased principally due to higher consulting expense relating to the firm's business activities. Other Expenses increased principally due to higher bad debt expense. Occupancy and Related increased principally due to the further expansion of our New York office.

Expenses were $462.9 million for the six months ended June 30, 2023, an increase of $77.3 million compared with $385.6 million for the six months ended June 30, 2022. The increase in expenses was principally attributable to increases in Compensation and Benefits, Professional Fees, Occupancy and Related, and Travel and Related expenses. The increase in Compensation and Benefits was principally due to a higher compensation accrual rate and higher revenues. Professional Fees increased principally due to higher consulting expense relating to the firm's business activities. Occupancy and Related increased principally due to the further expansion of our New York office. Travel and Related increased due to increased levels of business travel.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended June 30, 2023 was $13.1 million, which represents an effective tax rate of 24.2% on pretax income of $54.2 million. The Company’s Provision for Taxes for the three months ended June 30, 2022 was $8.5 million, which represents an effective tax rate of 19.4% on pretax income of $43.7 million.

The Company’s Provision for Taxes for the six months ended June 30, 2023 was $14.3 million, which represents an effective tax rate of 17.2% on pretax income of $83.4 million. The Company’s Provision for Taxes for the six months ended June 30, 2022 was $14.2 million, which represents an effective tax rate of 15.1% on pretax income of $93.8 million.

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

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank, as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). On February 7, 2023, the Renewal Agreement was further amended to extend the maturity date to October 1, 2024. Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of June 30, 2023 and December 31, 2022, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively. Additionally, as of June 30, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility.

We evaluate our cash needs on a regular basis. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $225.6 million and $223.5 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, fully insured cash sweep accounts or Treasury securities. Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of June 30, 2023 and December 31, 2022, total accounts receivable, net of allowance for credit losses, were $333.1 million and $317.8 million, respectively. As of June 30, 2023 and December 31, 2022, the allowance for credit losses was $3.0 million and $1.9 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $125.8 million and $133.3 million as of June 30, 2023 and December 31, 2022, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses including cash compensation to our employees, exchanging of Partnership Units for cash, repurchasing shares of the Company’s Class A common stock, paying income taxes, making distributions to our shareholders in accordance with our dividend policy, partnership tax distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future which depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors.

Additionally, our ability to generate positive cash flow from operations will be impacted by global economic conditions. If our cash flows from operations are significantly reduced, we may need to borrow from our revolving credit facility, incur debt, or issue additional equity. Although we believe that the arrangement we have in place, and our ability to renew that arrangement, will permit us to finance our operations on acceptable terms and conditions for the foreseeable future, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (a) business performance, (b) our credit ratings or absence of a credit rating, (c) the liquidity of the overall capital markets, (d) the current state of the economy, and (e) stability of our lending institution. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our liquidity and capital needs.

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

Certain holders of Partnership Units exchanged 0.3 million and 0.2 million Partnership Units, respectively, for cash in the amounts of $19.4 million and $11.0 million, respectively, for the six months ended June 30, 2023 and 2022, respectively.

Share Repurchase Program

During the six months ended June 30, 2023, the Company repurchased 1.4 million shares of the Company's Class A common stock at an average price per share of $71.87, or $104.0 million in aggregate, pursuant to the share repurchase program. As of June 30, 2023, the Company’s remaining repurchase authorization was $69.7 million.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.6 million and $3.3 million as of June 30, 2023 and December 31, 2022, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2023 and December 31, 2022, the Company had amounts due of $32.2 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

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

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and cash equivalents are maintained in U.S. and non-U.S. bank accounts and are held at seven financial institutions. In addition to cash and cash equivalents, we hold investments in Treasury securities, certain of which are classified as Investments in our Condensed Consolidated Statements of Financial Condition. We believe our cash, cash equivalents and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk based on our diversified use of global and regional financial institutions and the short-term nature of the securities.

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of June 30, 2023 and December 31, 2022, the allowance for credit losses was $3.0 million and $1.9 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the transaction currency and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Hong Kong dollar and the Japanese yen. For the six months ended June 30, 2023 and 2022, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a gain of $3.1 million and a loss of $5.1 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $2.7 million and $0.1 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the geopolitical uncertainty and the ongoing economic impact, rising interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

In June 2017, an action was filed in New York state court by affiliates of Moore Capital against defendants PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. A principal of Plaintiffs had a personal relationship with Caspersen and Plaintiffs had no relationship with either Park Hill Group LLC or PJT Partners Inc. PJT Partners Inc. and Park Hill Group LLC moved to dismiss the complaint. On August 13, 2018, the court dismissed all of the claims asserted against PJT Partners Inc. and Park Hill Group LLC, except for the fraud-based apparent authority claim. Plaintiffs and PJT Partners Inc. and Park Hill Group LLC appealed the court’s decision. On December 3, 2019, the appellate court dismissed the complaint in its entirety against PJT Partners Inc. and Park Hill Group LLC. On January 2, 2020, Plaintiffs filed a motion with the appellate court seeking reargument or, alternatively, leave to appeal, which motion was denied by the appellate court. On September 15, 2020, the New York Court of Appeals granted Plaintiffs permission to file an appeal, which appeal was filed on December 30, 2020. On June 13, 2023, the New York Court of Appeals reversed the dismissals of the two lower courts and reinstated Plaintiff’s claim for negligent supervision and retention for further proceedings at the state court. We believe this matter is without merit and will continue to vigorously oppose Plaintiffs’ sole remaining claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Second Quarter of 2023

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
April 1 to April 30	—	$—	—	$107.5 million
May 1 to May 31	507,598	63.29	507,598	75.4 million
June 1 to June 30	84,745	67.76	84,745	69.7 million
Total	592,343	$63.93	592,343	$69.7 million

(a)
On April 25, 2022, the Company’s Board of Directors (the “Board”) authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of June 30, 2023, the Company’s remaining repurchase authorization was $69.7 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

There were no unregistered sales/issuances of equity securities during the second quarter of 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

In addition, on July 27, 2023, and effective as of that date, the Company filed a Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware, integrating prior amendments to the Company’s existing Amended and Restated Certificate of Incorporation (the “Existing Charter”). The Restated Certificate was approved by the Company's Board of Directors in accordance with the DGCL and only restated and integrated, but did not further amend, the Company’s Existing Charter. The foregoing description of the Company's Restated Certificate is qualified in all respects by reference to the text of the Restated Certificate, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

3.1	Restated Certificate of Incorporation of PJT Partners Inc.

3.2

Amended and Restated By-Laws of PJT Partners Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

*10.1

Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

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

______________________

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

Date: July 28, 2023

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)