Form 10-Q
period 2023-09-30
PJT Partners Inc.
filed 2023-11-03
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of October 30, 2023, there were 24,240,433 shares of Class A common stock, par value $0.01 per share, and 142 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyberattacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) failures of our computer systems or communication systems, including as a result of a catastrophic event and the use of remote work environments and virtual platforms; (d) the impact of catastrophic events, including business disruptions, pandemics, reductions in employment and an increase in business failures on (1) the U.S. and the global economy, and (2) our employees and our ability to provide services to our clients and respond to their needs; (e) the failure of third-party service providers to perform their functions; and (f) volatility in the political and economic environment, including as a result of inflation, rising interest rates, and geopolitical conflict.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2023	December 31, 2022
Assets
Cash and Cash Equivalents	$116,044	$173,235
Investments (at fair value)	239,009	50,242
Accounts Receivable (net of allowance for credit losses of $3,160 and $1,945 at September 30, 2023 and December 31, 2022, respectively)	324,124	317,751
Intangible Assets, Net	14,190	17,880
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	27,311	30,693
Operating Lease Right-of-Use Assets	103,798	119,025
Other Assets	126,343	99,929
Deferred Tax Asset, Net	71,375	69,172
Total Assets	$1,194,919	$1,050,652
Liabilities and Equity
Accrued Compensation and Benefits	$186,817	$83,920
Accounts Payable, Accrued Expenses and Other Liabilities	26,474	24,782
Operating Lease Liabilities	118,272	135,627
Amount Due Pursuant to Tax Receivable Agreement	32,105	30,315
Taxes Payable	8,116	3,451
Deferred Revenue	11,408	12,999
Total Liabilities	383,192	291,094
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 32,297,753 and 31,062,575 issued at September 30, 2023 and December 31, 2022, respectively; 24,240,188 and 24,479,286 outstanding at September 30, 2023 and December 31, 2022, respectively)	323	310
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 142 issued and outstanding at September 30, 2023; 158 issued and outstanding at December 31, 2022)	—	—
Additional Paid-In Capital	578,055	502,585
Retained Earnings	99,489	60,969
Accumulated Other Comprehensive Loss	(2,518)	(2,274)
Treasury Stock at Cost (8,057,565 and 6,583,289 shares at September 30, 2023 and December 31, 2022, respectively)	(482,409)	(376,484)
Total PJT Partners Inc. Equity	192,940	185,106
Non-Controlling Interests	618,787	574,452
Total Equity	811,727	759,558
Total Liabilities and Equity	$1,194,919	$1,050,652

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Advisory Fees	$244,129	$224,405	$736,013	$592,712
Placement Fees	26,660	39,652	74,273	149,485
Interest Income and Other	7,574	2,035	14,342	3,355
Total Revenues	278,363	266,092	824,628	745,552
Expenses
Compensation and Benefits	193,457	179,080	573,114	488,899
Occupancy and Related	9,768	8,231	29,699	25,831
Travel and Related	7,177	7,893	22,463	20,923
Professional Fees	10,344	7,375	28,725	21,652
Communications and Information Services	4,479	4,155	12,317	12,819
Depreciation and Amortization	3,547	3,755	10,587	12,156
Other Expenses	7,037	7,961	21,807	21,794
Total Expenses	235,809	218,450	698,712	604,074
Income Before Provision for Taxes	42,554	47,642	125,916	141,478
Provision for Taxes	11,401	8,601	25,725	22,776
Net Income	31,153	39,041	100,191	118,702
Net Income Attributable to Non-Controlling Interests	13,743	17,953	43,304	52,742
Net Income Attributable to PJT Partners Inc.	$17,410	$21,088	$56,887	$65,960
Net Income Per Share of Class A Common Stock
Basic	$0.69	$0.84	$2.26	$2.63
Diluted	$0.68	$0.82	$2.20	$2.56
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,193,359	24,966,527	25,220,031	25,032,151
Diluted	26,644,324	26,519,173	26,630,957	26,497,177

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$31,153	$39,041	$100,191	$118,702
Other Comprehensive Loss, Net of Tax — Currency Translation Adjustment	(3,518)	(3,055)	(453)	(8,150)
Comprehensive Income	27,635	35,986	99,738	110,552
Less:
Comprehensive Income Attributable to Non- Controlling Interests	12,181	16,578	43,095	49,070
Comprehensive Income Attributable to PJT Partners Inc.	$15,454	$19,408	$56,643	$61,482

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended September 30, 2023
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance at June 30, 2023	32,251,216	140	(8,030,750)	$322	$—	$541,750	$88,149	$(562)	$(480,552)	$616,084	$765,191
Net Income	—	—	—	—	—	—	17,410	—	—	13,743	31,153
Other Comprehensive Loss	—	—	—	—	—	—	—	(1,956)	—	(1,562)	(3,518)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,070)	—	—	—	(6,070)
Tax Distributions	—	—	—	—	—	—	—	—	—	(9,832)	(9,832)
Equity-Based Compensation	—	—	—	—	—	32,931	—	—	—	5,461	38,392
Net Share Settlement	—	—	—	—	—	(1,470)	—	—	—	—	(1,470)
Deliveries of Vested Shares of Class A Common Stock	46,537	—	—	1	—	(1)	—	—	—	—	—
Change in Ownership Interest	—	2	—	—	—	4,845	—	—	—	(5,107)	(262)
Treasury Stock Purchases	—	—	(26,815)	—	—	—	—	—	(1,857)	—	(1,857)
Balance at September 30, 2023	32,297,753	142	(8,057,565)	$323	$—	$578,055	$99,489	$(2,518)	$(482,409)	$618,787	$811,727

	Nine Months Ended September 30, 2023
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance at December 31, 2022	31,062,575	158	(6,583,289)	$310	$—	$502,585	$60,969	$(2,274)	$(376,484)	$574,452	$759,558
Net Income	—	—	—	—	—	—	56,887	—	—	43,304	100,191
Other Comprehensive Loss	—	—	—	—	—	—	—	(244)	—	(209)	(453)
Dividends Declared ($0.75 Per Share of Class A Common Stock)	—	—	—	—	—	—	(18,367)	—	—	—	(18,367)
Tax Distributions	—	—	—	—	—	—	—	—	—	(21,981)	(21,981)
Equity-Based Compensation	—	—	—	—	—	121,603	—	—	—	14,785	136,388
Net Share Settlement	—	—	—	—	—	(17,984)	—	—	—	—	(17,984)
Deliveries of Vested Shares of Class A Common Stock	1,235,178	—	—	13	—	(13)	—	—	—	—	—
Change in Ownership Interest	—	(16)	—	—	—	(28,136)	—	—	—	8,436	(19,700)
Treasury Stock Purchases	—	—	(1,474,276)	—	—	—	—	—	(105,925)	—	(105,925)
Balance at September 30, 2023	32,297,753	142	(8,057,565)	$323	$—	$578,055	$99,489	$(2,518)	$(482,409)	$618,787	$811,727

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

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net Income	$100,191	$118,702
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	136,388	132,016
Depreciation and Amortization Expense	10,587	12,156
Amortization of Operating Lease Right-of-Use Assets	17,516	15,256
Provision for Credit Losses	3,138	2,756
Other	(1,352)	4,471
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(9,933)	(6,792)
Other Assets	(26,449)	(19,908)
Accrued Compensation and Benefits	102,810	36,505
Accounts Payable, Accrued Expenses and Other Liabilities	1,239	1,967
Operating Lease Liabilities	(19,579)	(16,792)
Taxes Payable	4,792	(2,163)
Deferred Revenue	(1,588)	10
Net Cash Provided by Operating Activities	317,760	278,184
Investing Activities
Purchases of Investments	(296,704)	(143,929)
Proceeds from Sales and Maturities of Investments	109,173	44,270
Purchases of Furniture, Equipment and Leasehold Improvements	(3,423)	(2,508)
Net Cash Used in Investing Activities	(190,954)	(102,167)
Financing Activities
Dividends	(18,367)	(18,497)
Tax Distributions	(21,981)	(24,199)
Proceeds from Revolving Credit Facility	15,000	42,000
Payments on Revolving Credit Facility	(15,000)	(42,000)
Employee Taxes Paid for Shares Withheld	(17,984)	(16,685)
Cash-Settled Exchanges of Partnership Units	(19,604)	(12,392)
Treasury Stock Purchases	(105,925)	(100,197)
Payments Pursuant to Tax Receivable Agreement	(40)	(3,092)
Net Cash Used in Financing Activities	(183,901)	(175,062)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(96)	(11,607)
Net Decrease in Cash and Cash Equivalents	(57,191)	(10,652)
Cash and Cash Equivalents, Beginning of Period	173,235	200,481
Cash and Cash Equivalents, End of Period	$116,044	$189,829
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$6,199	$18,856
Payments for Interest	$20	$133
Non-Cash Receipt of Shares	$—	$275

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2023, the non-controlling interest of PJT Partners Holdings LP was 37.8%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS and PJT Partners Japan K.K.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are maintained in U.S. and non-U.S. bank accounts and are held at seven financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $8.8 million as of September 30, 2023 and $0.6 million as of December 31, 2022.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reclassifications

Certain balances on the Condensed Consolidated Statements of Operations in the prior period have been reclassified to conform to their current presentation. For the three and nine months ended September 30, 2022, this resulted in a reclassification of $1.6 million and $3.5 million, respectively, from Other Expenses to Travel and Related. This reclassification had no impact on net income or stockholders’ equity.

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advisory Fees	$244,129	$224,405	$736,013	$592,712
Placement Fees	26,660	39,652	74,273	149,485
Interest Income from Placement Fees and Other	3,965	2,458	12,340	6,615
Revenues from Contracts with Customers	$274,754	$266,515	$822,626	$748,812

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of September 30, 2023, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $38.7 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $3.0 million and $13.5 million for the three and nine months ended September 30, 2023, respectively, and $4.0 million and $50.2 million for the three and nine months ended September 30, 2022, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of corporate and fund placement services. The majority of Fee Revenue recognized by the Company during the three and nine months ended September 30, 2023 and 2022 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and nine months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023 and 2022, $12.0 million and $11.0 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. The Company recorded $1.8 million as of each of September 30, 2023 and December 31, 2022 in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Nine Months Ended September 30,
	2023	2022
Beginning Balance	$1,945	$1,853
Provision for Credit Losses	3,138	2,756
Write-offs	(1,923)	(2,297)
Ending Balance	$3,160	$2,312

Included in Accounts Receivable, Net is accrued interest of $3.3 million and $2.7 million as of September 30, 2023 and December 31, 2022, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $117.6 million and $133.3 million as of September 30, 2023 and December 31, 2022, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $1.3 million and $6.5 million as of September 30, 2023 and December 31, 2022, respectively, which were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.5 million as of each of September 30, 2023 and December 31, 2022.

5.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2023	December 31, 2022
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(48,226)	(44,964)
Trade Name	(8,660)	(8,232)
Total Accumulated Amortization	(56,886)	(53,196)
Intangible Assets, Net	$14,190	$17,880

Amortization expense was $1.2 million and $3.7 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $5.3 million for the three and nine months ended September 30, 2022, respectively.

Amortization of Intangible Assets held at September 30, 2023 is expected to be $1.2 million for the remainder of the year ending December 31, 2023; $4.9 million the year ending December 31, 2024; $4.8 million for the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30, 2023	December 31, 2022
Leasehold Improvements	$56,791	$54,555
Furniture and Fixtures	19,114	18,811
Office Equipment	6,494	5,533
Total Furniture, Equipment and Leasehold Improvements	82,399	78,899
Accumulated Depreciation	(55,088)	(48,206)
Furniture, Equipment and Leasehold Improvements, Net	$27,311	$30,693

Depreciation expense was $2.3 million and $6.9 million for the three and nine months ended September 30, 2023 and 2022, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	September 30, 2023
	Level I	Level II	Level III	Total
Treasury Securities	$—	$251,198	$—	$251,198

	December 31, 2022
	Level I	Level II	Level III	Total
Treasury Securities	$—	$50,242	$—	$50,242

Investments in Treasury securities were included in both Cash and Cash Equivalents and Investments as of September 30, 2023 and in Investments as of December 31, 2022 in the Condensed Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income Before Provision for Taxes	$42,554	$47,642	$125,916	$141,478
Provision for Taxes	$11,401	$8,601	$25,725	$22,776
Effective Income Tax Rate	26.8%	18.1%	20.4%	16.1%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2023 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

The Company had no unrecognized tax benefits as of September 30, 2023.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and nine months ended September 30, 2023 and 2022 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$17,410	$21,088	$56,887	$65,960
Incremental Net Income from Dilutive Securities	583	672	1,726	1,931
Net Income Attributable to Shares of Class A Common Stock — Diluted	$17,993	$21,760	$58,613	$67,891
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,193,359	24,966,527	25,220,031	25,032,151
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	1,450,965	1,552,646	1,410,926	1,465,026
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	26,644,324	26,519,173	26,630,957	26,497,177
Net Income Per Share of Class A Common Stock
Basic	$0.69	$0.84	$2.26	$2.63
Diluted	$0.68	$0.82	$2.20	$2.56

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 39,958,660 and 39,940,673 for the three and nine months ended September 30, 2023, respectively, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and nine months ended September 30, 2023, there were 14,765,301 and 14,720,642 weighted-average Partnership Units, respectively, that were anti-dilutive. For the three and nine months ended September 30, 2022, there were 15,019,049 and 15,115,021 weighted-average Partnership Units, respectively, that were anti-dilutive.

Share Repurchase Program

On April 25, 2022, the Company’s Board of Directors (the “Board”) authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. During the nine months ended September 30, 2023, the Company repurchased 1.5 million shares of the Company’s Class A common stock at an average price per share of $71.82, or $105.9 million in aggregate, pursuant to the share repurchase program. As of September 30, 2023, the Company’s remaining repurchase authorization was $67.8 million.

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

The following table represents equity-based compensation expense and the related income tax benefit for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity-Based Compensation Expense	$38,392	$36,646	$136,388	$132,016
Income Tax Benefit	$4,994	$4,621	$18,552	$17,238

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the nine months ended September 30, 2023:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	4,181,075	$65.58
Granted	2,562,210	77.67
Dividends Reinvested on RSUs	(21,537)	35.77
Forfeited	(21,734)	72.46
Vested	(1,396,014)	60.31
Balance, September 30, 2023	5,304,000	$72.90

As of September 30, 2023, there was $203.3 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.6 years. The Company assumes a forfeiture rate of 1.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the nine months ended September 30, 2022 was $63.81.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

RSU Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the nine months ended September 30, 2023:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	1,534,012	$41.98
Granted	60,000	60.13
Dividends Reinvested on RSUs	236	35.24
Balance, September 30, 2023	1,594,248	$42.66

As of September 30, 2023, there was $25.5 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.8 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs with both a service and market condition granted for the nine months ended September 30, 2022 was $41.97.

The Company estimated the fair value of RSU awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the nine months ended September 30, 2023:

Risk-Free Interest Rate	4.3%
Volatility Factor	39.5%
Expected Life (in years)	3.6

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the nine months ended September 30, 2023:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	178,067	$60.62
Granted	256,726	71.58
Vested	(82,385)	54.15
Balance, September 30, 2023	352,408	$70.12

As of September 30, 2023, there was $19.0 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 2.1 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the nine months ended September 30, 2022 was $61.60.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Unit Awards with Both Service and Market Conditions

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the nine months ended September 30, 2023:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	1,107,768	$39.10
Balance, September 30, 2023	1,107,768	$39.10

As of September 30, 2023, there was $16.3 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.8 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units with both a service and market condition granted for the nine months ended September 30, 2022 was $39.10.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2023, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	6,356,170	1.7
Partnership Units	1,286,831	1.9
Total Equity-Based Awards	7,643,001	1.7

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $10.5 million and $29.4 million for the three and nine months ended September 30, 2023, respectively, and $7.0 million and $21.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was $75.0 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.0 years.

11.
LEASES

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Lease Cost	$7,190	$6,751	$21,888	$20,343
Variable Lease Cost	1,063	534	3,296	2,621
Sublease Income	(195)	—	(584)	(406)
Total Lease Cost	$8,058	$7,285	$24,600	$22,558

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Supplemental information related to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$19,579	$16,792
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$1,836	$2,804

	September 30, 2023	December 31, 2022
Weighted-Average Remaining Lease Term (in years)	6.5	6.8
Weighted-Average Discount Rate	4.8%	4.6%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of September 30, 2023:

Year Ending December 31,	Operating
2023 (October 1 through December 31)	$8,134
2024	29,067
2025	24,889
2026	20,239
2027	11,928
Thereafter	43,519
Total Lease Payments	137,776
Less: Imputed Interest	19,504
Total	$118,272

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

Certain holders of Partnership Units exchanged 0.3 million and 0.2 million Partnership Units, respectively, for cash in the amounts of $19.6 million and $12.4 million, respectively, for the nine months ended September 30, 2023 and 2022, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition. Additionally, 250 thousand Partnership Units were exchanged for shares of PJT Partners Inc. Class A common stock for each of the three and nine months ended September 30, 2022. There were no exchanges for shares of PJT Partners Inc. Class A common stock for the three and nine months ended September 30, 2023. Exchanges for shares are recorded as a reduction of Non-Controlling Interests and an increase in Additional Paid-In Capital in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company intends to exchange 33 thousand Partnership Units for cash on November 7, 2023 for an aggregate payment of $2.7 million. The price per Partnership Unit to be paid by the Company is $80.53, which is equal to the volume-weighted average price per share of the Company’s Class A common stock on November 2, 2023.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2023 and December 31, 2022, the Company had amounts due of $32.1 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board as of January 2023, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years. The rent, terms and conditions of the Sublease were consistent with those similar subleases in the market as of the time the Sublease was entered, and the Company recognized $0.2 million and $0.6 million of sublease income for the three and nine months ended September 30, 2023, respectively. Such amounts are recorded in Interest Income and Other in the Condensed Consolidated Statements of Operations.

Aircraft Lease

The Company makes available to its partners and, on occasion, their family members personal use of a company leased aircraft when it is not being used for business purposes, for which the partners pay the full incremental costs associated with such use. Such amount is not material to the condensed consolidated financial statements.

13.
COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank (now part of JPMorgan Chase), as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). The Renewal Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, pursuant to the terms and

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

conditions set forth in the Renewal Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility will mature and the commitments thereunder will terminate on the maturity date, subject to extension by agreement of the Borrower and Lender. On February 7, 2023, the Renewal Agreement was further amended with the same terms to extend the maturity date to October 1, 2024.

As of September 30, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility.

As of September 30, 2023 and December 31, 2022, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended and Restated Loan Agreement.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.5 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of each of September 30, 2023 and December 31, 2022.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of September 30, 2023 and December 31, 2022, the Company had accrued $1.2 million and $3.4 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

14.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the U.S., United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP had net capital of $220.4 million and $125.9 million as of September 30, 2023 and December 31, 2022, respectively, which exceeded the minimum net capital requirement by $219.2 million and $124.1 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

As of September 30, 2023 and December 31, 2022, PJT Partners (UK) Limited, PJT Partners (HK) Limited and PJT Partners Park Hill (Spain) A.V., S.A.U. were in compliance with local capital adequacy requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Domestic	$232,990	$243,330	$679,433	$663,759
International	45,373	22,762	145,195	81,793
Total	$278,363	$266,092	$824,628	$745,552

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2023	December 31, 2022
Assets
Domestic	$975,764	$921,274
International	219,155	129,378
Total	$1,194,919	$1,050,652

16.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on December 20, 2023 to Class A common stockholders of record as of December 6, 2023.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. There are several factors weighing on global M&A activity in the intermediate-term, including monetary policy, greater economic and geopolitical uncertainty and slowing global growth. Worldwide M&A announced volumes during the first nine months of 2023 were down 27% compared with the first nine months of 20221 as these factors adversely impacted the strength of strategic activity. While the pace of activity has changed, we expect corporate boards and management teams to continue to use M&A as a strategic tool.

Global restructuring and liability management activity remained strong in the third quarter of 2023 as challenging macroeconomic conditions and higher interest rates continued to drive an increase in balance sheet restructurings. Year-to-date activity continues to be driven by both out-of-court liability management and in-court Chapter 11 mandates as both companies and financial sponsors focus on comprehensive capital structure solutions. Both liability management and more traditional restructuring transactions remain dispersed across a broad cross section of industries and geographies.

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

___________________________________________________________________________________________________________________________________________

1Source: Refinitiv Global Mergers & Acquisitions Review for Third Quarter of 2023 as of September 30, 2023

Key Financial Measures

Revenues

Substantially all of our revenues are derived from contracts with clients to provide advisory and placement services. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

We provide a range of strategic advisory, shareholder advisory, capital markets advisory, and restructuring and special situations services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our private capital solutions services include providing GP solutions and investing solutions to clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Our fund placement services primarily serve alternative investment strategies, including private equity, real estate, hedge funds and private credit. We advise on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation including partnership terms and conditions most prevalent in the current environment. We also provide public and private placement fundraising services to our corporate clients and recognize placement and underwriting fees based on the successful completion of the transaction.

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

We maintain compensation programs, including salaries, annual incentive compensation (that may include components of unrestricted cash, restricted cash and/or equity-based awards) and benefits programs. We manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation reflects our plan to maintain competitive compensation levels to retain key personnel and it reflects the impact of newly-hired senior professionals, including related grants of equity awards that are generally valued at their grant date fair value.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$244,129	$224,405	9%	$736,013	$592,712	24%
Placement Fees	26,660	39,652	(33)%	74,273	149,485	(50)%
Interest Income and Other	7,574	2,035	272%	14,342	3,355	327%
Total Revenues	278,363	266,092	5%	824,628	745,552	11%
Expenses
Compensation and Benefits	193,457	179,080	8%	573,114	488,899	17%
Occupancy and Related	9,768	8,231	19%	29,699	25,831	15%
Travel and Related(1)	7,177	7,893	(9)%	22,463	20,923	7%
Professional Fees	10,344	7,375	40%	28,725	21,652	33%
Communications and Information Services	4,479	4,155	8%	12,317	12,819	(4)%
Depreciation and Amortization	3,547	3,755	(6)%	10,587	12,156	(13)%
Other Expenses(1)	7,037	7,961	(12)%	21,807	21,794	0%
Total Expenses	235,809	218,450	8%	698,712	604,074	16%
Income Before Provision for Taxes	42,554	47,642	(11)%	125,916	141,478	(11)%
Provision for Taxes	11,401	8,601	33%	25,725	22,776	13%
Net Income	31,153	39,041	(20)%	100,191	118,702	(16)%
Net Income Attributable to Non-Controlling Interests	13,743	17,953	(23)%	43,304	52,742	(18)%
Net Income Attributable to PJT Partners Inc.	$17,410	$21,088	(17)%	$56,887	$65,960	(14)%

(1) Certain balances on the Condensed Consolidated Statements of Operations in the prior period have been reclassified to conform to their current presentation. For the three and nine months ended September 30, 2022, this resulted in a reclassification of $1.6 million and $3.5 million, respectively, from Other Expenses to Travel and Related. This reclassification had no impact on net income or stockholders’ equity.

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Number of Clients	230	229	342	301
Total Number of Fees of at least $1 Million from Client Transactions	56	45	157	95

Total Revenues were $278.4 million for the three months ended September 30, 2023, an increase of $12.3 million compared with $266.1 million for the three months ended September 30, 2022. Advisory Fees were $244.1 million for the three months ended September 30, 2023, an increase of $19.7 million compared with $224.4 million for the three months ended September 30, 2022. The increase in Advisory Fees was due to an increase in restructuring revenues, which was partially offset by decreases in strategic advisory and private capital solutions revenues. Placement Fees were $26.7 million for the three months ended September 30, 2023, a decrease of $13.0 million compared with $39.7 million for the three months ended September 30, 2022. The decrease in Placement Fees was principally due to a decrease in fund placement revenues. Interest Income and Other revenues were $7.6 million, an increase from $2.0 million in the prior year, principally due to higher interest income.

Total Revenues were $824.6 million for the nine months ended September 30, 2023, an increase of $79.1 million compared with $745.6 million for the nine months ended September 30, 2022. Advisory Fees were $736.0 million for the nine months ended September 30, 2023, an increase of $143.3 million compared with $592.7 million for the nine months ended September 30, 2022. The increase in Advisory Fees was due to an increase in restructuring revenues, which was partially offset by decreases in strategic advisory and private capital solutions revenues. Placement Fees were $74.3 million for the nine months ended September 30, 2023, a decrease of $75.2 million compared with $149.5 million for the nine months ended September 30, 2022. The decrease in Placement Fees was principally due to a decrease in fund placement revenues. Interest Income and Other revenues were $14.3 million, an increase from $3.4 million in the prior year, principally due to higher interest income.

Expenses

Expenses were $235.8 million for the three months ended September 30, 2023, an increase of $17.4 million compared with $218.5 million for the three months ended September 30, 2022. The increase in expenses was principally attributable to increases in Compensation and Benefits, Professional Fees, and Occupancy and Related expenses. The increase in Compensation and Benefits was both the result of higher revenues and a higher accrual rate. Professional Fees increased principally due to higher consulting and legal expenses relating to the firm's business activities. Occupancy and Related increased principally due to the further expansion of our New York headquarters, which commenced in the fourth quarter of 2022.

Expenses were $698.7 million for the nine months ended September 30, 2023, an increase of $94.6 million compared with $604.1 million for the nine months ended September 30, 2022. The increase in expenses was principally attributable to increases in Compensation and Benefits, Professional Fees, Occupancy and Related, and Travel and Related expenses. The increase in Compensation and Benefits was both the result of higher revenues and a higher accrual rate. Professional Fees increased principally due to higher consulting and legal expenses relating to the firm's business activities. Occupancy and Related increased principally due to the further expansion of our New York headquarters, which commenced in the fourth quarter of 2022. Travel and Related increased due to increased levels of business travel.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended September 30, 2023 was $11.4 million, which represents an effective tax rate of 26.8% on pretax income of $42.6 million. The Company’s Provision for Taxes for the three months ended September 30, 2022 was $8.6 million, which represents an effective tax rate of 18.1% on pretax income of $47.6 million.

The Company’s Provision for Taxes for the nine months ended September 30, 2023 was $25.7 million, which represents an effective tax rate of 20.4% on pretax income of $125.9 million. The Company’s Provision for Taxes for the nine months ended September 30, 2022 was $22.8 million, which represents an effective tax rate of 16.1% on pretax income of $141.5 million.

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

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank (now part of JPMorgan Chase), as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). On February 7, 2023, the Renewal Agreement was further amended to extend the maturity date to October 1, 2024. Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of September 30, 2023 and December 31, 2022, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively. Additionally, as of September 30, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility.

We evaluate our cash needs on a regular basis. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $355.1 million and $223.5 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, fully insured cash sweep accounts or Treasury securities. Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of September 30, 2023 and December 31, 2022, total accounts receivable, net of allowance for credit losses, were $324.1 million and $317.8 million, respectively. As of September 30, 2023 and December 31, 2022, the allowance for credit losses was $3.2 million and $1.9 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $117.6 million and $133.3 million as of September 30, 2023 and December 31, 2022, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Certain holders of Partnership Units exchanged 0.3 million and 0.2 million Partnership Units, respectively, for cash in the amounts of $19.6 million and $12.4 million, respectively, for the nine months ended September 30, 2023 and 2022, respectively. Additionally, 250 thousand Partnership Units were exchanged for shares of PJT Partners Inc. Class A common stock for each of the three and nine months ended September 30, 2022. There were no exchanges for shares of PJT Partners Inc. Class A common stock for the three and nine months ended September 30, 2023.

Share Repurchase Program

On April 25, 2022, the Company’s Board of Directors (the “Board”) authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. During the nine months ended September 30, 2023, the Company repurchased 1.5 million shares of the Company's Class A common stock at an average price per share of $71.82, or $105.9 million in aggregate, pursuant to the share repurchase program. As of September 30, 2023, the Company’s remaining repurchase authorization was $67.8 million.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.5 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2023 and December 31, 2022, the Company had amounts due of $32.1 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

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

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of September 30, 2023 and December 31, 2022, the allowance for credit losses was $3.2 million and $1.9 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the transaction currency and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Hong Kong dollar and the Japanese yen. For the nine months ended September 30, 2023 and 2022, the impact of the fluctuation of foreign currencies in Other Comprehensive Loss, Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a loss of $0.5 million and $8.2 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $3.4 million and $1.1 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the geopolitical uncertainty and the ongoing economic impact, rising interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

There were no material developments to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in our subsequently filed Quarterly Reports on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities in the Third Quarter of 2023

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
July 1 to July 31	26,815	$69.21	26,815	$67.8 Million
August 1 to August 31	—	—	—	67.8 Million
September 1 to September 30	—	—	—	67.8 Million
Total	26,815	$—	26,815	$67.8 Million

(a)
On April 25, 2022, the Company’s Board of Directors (the “Board”) authorized a $200 million repurchase program of the Company’s Class A common stock, which is in addition to the previous Board authorizations. As of September 30, 2023, the Company’s remaining repurchase authorization was $67.8 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance during the third quarter of 2023 of LTIP Units in PJT Partners Holdings LP to certain personnel and the transfer of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued two corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

3.1

Restated Certificate of Incorporation of PJT Partners Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2023).

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

Date: November 3, 2023

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)