Form 10-K
period 2023-12-31
PJT Partners Inc.
filed 2024-02-28
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023 the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was approximately $1.6 billion.

As of February 21, 2024, there were 23,917,255 shares of Class A common stock, par value $0.01 per share, and 133 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyber attacks, security vulnerabilities, and internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions; (c) failures of our computer systems or communication systems, including as a result of a catastrophic event and the use of remote work environments and virtual platforms; (d) the impact of catastrophic events, including business disruptions, pandemics, reductions in employment and an increase in business failures on (1) the U.S. and the global economy, and (2) our employees and our ability to provide services to our clients and respond to their needs; (e) the failure of third-party service providers to perform their functions; and (f) volatility in the political and economic environment, including as a result of inflation, elevated interest rates, and geopolitical and military conflicts.

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

We have highly integrated world-class franchises in each of the areas in which we compete:

Strategic Advisory

Our team of leading professionals delivers strategic advice and innovative solutions to our clients in often highly complex and challenging situations. We advise clients on transactions including mergers and acquisitions (“M&A”), spin-offs, activism defense, contested M&A, joint ventures, minority investments and divestitures. Additionally, we advise private and public company boards and management teams on strategies for building productive investor relationships with a focus on shareholder engagement; complex investor matters; environmental, social and governance ("ESG") transition solutions; and other critical strategic, governance and shareholder matters. Our capital markets advisory team advises and executes public and private capital raises in the debt and equity capital markets, including debt financings, acquisition financings, structured product offerings, public equity raises including initial public offerings and special purpose acquisition company offerings, private capital raises for early and later stage companies as well as other capital structure related matters. Our geopolitical and policy advisory practice assists corporate boards and management teams to navigate changing geopolitical relationships against the backdrop of evolving political landscapes.

Restructuring and Special Situations

Our Restructuring and Special Situations business is one of the world’s leading advisors in financial restructuring and reorganization, liability management, distressed M&A and Chapter 11 matters. We have been named International Financing Review Restructuring Advisor of the Year for each of the past four years and are consistently ranked among the top three financial advisors in announced global restructuring volume. With expertise in highly complex capital structure challenges, we advise management teams, corporate boards, sponsors and creditors in situations where a company is experiencing financial distress.

PJT Park Hill

PJT Park Hill, our leading global alternative asset advisory and fundraising business, provides private fund advisory and fundraising services for a diverse range of investment strategies. Moreover, PJT Park Hill is the only group among its peers with top-tier, dedicated private equity, alternative credit/hedge funds, real estate, directs and private capital solutions groups. PJT Park Hill’s private capital solutions business is a leading advisor to general partners and limited partners on liquidity and other structured solutions.

Our Key Competitive Strengths

We strive to deliver on our Company strategy by leveraging the strengths of our organization:

•
Young, Entrepreneurial Firm. We combine decades of experience and excellence with the energy and enthusiasm of a new firm. Our teams act as trusted advisors to a diverse group of clients around the world, providing clients with creative solutions to address a range of complex strategic matters. The creativity and depth of our advice, and the integrity and judgment with which we deliver it, provide a strong foundation for our growing business.
•
Global Market Leadership. Our growing premier Strategic Advisory business is comprised of industry-leading practitioners and has advised on some of the most high-profile and complex transactions around the globe. Our industry-leading PJT Camberview business is a trusted advisor in the marketplace, having advised more than 55 Fortune 100 companies since its founding in 2012. Our Restructuring and Special Situations Group is a global market leader. Our PJT Park Hill platform has a leading market position across its businesses and has long-standing relationships around the globe that provides us with unique access to capital sources and drives incremental value for our clients.

Our partners have decades of experience and deep relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments. Their expertise across multiple product areas, industry verticals and geographies are sought by clients in some of the most complex domestic and cross-border situations.

•
Client Centric. Our success is built around the trust our clients have placed in us. We work every day to ensure that we are providing cutting-edge advice on the critical matters facing our clients. We work to help them navigate through complex challenges and bold opportunities in order to meet their strategic objectives. Delivering optimal outcomes is what we strive for – our clients’ results are our reputation. The quality of our advice is core to what we do.
•
Premier Destination for Top Talent at All Levels. We have successfully recruited, and will continue to recruit, a wide range of talented colleagues from a diverse range of backgrounds and experiences who are attracted to our world-class advisory services and our unique culture. Since our earliest days, we have maintained that having the best people and an inclusive culture would be key to building an enduring franchise. Our perspective was, and still is, that a great team not only brings in top-tier clients, but also appeals to a wide-range of talented colleagues. Professionals at all levels choose to join PJT Partners because we offer the best qualities of a much larger, established organization along with the best qualities of a small, entrepreneurial firm where advice is the main event and where individual contributions matter.
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
•
One Integrated Firm, Highly Complementary Businesses. Our firm benefits from having a number of leading and complementary businesses. Our differentiated and diverse portfolio of industry, product and geographical expertise enables us to serve our clients in a unique way. Our premier advisory franchises allow us to provide best-in-class advice to clients whether they are looking for growth through strategic alternatives, advice in shareholder engagement or in a restructuring or reorganization, or access to capital. Our deep networks across businesses allow us to connect clients and help them to meet their strategic objectives.
•
Asset-Light Business Model. Our Company has deep global expertise, footprint and relationships while operating out of 12 locations around the world. Since inception, we focus on intellectual capital and relationships and have chosen to operate in an asset-light, cloud-based environment, without the constraints of heavy infrastructure, legacy systems or processes.

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
•
Further Integration of Capabilities Across Businesses. We operate a scaled, diversified global advisory franchise comprised of highly synergistic businesses, each of which are defined by our cultural values; strong character, differentiated capabilities and collaboration. Our people have relationships with a vast network of corporate executives, board members, financial sponsors, fund managers and governments, as well as expertise in multiple product areas, industry verticals and geographies. By operating in a more integrated and cohesive manner, we offer our clients a comprehensive and differentiated suite of advisory services. Moreover, our deep networks across our businesses allow us to connect clients and provide additional value in helping them meet their strategic objectives.

Our leading businesses in Restructuring and Special Situations, PJT Park Hill and PJT Camberview, in partnership with Strategic Advisory, continue to strengthen and expand our client relationships and brand reputation in the marketplace. We benefit from close collaboration across all our businesses, increased dialogues with financial sponsors as well as the increased footprint, product expertise and capabilities of our growing Strategic Advisory business.

Human Capital Management Philosophy

Our culture drives our success. From day one of our Company, we have been committed to developing our culture as a commercial differentiator – one that attracts and retains people in order to create a world-class firm built for the long term. Our culture is defined by uncompromising character, deep capabilities, broad domain expertise and strong collaboration. These qualities ensure we are best placed to provide unique commercial advice to our clients. Our human capital successes are evident through the number and quality of hires we have made, our historically low levels of regretted attrition and the consistent positive feedback we receive through our employee surveys. Reinforcement of the culture we are building comes through engagement with our employees, the reward principles we apply to compensation and promotion decisions and our various talent development initiatives, which continue to evolve as we grow.

As of December 31, 2023, we employed 1,012 individuals globally, including 115 partners.

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
•
The Board, including the Compensation Committee, maintains an active information flow and directs senior management to update and consult it regularly on key talent hires and other important aspects of the Company’s human capital strategy. With the Board’s oversight, the Company continuously refines human capital priorities based on business drivers, employee feedback and the overall environment for talent.

•
Members of the Board actively engage and spend time with our senior management and other employees in a variety of ways. Our directors periodically attend partner meetings and dinners, participate in internal town hall meetings, and meet with groups and individuals at our Company.
•
Members of the Board receive relevant employee communications, including announcements of transactions on which the Company has advised.

Employee Feedback and Engagement

We view active dialogue with our employees as essential to maintaining our unique culture. Since 2017, we have conducted firmwide, anonymous employee surveys to formally solicit feedback from our teams regarding their on-the-job experiences, priorities and recommendations for improvement. Participation has been consistently high with response rates averaging 76%. The recurring positive themes of these employee surveys include a strong belief in our commitment to doing the right thing for both our clients and our Company, a belief that PJT Partners has a differentiated culture, a commitment to excellence and a strong sense of respect among colleagues.

We use these results, along with feedback gathered through other employee connectivity forums, to further inform our priorities. Company leadership also maintains an active dialogue with employees through town hall meetings, which take place each quarter.

We also maintain several other channels to engage with our employees on human capital topics, including our talent development committee, women’s development series, individual performance reviews and other less formal forums, such as regularly scheduled meetings by business and level. We use these channels to discuss employee feedback and ideas relating to issues such as resourcing and training priorities. We continue to support our employee resource groups, including the PJT Women’s Network, PJT Pride and the PJT Black Professional Network, and challenge ourselves to be a more inclusive team and to create an atmosphere where all differences are celebrated.

Reward Principles

We believe our Company culture is reinforced by rewarding employees who exemplify the pillars of our culture. Since the inception of our Company, our compensation and promotion approach has been designed to reward employees based on their commercial contribution and commitment to our values. Our compensation is not formulaic and does not include individual revenue pay-outs. For a broad group of employees, discretionary bonuses also typically include a Company stock component to reinforce long-term focus and alignment with the interests of our Company and shareholders. All compensation and promotion decisions consider a number of factors aligned to the four core values of our culture:

•
Character - each individual is responsible for protecting our reputation, operating with the highest level of integrity and positively contributing to the development of our firm culture;
•
Collaboration - working together allows us to learn from each other, leverage relationships and provide the best solutions;
•
Commercial impact/client relationships - how we partner and gain the trust of our internal and external clients correlates with the reputation we earn across markets; and
•
Content - our employees have deep and differentiated domain expertise, enabling thought leadership and innovation.

Employer of Choice Initiatives

We prioritize the health and well-being of our employees and their families. We have always aimed to provide pay, benefits and other support that seeks to meet the varying needs of our employees. Our total rewards package is based on competitive pay and is often structured to include discretionary bonuses that include long-term incentives. Such incentives are designed to ensure alignment with our shareholders and the overall success of our Company. Other benefits we provide employees include comprehensive health care, 401(k) plan matching and pension contributions, generous paid-time off, discounted gym memberships, access to walk-in health care and emergency child and elderly care. We recognize that mental health is an integral part of our employees’ overall well-being and essential to our success at PJT Partners. In addition to providing workshops on mental health awareness, we recently expanded our employee benefits to include a comprehensive mental health platform that provides on-demand access from a broad provider network. Furthermore, we acknowledge work-life balance challenges for our employees through paid-time off and leave policies that are consistent for all, regardless of level.

It is our practice to review and benchmark not only our compensation practices, but our health and wellness benefits annually and consider feedback from our employees to ensure we remain an employer of choice.

Diversity, Equity and Inclusion

Our success as a Company is predicated on recruiting, developing and retaining top talent from a diverse range of backgrounds and experiences, fostering an inclusive culture, and leveraging diversity of thought. To support these aims, we have implemented initiatives to raise awareness and embed DE&I within our talent strategy:

•
Performance objectives relating to an employee's individual contributions to diversity and inclusion are incorporated in firmwide reviews;
•
We continue to support our employees resource groups, including the PJT Women’s Network, PJT Pride and the PJT Black Professional Network.

Employee Development

We understand that to retain best-in-class talent, it is critical to invest in personal, professional and career growth. As such, our approach to talent development is multifaceted: we offer a suite of formal training to develop technical knowledge, client communication and leadership capabilities. In addition to programmatic efforts, we recognize the opportunities for growth and development that emerge on the job. These initiatives are supported by our performance review process, which is centered around the delivery of quality, development-focused feedback.

We also recognize that our long-term success requires not only the recruitment of best-in-class senior talent, but in providing positive career trajectories and upward mobility for our employees. To that end, we continue to refine our promotion processes and the mentorship of our rising talent, including through partnering with external executive coaches.

Engagement with the Broader Community

A core measure of our success is our ability to make a difference in the communities where we live and work. Since 2020, the Company and our employees have donated over $7.9 million to more than 350 global organizations that support causes and humanitarian efforts that are important to our communities, including COVID-19 relief, mental health, disease cure and prevention, strengthening communities, the advancement of racial equity and providing aid to those affected by geopolitical and military conflicts and natural disasters. Our employees also have the opportunity to participate in PJT fundraising events and volunteer days, and we have continued to require our summer program participants to complete a community volunteering project as a pre-requisite for a full-time offer.

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

Our ability to continue to compete effectively in our business will depend on our ability to attract new employees and retain and motivate our existing employees. As a result, we remain focused on ensuring that our employment proposition includes an attractive culture, development opportunities and competitive rewards.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the U.S. and across the globe. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of participants in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. PJT Partners LP, through which our advisory and placement services are conducted in the U.S., is a registered broker-dealer, and is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, which includes registered broker-dealers. State securities regulators also have regulatory or oversight authority over registered broker-dealers.

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

Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties. In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals,” or SDNs. Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.

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

Organizational Structure

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the Company's operating subsidiaries, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The ownership interests of the holders (other than PJT Partners Inc.) of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) are reflected as non-controlling interests in PJT Partners Inc.’s consolidated financial statements as of December 31, 2023.

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

In an effort to preserve the tax-free nature of our spin-off, our Certificate of Incorporation provided that holders of Class B common stock were limited to only one vote per share of Class B common stock solely with respect to the election or removal of directors. With the passage of time since the spin-off, this restriction on the voting rights of holders of Class B common stock is no longer operative. Pursuant to our Certificate of Incorporation, upon the request of a holder of Class B common stock and approval by the Board, such holder’s Class B common stock would be equalized to provide the same number of votes for the election and removal of directors as it does for all other matters. Accordingly, as of December 31, 2023, the holders of 10.2 million vested and unvested Partnership Units have requested, and the Board has approved, that the shares of Class B common stock held by them provide them with the same number of votes for the election and removal of directors as they do for all other matters.

Holders of shares of our Class B common stock vote together with holders of our publicly traded Class A common stock as a single class on all matters on which such shareholders are entitled to vote generally, except as otherwise required by law.

We and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement, as amended, under which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of their Partnership Units for cash or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Further, pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, we may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of our Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement, as amended). In the event that PJT Partners Inc. elects to fund cash-settled exchanges of Partnership Units with new issuances of Class A common stock, the fair value of a share of our Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging holder of Partnership Units will be entitled may be greater than or less than the then-current market value of our Class A common stock.

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

As a participant in the financial services industry, we are materially affected by conditions in the global financial markets and economic conditions throughout the world, including many factors beyond our control, such as tariffs, sanctions, and global trade uncertainties. For example, worldwide M&A completed volumes were down in 2023 compared with historical average M&A volumes and a substantial portion of our revenue is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A and capital raising transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. In addition, during periods of strong market and economic conditions, the number and value of restructuring and reorganization transactions may decrease, thereby reducing the demand for our restructuring and special situations services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the number or value of such advisory transactions. Further, in the period following an economic downturn, the number and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions.

Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors beyond our control, including elevated interest rates or inflation, geopolitical and military conflicts, terrorism, natural disasters, a pandemic or political uncertainty, which may be heightened during a U.S. presidential election year. While the future impact is unknown, elevated interest rates could have an adverse effect on our transaction volumes, results of operations and financial condition. Credit and financial markets have recently experienced volatility and disruptions due to the geopolitical and military conflicts around the world such as ongoing conflicts in Eastern Europe and the Middle East. These conflicts and the related sanctions that have been or may be imposed may have further global economic and other consequences, including diminished liquidity and credit availability, reduced consumer confidence, disruptions to energy and food supplies, decreased economic growth, higher unemployment rates, increased inflation, and political and social upheaval. Cybersecurity incidents or threats could broaden and intensify the negative impact of the conflicts on financial markets, economic conditions and geopolitical stability. The impact of these geopolitical and military conflicts is ongoing, and is currently unknown, and could intensify other risks described herein, including cybersecurity-related risks, and otherwise have a material adverse effect on our business, financial condition and results of operations.

Our private fund advisory and fundraising business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity, alternative credit/hedge funds, and real estate for clients we serve.

PJT Park Hill provides private fund advisory and fundraising services for a diverse range of investment strategies, including private equity, alternative credit/hedge funds, real estate, directs and private capital solutions groups. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets. Our ability to assist fund managers and sponsors raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment, available investor capital, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes which may be impacted by the market liquidity and volatility. Additionally, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with their investments. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited, our results may be adversely affected.

Our revenue in any given period is dependent in part on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

A substantial portion of our revenue in any given period is dependent in part on the number of fee-paying clients in such period. We had 198 clients and 187 clients that generated fees equal to or greater than $1 million for the years ended December 31, 2023 and 2022, respectively. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients may vary significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2023 or 2022.

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

In many cases we do not recognize revenue until the successful consummation of the underlying transaction, as such, our revenue and cash flow are highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. Our client transactions are taking longer to close due to added regulatory scrutiny, such as from antitrust regulators. For example, we may be engaged by a client, but the transaction may not occur or be consummated because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client’s price, our client’s business experiences unexpected operating or financial problems, because our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions, or because the target’s business experiences unexpected operating or financial problems. In these circumstances, we often do not recognize advisory revenues that are commensurate with the resources devoted to these client situations.

In addition, with respect to our private fund advisory and fundraising business, we face the risk that we may not be able to collect all or a portion of the fees that we recognize. The placement fees earned by us are generally recognized as revenue upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are generally paid by a client over a period of time with interest (for example, three to four years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund. There is a risk that during that period of time, we may not be able to collect all or a portion of the fees we are due for the services it has already provided to such client. For instance, a client’s fund may be liquidated prior to the time that all or a portion of the fees are due to be paid to us. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the placement fees recognized by us would be adversely affected.

In addition, we face the risk that certain clients, such as restructuring companies in financial distress, may not have the financial resources to pay our agreed-upon fees. Certain clients may also be unwilling to pay our fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain such fees.

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

We may face damage to our professional reputation or negative publicity if our services are not regarded as satisfactory or for any other reasons.

As an advisory services company, we depend to a large extent on our relationships with our clients and reputation for integrity and high-caliber advisory services to attract and retain clients. As a result, if a client is not satisfied with our services or we experience negative publicity related to our business and our people, regardless of whether the allegations are valid, it may adversely affect our business.

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

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients and other third parties. We are subject to cyber attacks and security breaches and a successful breach of our systems, or the systems used by our clients and other third parties, including cloud service providers, could lead to shutdowns or disruptions of our systems or third-party or cloud systems on which we rely and potential unauthorized access or disclosure of sensitive or confidential information. Breaches of our networks or systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary and client-sensitive information, destroy data or disable, degrade or sabotage our systems. Such attacks are often conducted through the introduction of computer viruses, cyber attacks and other means and could originate from a wide variety of sources, including foreign governments and unknown third parties. There can be no assurance that our cybersecurity measures will provide adequate protection, especially because the cyber attack techniques used change frequently or are not recognized until after they are launched. As cybersecurity incidents or threats continue to multiply, become more sophisticated and threaten additional aspects of our business, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures. Cybersecurity incidents or threats could persist for an extended period of time before being properly detected or escalated, and, following detection or escalation, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised or any other information security vulnerabilities. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event. If our system or a third-party or cloud system on which we rely were compromised, did not operate properly or were disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. The increased use of mobile technologies, remote working arrangements and evolving geopolitical uncertainty and military conflicts heighten these and other operational risks.

Certain employee errors or violations may not be discovered immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. Even if promptly discovered and remediated, human errors and violations could result in a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. If an employee’s or consultant’s failure to follow proper data security procedures, as a result of human error or intentionally, results in the improper release of confidential information, or our systems are otherwise compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation. In addition to the implementation of data security measures, we require our employees to maintain the confidentiality of the proprietary and client-sensitive information we hold.

Phishing attacks and spoofing attacks, which may include deepfakes, are often used to obtain information, facilitate unauthorized access, or impersonate employees and/or clients in order to, among other things, direct fraudulent financial transactions, obtain valuable information or disrupt business operations. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business. We are also at risk for malware/ransomware infection and/or other attacks that could result in disruption of our business operations and the theft, dissemination and destruction of corporate and client-sensitive information or other assets. Any compromise or perceived compromise of the security of our systems or data or of that of one of our third-party service providers, including due to ongoing obligations to communicate cybersecurity incidents to relevant parties, and payment of ransoms could damage our reputation and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.

We operate a business that is highly dependent on information systems and technology. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We rely on third-party service providers and, in some cases, service providers those third-party providers utilize for certain aspects of our business. Any interruption or deterioration in the performance of these third parties and their service providers or failures of their information systems and technology could impair our operations, expose sensitive information, affect our reputation, and adversely affect our business. We may have to expend significant resources to mitigate the impact of any errors, interruptions, delays or cessations of service and may have insufficient recourse against service providers who experience such events.

We are evaluating the use of artificial intelligence technologies ("AI") within our business and we recognize that third parties that provide services to us may independently use AI. The use of AI, which involves reliance on substantial data volumes, introduces risks that may have a material adverse effect on our business, financial condition and results of operations.

Further, cybersecurity incidents and other security threats to us or our third-party providers could originate from a wide variety of external sources, including cyber criminals, foreign governments, hacktivists and other outside parties. Our systems and third party systems with which we interact, as well as systems those third-parties utilize, are subject to, and on occasion have experienced damage, interruption or malicious activity due to a number of causes, including geopolitical and military conflicts, as well as any related sanctions or other government or private responses; acts of terrorism; natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other extreme weather events or other factors beyond our control. This damage, malicious activity or interruption may lead us to experience operational challenges and, if we are unable to timely and successfully recover, materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

Climate change, climate change-related regulation and the increased focus on ESG issues may adversely affect our business and financial results and impact our reputation.

There has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. Such restrictions and requirements could increase our costs or require additional technology and capital investment, which could adversely affect our results of operations. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities. For example, in October 2023, California enacted climate disclosure laws that will require us to report on greenhouse gas emissions, climate-related financial risks and other climate-related matters. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased costs and increased management time and attention to comply with or meet those regulations and expectations. Developing and acting on ESG initiatives and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming.

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

Our ability to make scheduled payments on or to refinance any current or future debt obligations or other contractual obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any current or future indebtedness. If our cash flows and capital resources are insufficient to fund any current or future debt obligations or contractual obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness or other contractual obligations. Inflation and elevated interest rates have the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the fees we charge our clients or if increased prices may lead to our clients requesting fewer services. The existence of inflation in the economy has resulted in, and may continue to result in, elevated interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected.

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $436.9 million, of which $183.5 million was invested in Treasury securities. We monitor developments relating to the liquidity of these instruments on a regular basis. Cash, cash equivalents, and short-term investments are maintained in global and regional U.S. and non-U.S. financial institutions. Within the past year, U.S. saw a series of bank failures due to solvency concerns and in the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions where we maintain a banking relationship, there can be no assurance that we will be able to access our cash, cash equivalents and short-term investments or enter into new financing arrangements on favorable terms and could result in a loss of funds. Our inability to access our cash or other assets could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which may have a material adverse effect on our business, financial condition and results of operations.

Our international operations are subject to certain risks, which may affect our revenue.

For the year ended December 31, 2023, we earned 16% of our total revenues from our international operations. We intend to continue to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial, business, regulatory and reputational risks, which could include the following: greater difficulties in managing and staffing foreign operations; language and cultural differences; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers; sanctions; restrictions on travel; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; economic and geopolitical uncertainty; and military conflicts or other catastrophic events that reduce business activity; and disasters or other business continuity threats, such as pandemics, other man-made or natural disasters, or disruptions involving communications and information systems or other services.

If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results.

As part of our day-to-day operations outside of the U.S., we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries and jurisdictions. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. laws and regulations.

Fluctuations in foreign currency exchange rates could adversely affect our results.

Our financial statements are denominated in U.S. dollars and a portion of our operations is in other currencies, as a result, we are exposed to fluctuations in foreign currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results.

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

Entry into certain lines of business, joint ventures, strategic investments or jurisdictions may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to entering into new lines of business. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations could be materially adversely affected.

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

We depend on the efforts and reputations of Mr. Taubman and our other senior bankers. Our senior banking team’s reputations and relationships with clients and potential clients are critical elements in the success of our business. Mr. Taubman and our other senior executives and bankers are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, maintaining relationships with our clients, executing transactions, and identifying business opportunities. The loss of one or more of these executives or other key individuals could impair our business and development until qualified replacements are found. We may not be able to replace these individuals quickly or with persons of equal experience and capabilities. Although we have employment agreements with these individuals, we cannot prevent them from terminating their employment with us. In addition, our non-competition agreements with such individuals may not be enforced by the courts or could be banned by future rule making given the recent legislative activity relating to non-competition clauses and/or agreements. The loss of the services of any of them, in particular Mr. Taubman, could have a material adverse effect on our business, including our ability to attract clients.

Our future growth will depend on, among other things, our ability to successfully identify, recruit, motivate and develop talent and will require us to commit additional resources.

It typically takes time for our newly-recruited professionals to become effective and profitable. During that time, we may incur significant expenses and expend significant time and resources toward their training, integration and business development. We may face difficulties in or increases in the cost of recruiting and retaining employees of a caliber consistent with our business strategy. If we are unable to recruit and develop profitable professionals, we will not be able to implement and execute our growth strategy and our financial results could be materially adversely affected.

The near-term vesting of equity awarded to key personnel may diminish our ability to retain and motivate our professionals. There is no guarantee that our current non-competition and compensation arrangements with our professionals, in which we mandatorily defer a substantial portion of their annual incentive bonus in the form of cash and/or equity awards with multi-year vesting periods, will provide sufficient protections or incentives to prevent our partners and other key personnel from resigning to join our competitors. The departure of a number of partners or groups of professionals could have a material adverse effect on our business and profitability. In addition, proposed and already enacted state and federal laws, rules and regulations that seek to limit or curtail the enforceability of non-competition, non-solicitation, confidentiality and similar restrictive covenant clauses could make it more difficult to retain qualified personnel.

Employee or contractor misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and talent and by subjecting us to legal liability and reputational harm.

There is a risk that our employees or contractors engage in misconduct that adversely affects our business. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees or contractors were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory investigations or sanctions and we could suffer serious harm to our reputation, financial position, the trading price of our Class A common stock, current client relationships or ability to attract future clients. In addition, our financial professionals and other employees are responsible for following proper measures to maintain the confidentiality of information we hold. If an employee’s failure to do so results in the improper release of confidential information, we could be subject to reputational harm and legal liability, which could impair our ability to attract and retain clients and in turn materially adversely affect our business.

U.S. regulators and enforcement agencies, including the U.S. Department of Justice and the SEC, continue to devote significant resources to the enforcement of the FCPA, use of off-channel electronic messaging, anti-money laundering laws and anti-corruption laws, and the United Kingdom and other jurisdictions have significantly expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by our employees and contractors with anti-bribery, anti-money laundering, anti-corruption, use of off-channel electronic messaging, and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our Class A common stock.

Despite our implementation of policies, our emphasis on an inclusive culture and training to prevent and detect misconduct, we cannot completely safeguard ourselves against the risk of workplace misconduct, such as sexual harassment or discrimination. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business. It is not always possible to deter such misconduct, and there can be no assurance that the precautions we take to prevent and detect misconduct will be effective in all cases. If our employees or contractors engage in misconduct, our business could be materially adversely affected.

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

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have increased. These risks are difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically, but not always, include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when a client does not have the financial capacity to pay pursuant to the indemnity. As a result, we may incur significant legal expenses in defending ourselves against or settling litigation or regulatory actions. In addition, the associated litigation process can place operational strain on our business and we may have to spend a significant amount to adequately insure against these potential claims. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

Our ability to conduct business and our operating results, may be adversely affected as a result of complying with any new or existing requirements, such as the requirement to maintain sufficient net capital in order to provide certain services, as imposed by the SEC, FINRA or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. In addition, some of our current or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with U.S. and international regulation. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them. Further, changes to existing tax laws and regulations in the U.S. and in other jurisdictions in which we and our clients operate may reduce the level of M&A activity, including cross-border M&A activity, such as the Organization for Economic Cooperation and Development's proposals to create an agreed set of international rules for fighting base erosion and profit sharing, including Pillar One and Pillar Two, such that tax laws in countries in which we do business could change on a prospective or retrospective basis.

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

European Union’s ("EU") General Data Protection Regulations (“GDPR”) regulate how businesses can collect, use and process the personal data of EU residents. As we engage in significant business in the EU, we are subject to the GDPR’s requirements. The GDPR has extraterritorial effect and imposes a mandatory duty on businesses to self-report personal data breaches to authorities, and, under certain circumstances, to affected individuals. The GDPR also grants individuals the right to erasure (commonly referred to as the right to be forgotten), which may put a burden on us to erase records upon request. Compliance with the GDPR’s requirements may increase our legal, compliance and operational costs. Non-compliance with the GDPR’s requirements can result in significant penalties, which may have a material adverse effect on our business, expose us to legal and regulatory costs and impair our reputation.

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

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the Company's operating subsidiaries, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” PJT Partners Inc. has no independent means of generating revenue. PJT Partners Holdings LP makes distributions to holders of its Partnership Units in an amount sufficient to cover all applicable taxes at assumed tax rates, payments under the tax receivable agreement and dividends, if any, declared by it. Deterioration in the financial condition, earnings or cash flow of PJT Partners Holdings LP and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that PJT Partners Inc. needs funds, and PJT Partners Holdings LP is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

At December 31, 2023, our executive officers and directors held and/or controlled (including by way of the proxy granted to Mr. Taubman by certain executive officers of Blackstone in connection with the spin-off) 25.5% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 34.2% of the voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At December 31, 2023, our Class B common stockholders held 29.6% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 39.6% of the voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including Mr. Taubman, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including Mr. Taubman, have the ability to exercise increased influence over the outcome of director elections and removals as well.

Additionally, as of December 31, 2023, our Class B common stockholders own 39.3% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unit holders’ tax or other considerations even where no similar benefit would accrue to us.

PJT Partners Inc. may be required to make payments under a tax receivable agreement for most of the benefits relating to certain tax depreciation or amortization deductions that we may claim as a result of certain increases in tax basis.

Holders of Partnership Units (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement, as amended), to exchange all or part of their Partnership Units for cash or, at our election, for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of Class A common stock of $101.87 and the Early Termination Rate (Secured Overnight Financing Rate (“SOFR”) plus 100 basis points) of 6.49% at December 31, 2023, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2023, the aggregate amount of these termination payments would be $205.2 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our restated certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting the Board to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

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

See “Certain Relationships and Related Person Transactions—PJT Partners Holdings LP Amended and Restated Limited Partnership Agreement” in our definitive proxy statement filed in connection with our 2023 Annual Meeting of Stockholders (our “2023 Proxy Statement”).

Risks Relating to Our Class A Common Stock

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional Partnership Units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2023, we have 2,967,643,511 shares of Class A common stock authorized but unissued, including 15,645,987 shares of Class A common stock that may be issued upon exchange of Partnership Units. Our restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. Since October 1, 2015, the Company has authorized 33 million shares of Class A common stock for issuance of new awards under our Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan, of which 15.3 million were available for issuance as of December 31, 2023. Any Class A common stock that we issue, including under our Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of PJT Partners Inc.

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

In addition, we and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement, as amended. See “Certain Relationships and Related Person Transactions—Exchange Agreement” in our 2023 Proxy Statement. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging Partnership Unit holder. The market price of shares of our Class A common stock could decline as a result of issuances or sales of our Class A common stock to fund exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of Class A common stock received in stock-settled exchanges or, in each case, the perception that such issuances or sales could occur. These issuances or sales, or the possibility that they may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

Our decision to repurchase shares of our Class A common stock will reduce our public float, which could cause our share price to decline.

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the Company's existing repurchase program. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement) and other factors we deem relevant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As required by Item 106 of Regulation S-K, the following sets forth certain information regarding our cybersecurity strategy, risk management, and governance.

Cybersecurity Strategy and Risk Management

Our Cybersecurity and Technology Risk Program (the “Program”) is designed to protect critical assets, scale with business growth, and identify and mitigate threats, enabling us to securely conduct the Company’s business. The Program’s design applies concepts from the frameworks of the National Institute of Standards and Technology (“NIST”) as guidelines, incorporating their applicable principles while adapting certain elements to align with our specific operational needs and objectives. The Program and other cybersecurity processes have been integrated into our overall risk management framework.

Information Security Policies and Procedures

As part of the Program, the Company has adopted Information Security Policies and Procedures (“ISP”) that utilize concepts set forth in the NIST Special Publications and Internal/Interagency Reports and other industry-accepted guidance.

The ISP sets forth the controls and activities designed to protect our systems and data, such as establishing network perimeter security, managing system access, monitoring user activity, and maintaining physical security. Other components of the Program related to assessing, identifying, and managing risks from cybersecurity threats include annual cybersecurity training for all employees, regular review and update of our business critical and financial systems, and the use of a variety of tools and methods to manage access to, and maintain the integrity of, our information systems. Our employees are critical in helping mitigate our cybersecurity risk and we continue to raise awareness and engagement through our formal training, frequent phishing campaigns and communication from our information security team with reinforcement from senior leaders across the Company. We also perform annual external penetration tests to identify certain potential vulnerabilities, and maintain a business continuity plan, which is tested annually.

The Company engages third parties to test and advise on the Program, including to conduct our annual external penetration test. At times, the Company may engage external experts to support the Program by, for example, facilitating an internal audit, advising on a cybersecurity incident, or advising on legal and regulatory requirements.

The Company has processes to identify risks from cybersecurity threats associated with its use of third-party service providers. Each third-party service provider is evaluated at onboarding for compliance with our cybersecurity standards. Risks identified through this assessment are logged and remediation plans are discussed with appropriate stakeholders.

Cyber Incident Response Plan

The Company has adopted a written Cyber Incident Response Plan (the “Plan”) to guide our response to cybersecurity incidents. The Plan established the Cyber Incident Response Team (“CIRT”), which is responsible for leading the Company’s response in the event of a cybersecurity incident and is comprised of the Company’s Chief Technology Officer (“CTO”) and Chief Operating Officer as well as other senior management.

Cybersecurity Risks

We do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed more fully in “Part I. Item 1A. Risk Factors—Risks Relating to Our Business—Our business is subject to various cybersecurity and other operational risks” of this filing, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents may be insufficient. Accordingly, our controls and procedures may not be able to address or limit all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Cybersecurity Governance

Board Oversight

Our full Board retains responsibility for the oversight of management’s role in assessing and managing cybersecurity risk. The Board is aware of the threats presented by cybersecurity incidents and is committed to taking measures to help prevent and mitigate the effects of any such incidents. The Company’s management team and CTO report, at least twice annually, to the Board on risks and issues including to evaluate the status of our cybersecurity efforts. The Board also discusses cybersecurity issues with external experts.

Management Oversight

In January 2024, the Company established a Cybersecurity and Technology Risk Committee (the “Cybersecurity Risk Committee”), comprised of our CTO and senior managers from across the Company. The Cybersecurity Risk Committee has responsibilities that include managing, monitoring and coordinating the Company’s cybersecurity and technology risk management and any required remedial or corrective actions; reviewing the effectiveness of the ISP and serving as the primary escalation point for cybersecurity matters under the ISP.

The Cybersecurity Risk Committee reports to the Operational Risk Committee which is part of our overall risk management framework. The Operational Risk Committee is responsible for incorporating risk management considerations into our business activities. The Operational Risk Committee reports to the Executive Committee, our principal management-level policy-making committee that reports directly to the Board. Under the Plan, the Executive Committee is responsible for escalating and informing the Board about significant cybersecurity incidents and steps being taken by management to address them.

Our CTO leads management’s efforts to assess and manage cybersecurity risks through execution and enforcement of the Program, implementation of the ISP, reporting cybersecurity risks to senior managers of the Company, and meeting at least twice annually with the Board to discuss cybersecurity risks. The CTO works closely with the Company’s Executive Committee and other senior managers, including through his participation in the Cybersecurity Risk Committee, Operational Risk Committee, and CIRT.

In addition to the processes described above, our CTO leads a team of information security specialists to assist him meeting his responsibilities. He leads dedicated cybersecurity meetings with this information security team and regularly reviews key cybersecurity metrics. The information security team monitors public cybersecurity threats and meets with external experts periodically to review these threats and to stay abreast of the evolving threat landscape. Our CTO brings over 30 years of technological expertise to the Company, with a background deeply rooted in data management and protection, data analytics, and artificial intelligence and brings extensive experience in information security strategy and risk management from his previous roles at a global investment bank.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York 10017. We currently lease office space for our employees in Boston, Chicago, Frankfurt, Hong Kong, Houston, London, Los Angeles, Madrid, San Francisco, Tokyo, and Paris. We do not own any real property. We consider these arrangements to be adequate for our present needs.

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

Further disclosure regarding legal proceedings is provided in Note 14. “Commitments and Contingencies—Contingencies, Litigation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NYSE under the symbol “PJT.” There is no publicly traded market for our Class B common stock, which is held by the limited partners of PJT Partners Holdings LP.

As of February 21, 2024, there were 84 holders of record of our Class A common stock. This does not include the number of holders that hold Class A common stock in “street name” through banks or broker-dealers.

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

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the Company's operating subsidiaries, and certain cash and cash equivalents it may hold from time to time as described below. In accordance with the partnership agreement of PJT Partners Holdings LP, we intend to cause PJT Partners Holdings LP to make pro rata cash distributions, to the extent of available cash, to the holders of the partnership interests in PJT Partners Holdings LP, including PJT Partners Inc., in amounts equal to 50% of the taxable income allocated to such holders for purposes of funding their tax obligations in respect of the income of PJT Partners Holdings LP that is allocated to them, which we refer to as “tax distributions.” In certain periods, we expect that PJT Partners Inc. will receive tax distributions in excess of the amount required to cover cash dividends, if any, declared by us, and taxes and payments under the tax receivable agreement payable by PJT Partners Inc. To the extent the amount of accumulated cash at PJT Partners Inc. becomes material in future periods, we anticipate that the Board will consider appropriate actions, which may include increasing our cash dividend or paying special cash dividends to holders of our Class A common stock. Partnership Unit holders will not be precluded from effecting exchanges under our exchange agreement, as amended, prior to any such actions being taken. Because PJT Partners Inc. must pay taxes and make payments under the tax receivable agreement, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by PJT Partners Holdings LP to its limited partners on a per unit basis.

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

The stock performance graph below compares the performance of an investment in our Class A common stock from December 31, 2018 through December 31, 2023, with that of the S&P 500 Index and the S&P Financials Index. The graph assumes $100 was invested in our Class A common stock on December 31, 2018, and in the S&P 500 Index and the S&P Financials Index on December 31, 2018. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2023

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
October 1 to October 31	—	$—	—	$67.8 Million
November 1 to November 30	23,485	84.09	23,485	65.8 Million
December 1 to December 31	90,000	98.17	90,000	57.0 Million
Total	113,485	$95.26	113,485	$57.0 Million

(a)
On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022, of which $57.0 million was remaining as of December 31, 2023. Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance during the fourth quarter of 2023 of LTIP Units in PJT Partners Holdings LP to certain personnel and the transfer of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued two corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. The issuance of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. There are several factors weighing on global M&A activity in the intermediate-term, including monetary policy, greater economic and geopolitical uncertainty and slowing global growth. Worldwide M&A announced volumes during 2023 were down 17% compared with 20221 as these factors adversely impacted the strength of strategic activity. While we expect the markets to recover to historical relationships, between M&A activity and broader market benchmarks, the pace of such recovery remains unclear.

Global restructuring and liability management activity remained at elevated levels throughout 2023 as elevated interest rates, dislocated capital markets and slowing economic growth drove an increase in balance sheet restructurings and liability management activity. Restructuring activity during the year was driven by a mix of both liability management activity as well as in-court restructuring assignments as companies, creditors and financial sponsors continued to focus on comprehensive capital structure solutions. Both liability management and more traditional restructuring transactions remain dispersed across a broad cross section of industries and geographies.

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

1 Source: LSEG Global Mergers & Acquisitions Review for Full Year of 2023 as of December 31, 2023.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from contracts with clients to provide advisory and placement services. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

We provide a range of strategic advisory, shareholder advisory, capital markets advisory, and restructuring and special situations services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our private capital solutions services include providing General Partner solutions and investing solutions to clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Our fund placement services primarily serve a diverse range of investment strategies, including private equity, alternative credit/hedge funds, and real estate. We advise on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation including partnership terms and conditions most prevalent in the current environment. We also provide public and private placement fundraising services to our corporate clients and recognize placement and underwriting fees based on the successful completion of the transaction.

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

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Changes in this expense are driven by fluctuations in the number of employees, the composition of our workforce, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our restricted and unrestricted cash award and equity plans can also have a significant impact on this expense category and may vary from year to year. Certain awards are expensed over the expected service period for partners and employees who are or will become retirement eligible prior to the stated vesting date. Over time, a greater number of partners and employees may become retirement eligible and the related requisite service period over which the expense is recognized will be shorter than the stated vesting period.

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

Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts and our continued investment in senior talent may also increase compensation and benefits expense. These hires generally do not generate significant revenue in the year they are hired.

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
•
Communications and Information Services – consisting primarily of costs for our technology infrastructure, business applications and cybersecurity related costs;
•
Depreciation and Amortization – consisting of depreciation and amortization on our furniture, equipment, leasehold improvements and intangible assets; and
•
Other Expenses – consisting primarily of provision for credit losses, regulatory fees, insurance, fees paid for access to external market data, advertising, charitable contributions, and other general operating expenses.

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

PJT Partners Inc. is subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from the holding partnership (PJT Partners Holdings LP).

Non-Controlling Interests

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the Company's operating subsidiaries, and certain cash and cash equivalents it may hold from time to time. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The portion of net income attributable to the non-controlling interests is presented separately in the Consolidated Statements of Operations.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$1,026,646	$823,496	$762,723	$203,150	25%	$60,773	8%
Placement Fees	102,611	192,890	216,692	(90,279)	(47%)	(23,802)	(11%)
Interest Income and Other	23,925	9,119	12,530	14,806	162%	(3,411)	(27%)
Total Revenues	1,153,182	1,025,505	991,945	127,677	12%	33,560	3%
Expenses
Compensation and Benefits	805,385	669,141	640,040	136,244	20%	29,101	5%
Occupancy and Related	40,420	35,253	34,686	5,167	15%	567	2%
Travel and Related(1)	31,190	30,404	10,811	786	3%	19,593	181%
Professional Fees	36,581	27,200	27,209	9,381	34%	(9)	(0%)
Communications and Information Services	17,157	16,897	18,060	260	2%	(1,163)	(6%)
Depreciation and Amortization	14,047	15,475	15,750	(1,428)	(9%)	(275)	(2%)
Other Expenses(1)	30,793	29,664	25,940	1,129	4%	3,724	14%
Total Expenses	975,573	824,034	772,496	151,539	18%	51,538	7%
Income Before Provision for Taxes	177,609	201,471	219,449	(23,862)	(12%)	(17,978)	(8%)
Provision for Taxes	31,927	36,699	29,494	(4,772)	(13%)	7,205	24%
Net Income	145,682	164,772	189,955	(19,090)	(12%)	(25,183)	(13%)
Net Income Attributable to Non-Controlling Interests	63,883	74,238	83,787	(10,355)	(14%)	(9,549)	(11%)
Net Income Attributable to PJT Partners Inc.	$81,799	$90,534	$106,168	$(8,735)	(10%)	$(15,634)	(15%)

(1) Certain balances on the Consolidated Statements of Operations in the prior periods have been reclassified to conform to their current presentation. For the years ended December 31, 2022 and 2021, this resulted in a reclassification of $5.2 million and $1.7 million, respectively, from Other Expenses to Travel and Related. This reclassification had no impact on net income or Consolidated Statements of Financial Condition.

Revenues

The following table provides revenue statistics for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Total Number of Clients	381	405	399
Total Number of Fees of at least $1 Million from Client Transactions	198	187	159

There were no clients representing greater than 10% of revenues for the years ended December 31, 2023, 2022 and 2021.

Total Revenues were $1,153.2 million for the year ended December 31, 2023 compared with $1,025.5 million for the year ended December 31, 2022, a 12% increase. Advisory Fees were $1,026.6 million for the year ended December 31, 2023, an increase of $203.1 million compared with $823.5 million for the year ended December 31, 2022. The increase in Advisory Fees was due to an increase in restructuring revenues, which was partially offset by decreases in strategic advisory and private capital solutions. Placement Fees were $102.6 million for the year ended December 31, 2023, a decrease of $90.3 million compared with $192.9 million for the year ended December 31, 2022. The decrease in Placement Fees was principally due to a decrease in fund placement revenues. Interest Income and Other revenues were $23.9 million, an increase from $9.1 million in the prior year, principally due to higher interest income.

Expenses

Expenses were $975.6 million for the year ended December 31, 2023, an increase of $151.5 million compared with $824.0 million for the year ended December 31, 2022. The increase in expenses was principally attributable to increases in Compensation and Benefits, Professional Fees and Occupancy and Related expenses of $136.2 million, $9.4 million and $5.2 million, respectively. The increase in Compensation and Benefits was driven by the combination of higher revenues and a higher accrual rate compared with the prior year. Professional Fees increased principally due to higher consulting and legal expenses relating to the firm's business activities. Occupancy and Related increased principally due to the further expansion of our New York headquarters.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2023 was $31.9 million compared with $36.7 million for the year ended December 31, 2022. This resulted in an effective tax rate of 18.0% and 18.2%, respectively, based on our Income Before Provision for Taxes of $177.6 million and $201.5 million for the years ended December 31, 2023 and 2022, respectively.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is calculated by multiplying the Income Before Provision for Taxes by the percentage allocation of the income between the holders of Partnership Units and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income.

We have omitted the discussion of the earliest of the three years covered in the 2023 Annual Report on Form 10-K. Such discussion is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 24, 2023, and is incorporated herein by reference.

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

As of December 31, 2023 and 2022, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively. Additionally, as of December 31, 2023 and 2022, there were no borrowings outstanding under the revolving credit facility.

We evaluate our cash needs on a regular basis in light of current market conditions. As of December 31, 2023 and 2022, we had cash, cash equivalents and short-term investments of $436.9 million and $223.5 million, respectively.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of December 31, 2023 and 2022, total accounts receivable, net of allowance for credit losses, were $263.5 million and $317.8 million, respectively. As of December 31, 2023 and 2022, the allowance for credit losses was $2.4 million and $1.9 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $84.4 million and $133.3 million as of December 31, 2023 and 2022, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses, including cash compensation to our employees, exchanging of Partnership Units for cash, repurchasing shares of the Company’s Class A common stock, paying income taxes, dividend payments, partnership tax distributions, capital expenditures, making payments pursuant to the tax receivable agreement, commitments and strategic investments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future which depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors.

Additionally, our ability to generate positive cash flow from operations will be impacted by global economic conditions. If our cash flows from operations are significantly reduced, we may need to borrow from our revolving credit facility, incur debt, or issue additional equity. Although we believe that our revolving credit facility, and our ability to renew it, will permit us to finance our operations on acceptable terms and conditions for the foreseeable future, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: business performance; our credit ratings or absence of a credit rating; the liquidity of the overall capital markets; the current state of the economy; and stability of our lending institution. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our liquidity and capital needs.

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

Exchange Agreement

Subject to the terms and conditions of the exchange agreement, as amended, between us and certain of the holders of Partnership Units (other than PJT Partners Inc.), Partnership Units are exchangeable at the option of the holder for cash or, at our election, for shares of our Class A common stock on a one-for-one basis. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of Class A common stock or to settle exchanges by issuing Class A common stock to the exchanging holder of Partnership Units.

See Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022, of which $57.0 million was remaining as of December 31, 2023. Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.3 million and $3.3 million as of December 31, 2023 and 2022, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

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

As of December 31, 2023, we had an amount due of $29.7 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in Note 2. “Summary of Significant Accounting Policies—Amount Due Pursuant to Tax Receivable Agreement” and Note 13. “Transactions with Related Parties—Tax Receivable Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Estimating the amount of payments that may be made under the tax receivable agreement entered into with the holders of Partnership Units (other than PJT Partners Inc.) is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP, the payments that PJT Partners Inc. may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes. Late payments under the tax receivable agreement generally will accrue interest at an uncapped rate equal to SOFR plus 72 basis points.

Pursuant to the employee matters agreement entered into with Blackstone, we have agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. The amount of the tax benefit liability was $0.1 million as of December 31, 2023. Further disclosure regarding this liability is provided in Note 14. “Commitments and Contingencies—Transactions and Agreements with Blackstone, Employee Matters Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Compensation and Benefits

Compensation and Benefits includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Compensation costs relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Restricted cash awards are expensed over the vesting period on a straight-line basis. Certain awards are expensed over the expected service period for partners and employees who are or will become retirement eligible prior to the stated vesting date.

In certain instances, we may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, for some awards, in the requisite service period based on a derived service period. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed. If the market condition is satisfied after the service condition but before the derived service period, the remaining unrecognized compensation cost is accelerated.

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

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and cash equivalents are maintained in U.S. and non-U.S. bank accounts and are held at six financial institutions. In addition to cash and cash equivalents, we hold investments in Treasury securities, certain of which are classified as Investments in our Consolidated Statements of Financial Condition. We believe our cash, cash equivalents and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk based on our diversified use of global and regional financial institutions and the short-term nature of the securities.

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of December 31, 2023 and 2022, the allowance for credit losses was $2.4 million and $1.9 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the transaction currency and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Hong Kong dollar and the Japanese yen. For the years ended December 31, 2023, 2022 and 2021, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated Statements of Comprehensive Income were a gain of $3.2 million, and losses of $5.3 million and $1.4 million, respectively, and in Interest Income and Other in the Consolidated Statements of Operations, a loss of $3.5 million, a gain of $0.9 million and a loss of $2.0 million, respectively. We have not entered into any transaction to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods at this time. Given the geopolitical uncertainty and the ongoing economic impact, elevated interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PJT Partners Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
•
We selected a sample of contracts for which revenue was recognized in 2023 and January 2024 and performed the following:

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

February 28, 2024

We have served as the Company’s auditor since 2015.

PJT Partners Inc.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2023	2022
Assets
Cash and Cash Equivalents	$355,543	$173,235
Investments (at fair value)	81,382	50,242
Accounts Receivable (net of allowance for credit losses of $2,391 and $1,945 at December 31, 2023 and 2022, respectively)	263,529	317,751
Intangible Assets, Net	12,960	17,880
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	25,901	30,693
Operating Lease Right-of-Use Assets	299,200	119,025
Other Assets	151,278	99,929
Deferred Tax Asset, Net	72,460	69,172
Total Assets	$1,434,978	$1,050,652
Liabilities and Equity
Accrued Compensation and Benefits	$174,402	$83,920
Accounts Payable, Accrued Expenses and Other Liabilities	22,302	24,782
Operating Lease Liabilities	330,600	135,627
Amount Due Pursuant to Tax Receivable Agreement	29,672	30,315
Taxes Payable	6,573	3,451
Deferred Revenue	10,265	12,999
Total Liabilities	573,814	291,094
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 32,356,489 and 31,062,575 issued at December 31, 2023 and 2022, respectively; 24,185,439 and 24,479,286 outstanding at December 31, 2023 and 2022, respectively)	324	310
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 144 issued and outstanding at December 31, 2023; 158 issued and outstanding at December 31, 2022)	—	—
Additional Paid-In Capital	619,702	502,585
Retained Earnings	118,332	60,969
Accumulated Other Comprehensive Loss	(467)	(2,274)
Treasury Stock at Cost (8,171,050 and 6,583,289 shares at December 31, 2023 and 2022, respectively)	(493,222)	(376,484)
Total PJT Partners Inc. Equity	244,669	185,106
Non-Controlling Interests	616,495	574,452
Total Equity	861,164	759,558
Total Liabilities and Equity	$1,434,978	$1,050,652

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Advisory Fees	$1,026,646	$823,496	$762,723
Placement Fees	102,611	192,890	216,692
Interest Income and Other	23,925	9,119	12,530
Total Revenues	1,153,182	1,025,505	991,945
Expenses
Compensation and Benefits	805,385	669,141	640,040
Occupancy and Related	40,420	35,253	34,686
Travel and Related	31,190	30,404	10,811
Professional Fees	36,581	27,200	27,209
Communications and Information Services	17,157	16,897	18,060
Depreciation and Amortization	14,047	15,475	15,750
Other Expenses	30,793	29,664	25,940
Total Expenses	975,573	824,034	772,496
Income Before Provision for Taxes	177,609	201,471	219,449
Provision for Taxes	31,927	36,699	29,494
Net Income	145,682	164,772	189,955
Net Income Attributable to Non-Controlling Interests	63,883	74,238	83,787
Net Income Attributable to PJT Partners Inc.	$81,799	$90,534	$106,168
Net Income Per Share of Class A Common Stock
Basic	$3.24	$3.61	$4.25
Diluted	$3.12	$3.51	$3.99
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,255,327	25,077,835	24,959,382
Diluted	41,882,034	26,616,640	42,358,705

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Net Income	$145,682	$164,772	$189,955
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	3,249	(5,304)	(1,444)
Comprehensive Income	148,931	159,468	188,511
Less:
Comprehensive Income Attributable to Non- Controlling Interests	65,325	71,839	83,126
Comprehensive Income Attributable to PJT Partners Inc.	$83,606	$87,629	$105,385

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interests	Total
Balance at December 31, 2022	31,062,575	158	(6,583,289)	$310	$—	$502,585	$60,969	$(2,274)	$(376,484)	$574,452	$759,558
Net Income	—	—	—	—	—	—	81,799	—	—	63,883	145,682
Other Comprehensive Income	—	—	—	—	—	—	—	1,807	—	1,442	3,249
Dividends Declared ($1.00 Per Share of Class A Common Stock)	—	—	—	—	—	—	(24,436)	—	—	—	(24,436)
Tax Distributions	—	—	—	—	—	—	—	—	—	(42,909)	(42,909)
Equity-Based Compensation	—	—	—	—	—	157,837	—	—	—	20,698	178,535
Net Share Settlement	—	—	—	—	—	(19,406)	—	—	—	—	(19,406)
Deliveries of Vested Shares of Class A Common Stock	1,293,914	—	—	14	—	(14)	—	—	—	—	—
Change in Ownership Interest	—	(14)	—	—	—	(21,300)	—	—	—	(1,071)	(22,371)
Treasury Stock Purchases	—	—	(1,587,761)	—	—	—	—	—	(116,738)	—	(116,738)
Balance at December 31, 2023	32,356,489	144	(8,171,050)	$324	$—	$619,702	$118,332	$(467)	$(493,222)	$616,495	$861,164

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

(continued)

See notes to consolidated financial statements

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

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net Income	$145,682	$164,772	$189,955
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	178,535	165,528	108,913
Depreciation and Amortization Expense	14,047	15,475	15,750
Amortization of Operating Lease Right-of-Use Assets	22,613	20,735	19,175
Deferred Taxes	(1,929)	1,784	7,096
Provision for Credit Losses	4,889	2,817	2,869
Other	(935)	2,793	(4,674)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	51,904	(32,497)	(61,034)
Other Assets	(33,515)	(42,659)	(3,060)
Accrued Compensation and Benefits	88,238	(35,347)	(131,388)
Accounts Payable, Accrued Expenses and Other Liabilities	(28,240)	(20,830)	(23,470)
Taxes Payable	3,022	105	847
Deferred Revenue	(2,777)	55	3,182
Net Cash Provided by Operating Activities	441,534	242,731	124,161
Investing Activities
Purchases of Investments	(328,767)	(143,929)	(97,638)
Proceeds from Sales and Maturities of Investments	298,348	94,128	235,457
Purchases of Furniture, Equipment and Leasehold Improvements	(3,927)	(3,434)	(6,472)
Net Cash Provided by (Used in) Investing Activities	(34,346)	(53,235)	131,347
Financing Activities
Dividends	(24,436)	(24,632)	(77,974)
Proceeds from Revolving Credit Facility	15,000	42,000	15,000
Payments on Revolving Credit Facility	(15,000)	(42,000)	(15,000)
Tax Distributions	(42,909)	(38,338)	(37,830)
Employee Taxes Paid for Shares Withheld	(19,406)	(17,792)	(22,773)
Cash-Settled Exchanges of Partnership Units	(22,288)	(15,120)	(109,574)
Treasury Stock Purchases	(116,738)	(109,484)	(103,342)
Payments Pursuant to Tax Receivable Agreement	(2,300)	(4,655)	(1,890)
Net Cash Used in Financing Activities	(228,077)	(210,021)	(353,383)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,197	(6,721)	(1,157)
Net Increase (Decrease) in Cash and Cash Equivalents	182,308	(27,246)	(99,032)
Cash and Cash Equivalents, Beginning of Period	173,235	200,481	299,513
Cash and Cash Equivalents, End of Period	$355,543	$173,235	$200,481
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$23,288	$28,578	$30,933
Payments for Interest	$20	$133	$10
Non-Cash Receipt of Shares	$—	$—	$1,125

See notes to consolidated financial statements.

PJT Partners Inc.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.
ORGANIZATION

PJT Partners Inc. and its consolidated subsidiaries (the “Company” or “PJT Partners”) offer a unique portfolio of advisory and placement services designed to help clients achieve their strategic objectives.

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

Certain balances on the Consolidated Statements of Operations in the prior periods have been reclassified to conform to their current presentation. For the years ended December 31, 2022 and 2021, this resulted in a reclassification of $5.2 million and $1.7 million, respectively, from Other Expenses to Travel and Related. This reclassification had no impact on net income or Consolidated Statements of Financial Condition.

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

Revenue Recognition

The Company provides a range of strategic advisory, shareholder advisory, capital markets advisory, and restructuring and special situations services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, the Company may also assist with raising various forms of financing, including debt and equity. Private capital solutions services include providing General Partner solutions and investing solutions to clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. The Company’s fund placement services primarily serve a diverse range of investment strategies, including private equity, alternative credit/hedge funds, and real estate. The Company advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation including partnership terms and conditions most prevalent in the current environment. The Company also provides public and private placement fundraising services to corporate clients.

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

To obtain a contract with a customer, the Company may incur incremental costs. The Company has determined that these costs would have been incurred regardless of whether the contract with the customer was obtained. Additionally, the Company does not expect to recover any of these costs from the customer; therefore, the costs of obtaining contracts with customers are expensed as incurred.

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

Fair Value of Financial Instruments

The carrying value of financial instruments, including accounts receivable, other assets, accounts payable, accrued expenses, taxes payable and other liabilities approximates their fair value. The carrying value of cash and cash equivalents and investments are reported at fair value.

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

In making an assessment of the fair value hierarchy classification of investments in Treasury securities, the Company considers the amount of trading activity, observability of pricing inputs as well as whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run,” which is the most liquid version of the maturity band). These securities are recorded at fair value using broker quotes, reflecting inputs from auction yields. The financial instruments described above are classified as either Level I or Level II in the fair value hierarchy.

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are maintained in U.S. and non-U.S. bank accounts and are held at six financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $9.2 million and $0.6 million as of December 31, 2023 and 2022, respectively.

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

The Company leases office space under non-cancelable lease agreements, which expire at various dates through 2041. The lease arrangements for office space typically contain payments to the lessor for common area maintenance charges and reimbursement for certain other costs that are not fixed. The Company accounts for these costs as variable lease costs and does not include them in the lease component.

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

Compensation and Benefits

Compensation and Benefits includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Compensation costs relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Restricted cash awards are expensed over the vesting period on a straight-line basis. Certain awards are expensed over the expected service period for partners and employees who are or will become retirement eligible prior to the stated vesting date.

In certain instances, the Company may grant equity-based awards containing both a service and a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, for some awards, in the requisite service period based on a derived service period. Compensation cost is recognized for an award with a market condition over the requisite service period, provided that the requisite service period is completed, irrespective of whether the market condition is satisfied. If a recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed. If the market condition is satisfied after the service condition but before the derived service period, the remaining unrecognized compensation cost is accelerated.

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

PJT Partners Inc. is subject to U.S. corporate federal, state and local income tax on its allocable share of results of operations from the holding partnership (PJT Partners Holdings LP).

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

The Organization for Economic Co-operation and Development ("OECD") Pillar Two Model Rules ("Pillar Two") set forth for a global 15% minimum tax on the income arising in each jurisdiction in which the Company operates. Many such jurisdictions have implemented or are in the process of implementing Pillar Two and it is expected to be applicable for annual periods beginning on or after December 31, 2023. The Company is currently assessing the impact that Pillar Two will have on its consolidated financial statements.

Amount Due Pursuant to Tax Receivable Agreement

Holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) may, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement, as amended), exchange their Partnership Units for cash or, at the Company’s election, for shares of Class A common stock of PJT Partners Inc. on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. PJT Partners Holdings LP has made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

Recent Accounting Developments

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance on improvements to reportable segment disclosures. The guidance primarily requires enhanced disclosures about significant segment expenses. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.

In December 2023, the FASB issued guidance to improve its income tax disclosure requirements. The guidance enhances existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Advisory Fees	$1,026,646	$823,496	$762,723
Placement Fees	102,611	192,890	216,692
Interest Income from Placement Fees and Other	17,019	10,173	7,001
Revenues from Contracts with Customers	$1,146,276	$1,026,559	$986,416

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of December 31, 2023, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $55.6 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $22.6 million, $57.8 million and $15.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of corporate and fund placement services. The majority of Fee Revenue recognized by the Company during the years ended December 31, 2023, 2022 and 2021 was predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the years ended December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022, $12.6 million and $11.5 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. As of December 31, 2023 and 2022, the Company recorded $2.0 million and $1.8 million, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition primarily related to expense advances.

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$1,945	$1,853	$1,330
Provision for Credit Losses	4,889	2,817	2,869
Write-offs	(4,443)	(2,725)	(2,742)
Recoveries	—	—	396
Ending Balance	$2,391	$1,945	$1,853

Included in Accounts Receivable, Net is accrued interest of $3.4 million and $2.7 million as of December 31, 2023 and 2022, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $84.4 million and $133.3 million as of December 31, 2023 and 2022, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $1.3 million and $6.5 million as of December 31, 2023 and 2022, respectively, which were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.6 million and $0.5 million as of December 31, 2023 and 2022, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2023 and 2022, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	December 31,
	2023	2022
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(49,314)	(44,964)
Trade Name	(8,802)	(8,232)
Total Accumulated Amortization	(58,116)	(53,196)
Intangible Assets, Net	$12,960	$17,880

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2023	2022	2021
Balance, Beginning of Year	$17,880	$24,386	$32,030
Amortization Expense	(4,920)	(6,506)	(7,644)
Balance, End of Year	$12,960	$17,880	$24,386

Amortization of Intangible Assets held at December 31, 2023 is expected to be $4.9 million, $4.8 million and $3.3 million for the years ending December 31, 2024, 2025 and 2026, respectively.

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2023	2022
Leasehold Improvements	$56,456	$54,555
Furniture and Fixtures	17,027	18,811
Office Equipment	6,467	5,533
Total Furniture, Equipment and Leasehold Improvements	79,950	78,899
Accumulated Depreciation	(54,049)	(48,206)
Furniture, Equipment and Leasehold Improvements, Net	$25,901	$30,693

Depreciation expense was $9.1 million, $9.0 million and $8.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	December 31, 2023
	Level I	Level II	Level III	Total
Treasury Securities	$—	$183,514	$—	$183,514

	December 31, 2022
	Level I	Level II	Level III	Total
Treasury Securities	$—	$50,242	$—	$50,242

Investments in Treasury securities were included in both Cash and Cash Equivalents and Investments at December 31, 2023 and in Investments at December 31, 2022 in the Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The Company’s pretax income is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2023	2022	2021
Income Before Provision for Taxes
Domestic	$181,815	$237,635	$235,453
International	(4,206)	(36,164)	(16,004)
Total	$177,609	$201,471	$219,449

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current
Federal Income Tax	$22,907	$22,492	$13,673
State and Local Income Tax	7,478	10,664	6,096
Foreign Income Tax	3,471	1,759	2,629
	33,856	34,915	22,398
Deferred
Federal Income Tax	(3,550)	534	6,742
State and Local Income Tax	1,599	1,151	345
Foreign Income Tax	22	99	9
	(1,929)	1,784	7,096
Provision for Taxes	$31,927	$36,699	$29,494

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2023	2022	2021
Income Before Provision for Taxes	$177,609	$201,471	$219,449
Provision for Taxes	$31,927	$36,699	$29,494
Effective Income Tax Rate	18.0%	18.2%	13.4%

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2023	2022	2021
Expected Income Tax Expense at the Federal Statutory Rate	21.0%	21.0%	21.0%
Permanent Differences for Compensation	-0.4%	-0.8%	-2.2%
Income Not Subject to U.S. Corporate Income Taxes	-8.4%	-8.3%	-8.7%
Foreign Income Taxes	1.1%	0.8%	1.2%
State and Local Income Taxes, Net of Federal Benefit	3.5%	3.9%	2.5%
Return to Provision	0.0%	0.8%	-0.1%
Rate Change Impact	0.8%	0.3%	-0.5%
Other	0.4%	0.5%	0.2%
Effective Income Tax Rate	18.0%	18.2%	13.4%

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2023	2022
Deferred Tax Assets
Operating Lease Liabilities	$43,835	$16,459
Tax Basis Step-Up from Blackstone	7,515	11,252
Deferred Compensation	33,573	24,835
Partner Exchange Basis Step-Up	36,740	38,966
Other	4,769	2,427
Total Deferred Tax Assets	$126,432	$93,939
Deferred Tax Liabilities
Operating Lease Right-of-Use Assets	$42,110	$14,398
Intangible Assets	2,674	2,071
Fixed Assets	303	857
Other	8,885	7,441
Total Deferred Tax Liabilities	53,972	24,767
Deferred Tax Asset, Net	$72,460	$69,172

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

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. As of December 31, 2023, the Company is not generally subject to examination by the tax authorities for years before 2020.

The Company had no unrecognized tax benefits as of December 31, 2023 and 2022.

The Company does not anticipate a material increase or decrease in unrecognized tax benefits during the coming year.

For the years ended December 31, 2023, 2022 and 2021, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

During the first quarter of 2023, the Company's holding partnership, PJT Partners Holdings LP, received notice from the Internal Revenue Service that its Form 1065, U.S. Return of Partnership Income, was selected for examination for the tax year ended December 31, 2020. The Company currently does not expect the results of the audit to have any material impact on its consolidated financial statements.

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the years ended December 31, 2023, 2022 and 2021 is presented below:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$81,799	$90,534	$106,168
Incremental Net Income from Dilutive Securities	49,031	2,810	62,740
Net Income Attributable to Shares of Class A Common Stock — Diluted	$130,830	$93,344	$168,908
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,255,327	25,077,835	24,959,382
Weighted-Average Number of Incremental Shares from Unvested RSUs and Partnership Units	16,626,707	1,538,805	17,399,323
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	41,882,034	26,616,640	42,358,705
Net Income Per Share of Class A Common Stock
Basic	$3.24	$3.61	$4.25
Diluted	$3.12	$3.51	$3.99

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,037,804 for the year ended December 31, 2023, excluding unvested RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the year ended December 31, 2023, there were no anti-dilutive securities. For the year ended December 31, 2022, there were 15,045,194 weighted-average Partnership Units that were anti-dilutive. For the year ended December 31, 2021, there were no anti-dilutive securities.

10.
EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

On May 24, 2023 the Company adopted the Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (the “PJT Equity Plan”), which amended the Amended and Restated 2015 PJT Partners Inc. Omnibus Incentive Plan. The PJT Equity Plan authorized an additional 16 million shares of Class A common stock for the purpose of providing incentive compensation measured by reference to the value of the Company's Class A common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. Since October 1, 2015, the Company has authorized 33 million shares of Class A common stock for issuance of new awards under the PJT Equity Plan, of which 15.3 million were available for issuance as of December 31, 2023. The Company intends to use PJT Partners' Class A common stock to satisfy vested awards under the PJT Equity Plan.

The following table represents equity-based compensation expense and related income tax benefit for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Equity-Based Compensation Expense	$178,535	$165,528	$108,913
Income Tax Benefit	$23,553	$21,548	$14,921

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the annual compensation processes and any ongoing hiring process or acquisitions, the Company issues RSUs, which generally vest over a service life of three to five years. Awards are generally forfeited if the individual ceases to be employed by the Company prior to vesting.

The following table summarizes activity related to unvested RSUs for the year ended December 31, 2023:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	4,181,075	$65.58
Granted	2,664,428	78.03
Dividends Reinvested on RSUs	(11,128)	2.78
Forfeited	(22,968)	72.46
Vested	(1,449,130)	60.53
Balance, December 31, 2023	5,362,277	$73.23

As of December 31, 2023, there was $184.3 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.4 years. The Company assumes a forfeiture rate of 1.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the years ended December 31, 2022 and 2021 was $63.88 and $73.45, respectively.

RSU Awards with Both Service and Market Conditions

The Company has granted RSU awards containing both service and market conditions. The service condition requirement for these awards is generally three to five years. The market condition will generally be satisfied upon the publicly traded shares of Class A common stock achieving certain volume-weighted average share price targets over various trading periods during the life of the award.

Effective February 10, 2022, the Company granted RSU awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such RSU awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of Class A common stock achieving a volume-weighted average share price over any consecutive 20-day trading period (“20-day VWAP”) of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied. During the year ended December 31, 2023, the Company achieved a 20-day VWAP in excess of $100.

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the year ended December 31, 2023:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	1,534,012	$41.98
Granted	60,000	60.13
Dividends Reinvested on RSUs	(1,137)	37.90
Vested	(173,077)	42.07
Balance, December 31, 2023	1,419,798	$42.74

As of December 31, 2023, there was $21.3 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.6 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs with both a service and market condition granted for the year ended December 31, 2022 was $41.97. For the year ended December 31, 2021, no RSUs with both a service and market condition were granted.

The Company estimated the fair value of RSU awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk-Free Interest Rate	4.3%	2.0%
Volatility Factor	39.5%	37.0%
Expected Life (in years)	3.6	5.0

Partnership Units

In connection with the annual compensation processes and any ongoing hiring process or acquisitions, certain individuals are issued Partnership Units that, subject to certain terms and conditions, are exchangeable at the option of the holder for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of three to five years.

The following table summarizes activity related to unvested Partnership Units for the year ended December 31, 2023:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	178,067	$60.62
Granted	586,726	76.82
Vested	(91,552)	55.53
Balance, December 31, 2023	673,241	$75.43

As of December 31, 2023, there was $40.0 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 2.5 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the years ended December 31, 2022 and 2021 was $62.05 and $68.70, respectively.

Partnership Unit Awards with Both Service and Market Conditions

Effective February 10, 2022, the Company granted Partnership Unit awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such Partnership Unit awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied. During the year ended December 31, 2023, the Company achieved a 20-day VWAP in excess of $100.

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the year ended December 31, 2023:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2022	1,107,768	$39.10
Vested	(110,777)	$39.10
Balance, December 31, 2023	996,991	$39.10

As of December 31, 2023, there was $13.7 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.6 years. The Company assumes a forfeiture rate of 4.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Unit awards with both a service and market condition granted for the year ended December 31, 2022 was $39.10. For the years ended December 31, 2023 and 2021, no Partnership Unit awards with both a service and market condition were granted.

The Company estimated the fair value of Partnership Unit awards with both a service and market condition at grant using a Monte Carlo simulation. The following table presents the assumptions used for the year ended December 31, 2022.

Risk-Free Interest Rate	2.0%
Volatility Factor	37.0%
Expected Life (in years)	5.0

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2023, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	6,447,482	1.5
Partnership Units	1,583,000	1.9
Total Equity-Based Awards	8,030,482	1.5

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $41.9 million, $26.6 million and $30.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $76.0 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.9 years.

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

In an effort to preserve the tax-free nature of the spin-off, the Company’s Certificate of Incorporation provided that holders of Class B common stock were limited to only one vote per share of Class B common stock solely with respect to the election or removal of directors. With the passage of time since the spin-off, this restriction on the voting rights of holders of Class B common stock is no longer operative. Pursuant to the Company’s Certificate of Incorporation, upon the request of a holder of Class B common stock and approval by the Board, such holder’s Class B common stock would be equalized to provide the same number of votes for the election and removal of directors as it does for all other matters. Accordingly, as of December 31, 2023, the holders of 10.2 million vested and unvested Partnership Units have requested, and the Board has approved, that the shares of Class B common stock held by them provide them with the same number of votes for the election and removal of directors as they do for all other matters.

Holders of shares of the Company’s Class B common stock vote together with holders of the Company’s publicly traded Class A common stock as a single class on all matters on which such shareholders are entitled to vote generally, except as otherwise required by law.

Non-Controlling Interests

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2023 and 2022, the non-controlling interest of PJT Partners Holdings LP was 39.0% and 37.6%, respectively. The percentage of the Net Income Attributable to Non-Controlling Interests will vary from this percentage primarily due to the differing level of income taxes applicable to the controlling interest.

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

Treasury Stock

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022, of which $57 million was remaining as of December 31, 2023. Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the year ended December 31, 2023, the Company repurchased 1.6 million shares of the Company’s Class A common stock at an average price per share of $73.50, or $116.7 million in aggregate. The result of these repurchases was an increase of $116.7 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition for the year ended December 31, 2023. With respect to repurchases of the Company’s Class A common stock during the year ended December 31, 2022, the Company recorded an increase of $109.5 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition.

12.
LEASES

The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating Lease Cost	$29,318	$27,672	$27,519
Variable Lease Cost	4,423	3,606	3,090
Short-Term Lease Cost	—	—	102
Sublease Income	(778)	(529)	(909)
Total Lease Cost	$32,963	$30,749	$29,802

Supplemental information related to the Company’s operating leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$25,035	$22,488	$21,397
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$200,958	$6,261	$6,765

	Year Ended December 31,
	2023	2022
Weighted-Average Remaining Lease Term (in years)	15.5	6.8
Weighted-Average Discount Rate	6.8%	4.6%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of December 31, 2023:

Year Ending December 31,
2024	$29,140
2025	25,856
2026	29,995
2027	30,918
2028	38,919
Thereafter	415,346
Total Lease Payments	570,174
Less: Tenant Improvement Allowances	17,161
Less: Imputed Interest	222,413
Total	$330,600

In December 2023, the Company entered into a lease amendment to its New York office lease. The amendment extended the term of certain floor space to 2041, which resulted in an increase to Operating Lease Right of Use Assets and a corresponding increase to Operating Lease Liabilities of $199.1 million. Additionally, the amendment provides for lease of additional floor space. Such lease has not been included in Operating Lease Right of Use Assets and Operating Lease Liabilities as of December 31, 2023 on the Consolidated Statement of Financial Condition as the Company does not yet have the right to use the premises. Commencement is currently anticipated to occur in the first quarter of 2025 with a term that expires in 2041.

13.
TRANSACTIONS WITH RELATED PARTIES

Exchange Agreement

The Company has entered into an exchange agreement, as amended, with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the limited partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of their Partnership Units for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Further, pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of PJT Partners Inc. Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement, as amended). In the event cash-settled exchanges of Partnership Units are funded with new issuances of Class A common stock, the fair value of a share of PJT Partners Inc. Class A common stock will be deemed to be equal to the net proceeds per share of Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging holder of Partnership Units will be entitled may be greater than or less than the then-current market value of PJT Partners Inc. Class A common stock. The exchange agreement, as amended, also provides that a holder of Partnership Units will not have the right to exchange Partnership Units in the event that PJT Partners Inc. determines that such exchange would be prohibited by law, or would result in any breach of any debt agreement or other material contract of PJT Partners Inc. or PJT Partners Holdings LP. The exchange agreement, as amended, also provides the Company with the ability to decline to exchange should it determine that the exchange would cause unreasonable financial burden on PJT Partners Holdings LP, as determined by the Board.

Certain holders of Partnership Units exchanged 0.3 million and 0.2 million Partnership Units, respectively, for cash in the amounts of $22.3 million and $15.1 million, respectively, for the years ended December 31, 2023 and 2022. Such amounts are recorded as a reduction of Non-Controlling Interests in the Consolidated Statements of Financial Condition. Additionally, 250 thousand Partnership Units were exchanged for shares of PJT Partners Inc. Class A common for the year ended December 31, 2022. There were no exchanges for the shares of PJT Partners Inc. Class A common stock for the year ended December 31, 2023. Exchanges for shares are recorded as a reduction of Non-Controlling Interests and an increase in Additional Paid-In Capital in the Consolidated Statements of Financial Condition.

With respect to the fourth quarter 2023 exchange, the Company elected to exchange 0.2 million Partnership Units for cash on February 13, 2024 for an aggregate payment of $18.7 million. The price per Partnership Unit paid by the Company was $94.76, which was equal to the volume-weighted average price per share of the Company’s Class A common stock on February 8, 2024.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of December 31, 2023 and 2022, the Company had amounts due of $29.7 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement: $2.3 million for each of the years ending December 31, 2024, 2025, 2026, 2027 and 2028; and $18.0 million in years thereafter. Actual payments may differ significantly from estimated payments.

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years. The rent, terms and conditions of the Sublease were consistent with those similar to subleases in the market as of the time the Sublease was entered, and the Company recognized $0.8 million and $0.1 million of sublease income for the years ended December 31, 2023 and 2022, respectively. Such amounts are recorded in Interest Income and Other in the Consolidated Statements of Operations.

Aircraft Lease

The Company makes available to its partners and, on occasion, their family members personal use of a company leased aircraft when it is not being used for business purposes, for which the partners pay the full incremental costs associated with such use. Such amount is not material to the consolidated financial statements.

14.
COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank (now part of JPMorgan Chase), as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). The Renewal Agreement provides for a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, pursuant to the terms and conditions set forth in the Renewal Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year. The revolving credit facility was scheduled to mature and the commitments thereunder were scheduled to terminate on October 1, 2023, subject to extension by agreement of the Borrower and Lender. On February, 7, 2023, the Renewal Agreement was further amended with the same terms to extend the maturity date to October 1, 2024.

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

As of December 31, 2023 and 2022, the Company was in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively.

As of December 31, 2023 and 2022, there were no borrowings outstanding under the revolving credit facility.

Contingencies

Litigation

From time to time, the Company may be named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, after consultation with external counsel, the Company believes it is not probable and/or reasonably possible that any current legal proceedings or claims (including the matters described below) would individually or in the aggregate have a material adverse effect on the consolidated financial statements of the Company. The Company is not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations.

In June 2017, an action was filed in New York state court by affiliates of Moore Capital against defendants PJT Partners Inc., Park Hill Group LLC and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. A principal of Plaintiffs had a personal relationship with Caspersen and Plaintiffs had no relationship with either Park Hill Group LLC or PJT Partners Inc. PJT Partners Inc. and Park Hill Group LLC moved to dismiss the complaint. On August 13, 2018, the court dismissed all of the claims asserted against PJT Partners Inc. and Park Hill Group LLC, except for the fraud-based apparent authority claim. Plaintiffs and PJT Partners Inc. and Park Hill Group LLC appealed the court’s decision. On December 3, 2019, the appellate court dismissed the complaint in its entirety against PJT Partners Inc. and Park Hill Group LLC. On January 2, 2020, Plaintiffs filed a motion with the appellate court seeking reargument or, alternatively, leave to appeal, which motion was denied by the appellate court. On September 15, 2020, the New York Court of Appeals granted Plaintiffs permission to file an appeal, which appeal was filed on December 30, 2020. On June 13, 2023, the New York Court of Appeals reversed the dismissals of the two lower courts and reinstated Plaintiff’s claim for negligent supervision and retention for further proceedings at the state court. The Company believes it has significant defenses and will continue to vigorously oppose Plaintiffs’ sole remaining claim.

In connection with these matters, the Company has incurred and may continue to incur legal expenses, which are expensed as incurred.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.3 million and $3.3 million as of December 31, 2023 and 2022, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of each of December 31, 2023 and 2022.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of December 31, 2023 and 2022, the Company had accrued $0.1 million and $3.4 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

15.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the U.S., United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $288.1 million and $125.9 million as of December 31, 2023 and 2022, respectively, which exceeded the minimum net capital requirement by $287.2 million and $124.1 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain minimum capital of the greater of the permanent minimum requirement of £75 thousand or a fixed overhead requirement, defined as 25% of fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm authorized and regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of the greater of the permanent minimum requirement of €75 thousand or 25% of the fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. As of December 31, 2023 and 2022, these entities were in compliance with local capital adequacy requirements.

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

	Year Ended December 31,
	2023	2022	2021
Revenues
Domestic	$965,948	$923,334	$873,563
International	187,234	102,171	118,382
Total	$1,153,182	$1,025,505	$991,945

	December 31,
	2023	2022
Assets
Domestic	$1,215,470	$921,274
International	219,508	129,378
Total	$1,434,978	$1,050,652

The Company was not subject to any material concentrations with respect to its revenues for the years ended December 31, 2023, 2022 and 2021. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of December 31, 2023 and 2022.

17. SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on March 20, 2024 to Class A common stockholders of record on March 6, 2024.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides those described in Note 11. “Stockholders' Equity—Treasury Stock” and Note 13. “Transactions with Related Parties—Exchange Agreement”.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PJT Partners Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2024

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2024 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

The information regarding our Code of Business Conduct and Ethics, our audit committee and our audit committee financial expert under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

We post our Code of Business Conduct and Ethics on our corporate website at www.pjtpartners.com under the “Investor Relations/Governance/Governance Documents” section. Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our chairman and chief executive officer and our principal financial and accounting officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the sections captioned “Compensation of Our Executive Officers,” “Director Compensation” and “Report of the Compensation Committee” in the Proxy Statement is incorporated herein by reference.

Information regarding our compensation committee and compensation committee interlocks under the caption “Corporate Governance—Board Committees” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the sections captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement is incorporated herein by reference.

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

10.3

Amended and Restated Loan Agreement, by and between PJT Partners Holdings LP and First Republic Bank (now part of JPMorgan Chase), dated as of October 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2018).

10.4

Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank (now part of JPMorgan Chase), dated as of February 4, 2020 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020).

Exhibit
Number	Description

10.5

Renewal and Modification Agreement, by and between PJT Partners Holdings LP and First Republic Bank (now part of JPMorgan Chase), dated as of February 1, 2021 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

10.6

Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank (now part of JPMorgan Chase), dated as of April 25, 2022 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2022).

10.7

Renewal Agreement, by and between PJT Partners Holdings LP and First Republic Bank (now part of JPMorgan Chase), dated as of February 7, 2023 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2023).

10.8

Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.9

Amendment to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.10

Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of October 12, 2016 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017).

10.11

Amendment No. 3 to the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of January 1, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2018).

10.12

Exchange Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and the holders of partnership units from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.13	First Amendment to the Exchange Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and the holders of partnership units from time to time party thereto, dated as of January 10, 2024.

10.14

Tax Receivable Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and each of the limited partners from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.15

Registration Rights Agreement by and among PJT Partners Inc. and the covered persons from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.16+

Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2019).

10.17+

Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023)

Exhibit
Number	Description

10.18+

PJT Partners Inc. Amended and Restated Bonus Deferral Plan, dated as of February 22, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2023).

10.19+

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

10.21+

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

10.26+

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

10.29+

Form of Special Equity Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017).

10.30+

Form of Performance LTIP Unit Grant Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2022).

10.31+

Form of Performance Restricted Stock Unit Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2022).

Exhibit
Number	Description

10.32

Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017).

21.1	Subsidiaries of PJT Partners Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	PJT Partners Inc. Incentive Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates management or compensatory plan or arrangement

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

Date: February 28, 2024

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 28, 2024
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 28, 2024
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ K. Don Cornwell	Director	February 28, 2024
K. Don Cornwell

/s/ James Costos	Director	February 28, 2024
James Costos

/s/ Emily K. Rafferty	Director	February 28, 2024
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 28, 2024
Thomas M. Ryan

/s/ Grace Reksten Skaugen	Director	February 28, 2024
Grace Reksten Skaugen

/s/ Kenneth C. Whitney	Director	February 28, 2024
Kenneth C. Whitney