Form 10-Q
period 2024-03-31
PJT Partners Inc.
filed 2024-05-03
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 29, 2024, there were 23,985,363 shares of Class A common stock, par value $0.01 per share, and 136 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyber attacks, security vulnerabilities and internet disruptions, including breaches of data security and privacy leaks, data loss and business interruptions; (c) failures of our computer systems or communication systems, including as a result of a catastrophic event and the use of remote work environments and virtual platforms; (d) the impact of catastrophic events, including business disruptions, pandemics, reductions in employment and an increase in business failures on (1) the U.S. and the global economy and (2) our employees and our ability to provide services to our clients and respond to their needs; (e) the failure of third-party service providers to perform their functions; and (f) volatility in the political and economic environment, including as a result of inflation, elevated interest rates and geopolitical and military conflicts.

Any of these factors, as well as such other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2024	December 31, 2023
Assets
Cash and Cash Equivalents	$215,525	$355,543
Investments (at fair value)	20,071	81,382
Accounts Receivable (net of allowance for credit losses of $3,217 and $2,391 at March 31, 2024 and December 31, 2023, respectively)	324,959	263,529
Intangible Assets, Net	11,730	12,960
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	24,006	25,901
Operating Lease Right-of-Use Assets	294,955	299,200
Other Assets	163,171	151,278
Deferred Tax Asset, Net	74,688	72,460
Total Assets	$1,301,830	$1,434,978
Liabilities and Equity
Accrued Compensation and Benefits	$77,930	$174,402
Accounts Payable, Accrued Expenses and Other Liabilities	23,576	22,302
Operating Lease Liabilities	327,450	330,600
Amount Due Pursuant to Tax Receivable Agreement	31,222	29,672
Taxes Payable	5,147	6,573
Deferred Revenue	8,314	10,265
Total Liabilities	473,639	573,814
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 33,641,330 and 32,356,489 issued at March 31, 2024 and December 31, 2023, respectively; 24,390,702 and 24,185,439 outstanding at March 31, 2024 and December 31, 2023, respectively)	336	324
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 136 issued and outstanding at March 31, 2024; 144 issued and outstanding at December 31, 2023)	—	—
Additional Paid-In Capital	630,335	619,702
Retained Earnings	144,728	118,332
Accumulated Other Comprehensive Loss	(991)	(467)
Treasury Stock at Cost (9,250,628 and 8,171,050 shares at March 31, 2024 and December 31, 2023, respectively)	(599,803)	(493,222)
Total PJT Partners Inc. Equity	174,605	244,669
Non-Controlling Interests	653,586	616,495
Total Equity	828,191	861,164
Total Liabilities and Equity	$1,301,830	$1,434,978

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2024	2023
Revenues
Advisory Fees	$288,681	$168,090
Placement Fees	34,489	27,585
Interest Income and Other	6,223	4,313
Total Revenues	329,393	199,988
Expenses
Compensation and Benefits	228,928	133,043
Occupancy and Related	12,161	10,011
Travel and Related	9,101	6,972
Professional Fees	8,349	6,927
Communications and Information Services	4,778	4,077
Depreciation and Amortization	3,498	3,443
Other Expenses	8,675	6,322
Total Expenses	275,490	170,795
Income Before Provision for Taxes	53,903	29,193
Provision for Taxes	531	1,207
Net Income	53,372	27,986
Net Income Attributable to Non-Controlling Interests	20,749	10,650
Net Income Attributable to PJT Partners Inc.	$32,623	$17,336
Net Income Per Share of Class A Common Stock
Basic	$1.27	$0.69
Diluted	$1.22	$0.67
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,690,530	25,231,815
Diluted	28,168,504	26,918,511

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Net Income	$53,372	$27,986
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(966)	1,388
Comprehensive Income	52,406	29,374
Less:
Comprehensive Income Attributable to Non- Controlling Interests	20,307	11,262
Comprehensive Income Attributable to PJT Partners Inc.	$32,099	$18,112

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended March 31, 2024
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interests	Total
Balance at December 31, 2023	32,356,489	144	(8,171,050)	$324	$—	$619,702	$118,332	$(467)	$(493,222)	$616,495	$861,164
Net Income	—	—	—	—	—	—	32,623	—	—	20,749	53,372
Other Comprehensive Loss	—	—	—	—	—	—	—	(524)	—	(442)	(966)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,227)	—	—	—	(6,227)
Equity-Based Compensation	—	—	—	—	—	66,313	—	—	—	6,505	72,818
Net Share Settlement	—	—	—	—	—	(26,953)	—	—	—	—	(26,953)
Deliveries of Vested Shares of Class A Common Stock	1,284,841	—	—	12	—	(12)	—	—	—	—	—
Change in Ownership Interest	—	(8)	—	—	—	(28,715)	—	—	—	10,279	(18,436)
Treasury Stock Purchases	—	—	(1,079,578)	—	—	—	—	—	(106,581)	—	(106,581)
Balance at March 31, 2024	33,641,330	136	(9,250,628)	$336	$—	$630,335	$144,728	$(991)	$(599,803)	$653,586	$828,191

	Three Months Ended March 31, 2023
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interests	Total
Balance at December 31, 2022	31,062,575	158	(6,583,289)	$310	$—	$502,585	$60,969	$(2,274)	$(376,484)	$574,452	$759,558
Net Income	—	—	—	—	—	—	17,336	—	—	10,650	27,986
Other Comprehensive Income	—	—	—	—	—	—	—	776	—	612	1,388
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,229)	—	—	—	(6,229)
Equity-Based Compensation	—	—	—	—	—	44,076	—	—	—	4,720	48,796
Net Share Settlement	—	—	—	—	—	(16,339)	—	—	—	—	(16,339)
Deliveries of Vested Shares of Class A Common Stock	1,176,026	—	—	12	—	(12)	—	—	—	—	—
Change in Ownership Interest	—	1		—	—	724	—	—	—	(11,555)	(10,831)
Treasury Stock Purchases	—	—	(855,118)	—	—	—	—	—	(66,180)	—	(66,180)
Balance at March 31, 2023	32,238,601	159	(7,438,407)	$322	$—	$531,034	$72,076	$(1,498)	$(442,664)	$578,879	$738,149

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net Income	$53,372	$27,986
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity-Based Compensation Expense	72,818	48,796
Depreciation and Amortization Expense	3,498	3,443
Amortization of Operating Lease Right-of-Use Assets	3,941	5,667
Provision for Credit Losses	1,981	453
Other	857	231
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(64,034)	(1,610)
Other Assets	(10,565)	(35,540)
Accrued Compensation and Benefits	(95,842)	(66,609)
Accounts Payable, Accrued Expenses and Other Liabilities	(1,509)	(5,956)
Taxes Payable	(1,359)	255
Deferred Revenue	(1,937)	(105)
Net Cash Used in Operating Activities	(38,779)	(22,989)
Investing Activities
Purchases of Investments	(20,000)	(4,996)
Proceeds from Sales and Maturities of Investments	80,221	49,801
Purchases of Furniture, Equipment and Leasehold Improvements	(439)	(2,146)
Net Cash Provided by Investing Activities	59,782	42,659
Financing Activities
Dividends	(6,227)	(6,229)
Proceeds from Revolving Credit Facility	—	15,000
Payments on Revolving Credit Facility	—	(15,000)
Employee Taxes Paid for Shares Withheld	(26,953)	(16,339)
Cash-Settled Exchanges of Partnership Units	(18,743)	(10,737)
Treasury Stock Purchases	(106,429)	(66,180)
Net Cash Used in Financing Activities	(158,352)	(99,485)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,669)	121
Net Decrease in Cash and Cash Equivalents	(140,018)	(79,694)
Cash and Cash Equivalents, Beginning of Period	355,543	173,235
Cash and Cash Equivalents, End of Period	$215,525	$93,541
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$2,217	$675

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2024, the non-controlling interest of PJT Partners Holdings LP was 38.7%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS and PJT Partners Japan K.K.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Intercompany transactions have been eliminated for all periods presented.

For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are maintained in U.S. and non-U.S. bank accounts and are held at six financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $9.1 million and $9.2 million as of March 31, 2024 and December 31, 2023, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Income Taxes

The Organization for Economic Co-operation and Development ("OECD") Pillar Two Model Rules ("Pillar Two") set forth for a global 15% minimum tax on the income arising in each jurisdiction in which the Company operates. Many such jurisdictions have implemented or are in the process of implementing Pillar Two and it is expected to be applicable for annual periods beginning on or after December 31, 2023. The Company is continuing to assess the impact of Pillar Two and does not expect it to have a material impact on the Company’s 2024 condensed consolidated financial statements.

Recent Accounting Developments

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance on improvements to reportable segment disclosures. The guidance primarily requires enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its condensed consolidated financial statements.

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

In March 2024, the FASB issued guidance which clarifies appropriate accounting for profits interest and similar awards. The guidance is effective for annual and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its condensed consolidated financial statements.

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Advisory Fees	$288,681	$168,090
Placement Fees	34,489	27,585
Interest Income from Placement Fees and Other	3,915	4,270
Revenues from Contracts with Customers	$327,085	$199,945

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of March 31, 2024, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $46.4 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $6.9 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of corporate and fund placement services. The majority of revenues recognized by the Company during the three months ended March 31, 2024 and 2023 were predominantly related to performance obligations that were partially satisfied in prior periods.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contract Balances

There were no significant impairments related to contract balances during the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, $5.7 million and $7.4 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. The Company recorded $2.1 million and $2.0 million as of March 31, 2024 and December 31, 2023, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Three Months Ended March 31,
	2024	2023
Beginning Balance	$2,391	$1,945
Provision for Credit Losses	1,981	453
Write-offs	(1,155)	(145)
Ending Balance	$3,217	$2,253

Included in Accounts Receivable, Net is accrued interest of $3.9 million and $3.4 million as of March 31, 2024 and December 31, 2023, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $84.0 million and $84.4 million as of March 31, 2024 and December 31, 2023, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $4.5 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $1.0 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively.

5.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2024	December 31, 2023
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(50,401)	(49,314)
Trade Name	(8,945)	(8,802)
Total Accumulated Amortization	(59,346)	(58,116)
Intangible Assets, Net	$11,730	$12,960

Amortization expense was $1.2 million for each of the three months ended March 31, 2024 and 2023.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amortization of Intangible Assets held at March 31, 2024 is expected to be $3.7 million for the remainder of the year ending December 31, 2024; $4.8 million the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31, 2024	December 31, 2023
Leasehold Improvements	$56,517	$56,456
Furniture and Fixtures	17,224	17,027
Office Equipment	6,510	6,467
Total Furniture, Equipment and Leasehold Improvements	80,251	79,950
Accumulated Depreciation	(56,245)	(54,049)
Furniture, Equipment and Leasehold Improvements, Net	$24,006	$25,901

Depreciation expense was $2.3 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	March 31, 2024
	Level I	Level II	Level III	Total
Treasury Securities	$—	$20,071	$—	$20,071

	December 31, 2023
	Level I	Level II	Level III	Total
Treasury Securities	$—	$183,514	$—	$183,514

Investments in Treasury securities were included in Investments at March 31, 2024 and in both Cash and Cash Equivalents and Investments at December 31, 2023 in the Condensed Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended March 31,
	2024	2023
Income Before Provision for Taxes	$53,903	$29,193
Provision for Taxes	$531	$1,207
Effective Income Tax Rate	1.0%	4.1%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2024 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

The Company had no unrecognized tax benefits as of March 31, 2024.

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

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2024 and 2023 is presented below:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$32,623	$17,336
Incremental Net Income from Dilutive Securities	1,765	574
Net Income Attributable to Shares of Class A Common Stock — Diluted	$34,388	$17,910
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,690,530	25,231,815
Weighted-Average Number of Incremental Shares from Unvested RSUs	2,477,974	1,686,696
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	28,168,504	26,918,511
Net Income Per Share of Class A Common Stock
Basic	$1.27	$0.69
Diluted	$1.22	$0.67

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 41,259,144 for the three months ended March 31, 2024, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended March 31, 2024 and 2023, there were 15,568,614 and 14,765,765 weighted-average Partnership Units, respectively, that were anti-dilutive.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended March 31, 2024, the Company repurchased 1.1 million shares of the Company’s Class A common stock at an average price per share of $98.55, or $106.4 million in aggregate, pursuant to the share repurchase program. As of March 31, 2024, the Company’s remaining repurchase authorization was $406.3 million.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

10.
EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 10. “Equity-Based and Other Deferred Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table represents equity-based compensation expense and the related income tax benefit for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Equity-Based Compensation Expense	$72,818	$48,796
Income Tax Benefit	$9,877	$6,703

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the three months ended March 31, 2024:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	5,362,277	$73.23
Granted	1,998,268	98.96
Dividends Reinvested on RSUs	(34,411)	73.75
Forfeited	(68,763)	76.77
Vested	(1,210,854)	68.90
Balance, March 31, 2024	6,046,517	$82.56

As of March 31, 2024, there was $299.0 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.0 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the three months ended March 31, 2023 was $79.50.

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

Effective February 10, 2022, the Company granted RSU awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such RSU awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of Class A common stock achieving a volume-weighted average share price over any consecutive 20-day trading period (“20-day VWAP”) of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied. As of March 31, 2024, the Company achieved a 20-day VWAP in excess of $103, resulting in 55% of the awards satisfying the market conditions, of which 40% have also satisfied the service conditions.

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the three months ended March 31, 2024:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	1,419,798	$42.74
Forfeited	(62,521)	41.97
Vested	(180,955)	42.77
Balance, March 31, 2024	1,176,322	$42.78

As of March 31, 2024, there was $16.4 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.5 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate.

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the three months ended March 31, 2024:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	673,241	$75.43
Granted	12,567	93.76
Vested	(55,366)	67.29
Balance, March 31, 2024	630,442	$76.51

As of March 31, 2024, there was $38.2 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 2.4 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the three months ended March 31, 2023 was $74.57.

Partnership Unit Awards with Both Service and Market Conditions

Effective February 10, 2022, the Company granted Partnership Unit awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such Partnership Unit awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

VWAP of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied. As of March 31, 2024, the Company achieved a 20-day VWAP in excess of $103, resulting in 55% of the awards satisfying the market conditions, of which 40% have also satisfied the service conditions.

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the three months ended March 31, 2024:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	996,991	$39.10
Vested	(132,932)	39.10
Balance, March 31, 2024	864,059	$39.10

As of March 31, 2024, there was $11.1 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.5 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2024, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	6,800,155	1.9
Partnership Units	1,422,291	1.9
Total Equity-Based Awards	8,222,446	1.9

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $14.2 and $10.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $91.9 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.1 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.
LEASES

The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating Lease Cost	$9,331	$7,354
Variable Lease Cost	1,116	1,149
Sublease Income	(204)	(195)
Total Lease Cost	$10,243	$8,308

Supplemental information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$2,825	$6,280
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$—	$508

	Three Months Ended March 31,
	2024	2023
Weighted-Average Remaining Lease Term (in years)	15.3	6.7
Weighted-Average Discount Rate	6.8%	4.7%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of March 31, 2024:

Year Ending December 31,
2024 (April 1 through December 31)	$20,868
2025	25,815
2026	29,928
2027	30,854
2028	38,862
Thereafter	415,285
Total Lease Payments	561,612
Less: Tenant Improvement Allowances	17,161
Less: Imputed Interest	217,001
Total	$327,450

In December 2023, the Company entered into a lease amendment to its New York office lease. The amendment provides for the leasing of additional floor space. Such lease has not been included in Operating Lease Right-of-Use Assets and Operating Lease Liabilities as of March 31, 2024 on the Condensed Consolidated Statement of Financial Condition as the Company does not yet have the right to use the premises. Commencement is currently anticipated to occur in the first quarter of 2025 with a term that expires in 2041.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

12.
TRANSACTIONS WITH RELATED PARTIES

Exchange Agreement

The Company has entered into an exchange agreement, as amended, with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the Second Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, as amended, on a quarterly basis, to exchange all or part of their Partnership Units for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Further, pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units.

Further information regarding the exchange agreement is described in Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Certain holders of Partnership Units exchanged 0.2 million and 0.1 million Partnership Units, respectively, for cash in the amounts of $18.7 million and $10.7 million, respectively, for the three months ended March 31, 2024 and 2023, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

The Company intends to exchange 0.1 million Partnership Units for cash on May 9, 2024 at a price to be determined by the volume-weighted average price per share of the Company’s Class A common stock on May 6, 2024.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2024 and December 31, 2023, the Company had amounts due of $31.2 million and $29.7 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years. The rent, terms and conditions of the Sublease were consistent with those similar to subleases in the market as of the time the Sublease was entered, and the Company recognized $0.2 million of sublease income for each of the three months ended March 31, 2024 and 2023. Such amounts are recorded in Interest Income and Other in the Condensed Consolidated Statements of Operations.

Aircraft Lease

The Company makes available to its CEO and on occasion by exception, to other partners, including Company’s Named Executive Officers, personal use of a company leased aircraft when it is not being used for business purposes, for which the Company is reimbursed the full incremental costs associated with such use. Such amount is not material to the condensed consolidated financial statements.

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

As of March 31, 2024 and December 31, 2023, there were no borrowings outstanding under the revolving credit facility.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended and Restated Loan Agreement.

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

There were no material developments to the legal proceedings previously disclosed in Note 14. “Commitments and Contingencies—Contingencies, Litigation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.3 million as of each of March 31, 2024 and December 31, 2023. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of each of March 31, 2024 and December 31, 2023.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of March 31, 2024 and December 31, 2023, the Company had accrued $0.2 million and $0.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

14.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the U.S., United Kingdom, Hong Kong and Spain, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP had net capital of $108.3 million and $288.1 million as of March 31, 2024 and December 31, 2023, respectively, which exceeded the minimum net capital requirement by $106.9 million and $287.2 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of March 31, 2024 and December 31, 2023, PJT Partners (UK) Limited, PJT Partners (HK) Limited and PJT Partners Park Hill (Spain) A.V., S.A.U. were in compliance with local capital adequacy requirements.

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

	Three Months Ended March 31,
	2024	2023
Revenues
Domestic	$280,617	$166,815
International	48,776	33,173
Total	$329,393	$199,988

	March 31, 2024	December 31, 2023
Assets
Domestic	$1,127,283	$1,215,470
International	174,547	219,508
Total	$1,301,830	$1,434,978

16.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on June 20, 2024 to Class A common stockholders of record as of June 5, 2024.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides those described in Note 12. “Transactions with Related Parties—Exchange Agreement.”

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

For further information regarding our business, refer to “Part I. Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of some of the factors that can affect our performance.

Mergers and acquisitions (“M&A”) is a cyclical business that is impacted by macroeconomic conditions. There are several factors influencing global M&A activity in the intermediate term, including monetary policy, greater economic and geopolitical uncertainty and global growth. Worldwide M&A announced volumes during first quarter of 2024 were up 38% compared with first quarter of 2023. On an annualized basis, volume was up 10% compared with 20231. How these macroeconomic factors will impact the strength of strategic activity in the intermediate term is still uncertain. While we expect the markets to recover to historical relationships between M&A activity and broader market benchmarks, the pace of such recovery remains unclear.

Global restructuring activity remained strong throughout the first quarter of 2024 due to continued elevated levels of balance sheet restructurings and liability management transactions. A number of factors continue to drive restructuring activity, including higher interest rates, companies proactively managing debt maturities and structural issues facing many industries. Strong levels of restructuring activity continue to be driven by a mix of liability management as well as in-court restructuring assignments as companies, creditors and financial sponsors focus on comprehensive capital structure solutions. Activity in the first quarter of 2024 remained dispersed across a broad cross section of industries and geographies, further demonstrating a multi-year cycle of elevated restructuring activity.

Fund placement activity remained challenged given the global macroeconomic environment and supply of alternative investment opportunities in the market seeking capital. Additionally, limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high as a flight to quality persists. As it relates to private capital solutions, market volatility has increased resulting from sustained inflation, higher interest rates and geopolitical events. As a result, market sentiment has shifted away from highly concentrated portfolio structures in favor of diversification.

___________________________________________________________________________________________________________________________________________

1Source: LSEG Global Mergers & Acquisitions Review for First Quarter of 2024 as of March 31, 2024.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from contracts with clients to provide advisory and placement services. This revenue is primarily a function of the number of active engagements we have, the size of each of those engagements and the fees we charge for our services.

We provide a range of strategic advisory, shareholder advisory, capital markets advisory and restructuring and special situations services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our private capital solutions services include providing General Partner solutions and investing solutions to clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Our fund placement services primarily serve a diverse range of investment strategies, including private equity, alternative credit/hedge funds and real estate. We advise on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation including partnership terms and conditions most prevalent in the current environment. We also provide public and private placement fundraising services to our corporate clients and recognize placement and underwriting fees based on the successful completion of the transaction.

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

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Changes in this expense are driven by fluctuations in the number of employees, the composition of our workforce, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our restricted and unrestricted cash award and equity plans can also have a significant impact on this expense category and may vary from year to year. Certain awards are expensed over the requisite service period for partners and employees who are or will become retirement eligible prior to the stated vesting date. Over time, a greater number of partners and employees may become retirement eligible and the related requisite service period over which the expense is recognized will be shorter than the stated vesting period.

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

Non-Compensation Expense – Non-Compensation expenses are the other costs typical to operating our business, which generally consist of Occupancy and Related, Travel and Related, Professional Fees, Communications and Information Services, Depreciation and Amortization and Other Expenses. Further information regarding these expenses can be found in “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Organization for Economic Co-operation and Development ("OECD") Pillar Two Model Rules ("Pillar Two") set forth for a global 15% minimum tax on the income arising in each jurisdiction in which we operate. Many such jurisdictions have implemented or are in the process of implementing Pillar Two and it is expected to be applicable for annual periods beginning on or after December 31, 2023. We are continuing to assess the impact of Pillar Two and do not expect it to have a material impact on the Company’s 2024 condensed consolidated financial statements.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$288,681	$168,090	72%
Placement Fees	34,489	27,585	25%
Interest Income and Other	6,223	4,313	44%
Total Revenues	329,393	199,988	65%
Expenses
Compensation and Benefits	228,928	133,043	72%
Occupancy and Related	12,161	10,011	21%
Travel and Related	9,101	6,972	31%
Professional Fees	8,349	6,927	21%
Communications and Information Services	4,778	4,077	17%
Depreciation and Amortization	3,498	3,443	2%
Other Expenses	8,675	6,322	37%
Total Expenses	275,490	170,795	61%
Income Before Provision for Taxes	53,903	29,193	85%
Provision for Taxes	531	1,207	(56)%
Net Income	53,372	27,986	91%
Net Income Attributable to Non-Controlling Interests	20,749	10,650	95%
Net Income Attributable to PJT Partners Inc.	$32,623	$17,336	88%

Revenues

The following table provides revenue statistics for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Total Number of Clients	220	237
Total Number of Fees of at least $1 Million from Client Transactions	58	37

Total Revenues were $329.4 million for the three months ended March 31, 2024, an increase of $129.4 million compared with $200.0 million for the three months ended March 31, 2023. Advisory Fees were $288.7 million for the three months ended March 31, 2024, an increase of $120.6 million compared with $168.1 million for the three months ended March 31, 2023. The increase in Advisory Fees was due to significant increases in restructuring, strategic advisory and private capital solutions revenues. Placement Fees were $34.5 million for the three months ended March 31, 2024, an increase of $6.9 million compared with $27.6 million for the three months ended March 31, 2023. The increase in Placement Fees was due to an increase in fund placement revenues. Interest Income and Other revenues were $6.2 million for the three months ended March 31, 2024, an increase of $1.9 million compared with $4.3 million for the three months ended March 31, 2023. The increase in Interest Income and Other was principally due to higher interest income.

Expenses

Expenses were $275.5 million for the three months ended March 31, 2024, an increase of $104.7 million compared with $170.8 million for the three months ended March 31, 2023. The increase in expenses was principally attributable to increases in Compensation and Benefits, Other Expenses, Occupancy and Related and Travel and Related of $95.9 million, $2.4 million, $2.2 million and $2.1 million, respectively. The increase in Compensation and Benefits was driven by the combination of higher revenues and a higher accrual rate compared with the prior year. Other Expenses increased principally due to higher bad debt expense. Occupancy and Related increased principally due to the further expansion and lease term extension of our New York headquarters. Travel and Related increased due to increased levels of business travel.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended March 31, 2024 was $0.5 million, which represents an effective tax rate of 1.0% on pretax income of $53.9 million. The Company’s Provision for Taxes for the three months ended March 31, 2023 was $1.2 million, which represents an effective tax rate of 4.1% on pretax income of $29.2 million.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is calculated by multiplying the Income Before Provision for Taxes by the percentage allocation of the income between the holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) and holders of Class A common stock of PJT Partners Inc. after considering any contractual arrangements that govern the allocation of income.

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

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank (now part of JPMorgan Chase), as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). On February 7, 2023, the Renewal Agreement was further amended to extend the maturity date to October 1, 2024. Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of March 31, 2024 and December 31, 2023, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively. Additionally, as of March 31, 2024 and December 31, 2023, there were no borrowings outstanding under the revolving credit facility.

We evaluate our cash needs on a regular basis. As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $235.6 million and $436.9 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks or Treasury securities. Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of March 31, 2024 and December 31, 2023, total accounts receivable, net of allowance for credit losses, were $325.0 million and $263.5 million, respectively. As of March 31, 2024 and December 31, 2023, the allowance for credit losses was $3.2 million and $2.4 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $84.0 million and $84.4 million as of March 31, 2024 and December 31, 2023, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Certain holders of Partnership Units exchanged 0.2 million and 0.1 million Partnership Units, respectively, for cash in the amounts of $18.7 million and $10.7 million, respectively, for the three months ended March 31, 2024 and 2023, respectively.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended March 31, 2024, the Company repurchased 1.1 million shares of the Company’s Class A common stock at an average price per share of $98.55, or $106.4 million in aggregate, pursuant to the share repurchase program. As of March 31, 2024, the Company’s remaining repurchase authorization was $406.3 million.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have not been any material changes to our contractual obligations since December 31, 2023.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.3 million as of each of March 31, 2024 and December 31, 2023. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant.

In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2024 and December 31, 2023, the Company had amounts due of $31.2 million and $29.7 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Other

See Notes 8, 10, 11 and 13 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements and commitments, respectively.

Critical Accounting Estimates

A discussion of critical accounting estimates is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of March 31, 2024 and December 31, 2023, the allowance for credit losses was $3.2 million and $2.4 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the transaction currency and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Hong Kong dollar and the Japanese yen. For the three months ended March 31, 2024 and 2023, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a loss of $1.0 million and a gain of $1.4 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $0.8 million for each of the periods. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. Given the geopolitical uncertainty and the ongoing economic impact, elevated interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

Further disclosure regarding legal proceedings is provided in Note 13. “Commitments and Contingencies—Contingencies, Litigation” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the First Quarter of 2024

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
January 1 to January 31	105,000	$97.42	105,000	$46.8 million
February 1 to February 29	449,931	99.56	449,931	457.7 million
March 1 to March 31	524,647	97.92	524,647	406.3 million
Total	1,079,578	$98.55	1,079,578	$406.3 million

(a)
On February 6, 2024, the Company announced that the Board of Directors (the “Board”) authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of March 31, 2024, the Company’s remaining repurchase authorization was $406.3 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance during the first quarter of 2024 of LTIP Units in PJT Partners Holdings LP to certain personnel and the transfer of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued three corresponding shares of its Class B common stock, par value $0.01 per share, to these limited partners. The issuance of shares of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Date: May 3, 2024

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)