Form 10-Q
period 2024-06-30
PJT Partners Inc.
filed 2024-08-02
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 29, 2024, there were 23,794,120 shares of Class A common stock, par value $0.01 per share, and 134 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2024	December 31, 2023
Assets
Cash and Cash Equivalents	$164,203	$355,543
Investments (at fair value)	186,644	81,382
Accounts Receivable (net of allowance for credit losses of $3,571 and $2,391 at June 30, 2024 and December 31, 2023, respectively)	343,731	263,529
Intangible Assets, Net	10,500	12,960
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	22,746	25,901
Operating Lease Right-of-Use Assets	291,060	299,200
Other Assets	151,573	151,278
Deferred Tax Asset, Net	74,613	72,460
Total Assets	$1,417,795	$1,434,978
Liabilities and Equity
Accrued Compensation and Benefits	$169,556	$174,402
Accounts Payable, Accrued Expenses and Other Liabilities	26,278	22,302
Operating Lease Liabilities	325,993	330,600
Amount Due Pursuant to Tax Receivable Agreement	30,851	29,672
Taxes Payable	5,566	6,573
Deferred Revenue	11,781	10,265
Total Liabilities	570,025	573,814
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 33,685,178 and 32,356,489 issued at June 30, 2024 and December 31, 2023, respectively; 23,849,303 and 24,185,439 outstanding at June 30, 2024 and December 31, 2023, respectively)	337	324
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 134 issued and outstanding at June 30, 2024; 144 issued and outstanding at December 31, 2023)	—	—
Additional Paid-In Capital	623,308	619,702
Retained Earnings	167,060	118,332
Accumulated Other Comprehensive Loss	(996)	(467)
Treasury Stock at Cost (9,835,875 and 8,171,050 shares at June 30, 2024 and December 31, 2023, respectively)	(655,912)	(493,222)
Total PJT Partners Inc. Equity	133,797	244,669
Non-Controlling Interests	713,973	616,495
Total Equity	847,770	861,164
Total Liabilities and Equity	$1,417,795	$1,434,978

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Advisory Fees	$307,082	$323,794	$595,763	$491,884
Placement Fees	46,873	20,028	81,362	47,613
Interest Income and Other	6,226	2,455	12,449	6,768
Total Revenues	360,181	346,277	689,574	546,265
Expenses
Compensation and Benefits	250,326	246,614	479,254	379,657
Occupancy and Related	12,107	9,920	24,268	19,931
Travel and Related	9,055	8,314	18,156	15,286
Professional Fees	8,780	11,454	17,129	18,381
Communications and Information Services	5,296	3,761	10,074	7,838
Depreciation and Amortization	3,112	3,597	6,610	7,040
Other Expenses	7,106	8,448	15,781	14,770
Total Expenses	295,782	292,108	571,272	462,903
Income Before Provision for Taxes	64,399	54,169	118,302	83,362
Provision for Taxes	11,368	13,117	11,899	14,324
Net Income	53,031	41,052	106,403	69,038
Net Income Attributable to Non-Controlling Interests	24,715	18,911	45,464	29,561
Net Income Attributable to PJT Partners Inc.	$28,316	$22,141	$60,939	$39,477
Net Income Per Share of Class A Common Stock
Basic	$1.12	$0.88	$2.39	$1.56
Diluted	$1.06	$0.86	$2.29	$1.53
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,376,186	25,238,144	25,533,358	25,234,983
Diluted	43,091,718	26,333,261	43,427,605	26,625,890

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$53,031	$41,052	$106,403	$69,038
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(9)	1,677	(975)	3,065
Comprehensive Income	53,022	42,729	105,428	72,103
Less:
Comprehensive Income Attributable to Non- Controlling Interests	24,711	19,652	45,018	30,914
Comprehensive Income Attributable to PJT Partners Inc.	$28,311	$23,077	$60,410	$41,189

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended June 30, 2024
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interests	Total
Balance at March 31, 2024	33,641,330	136	(9,250,628)	$336	$—	$630,335	$144,728	$(991)	$(599,803)	$653,586	$828,191
Net Income	—	—	—	—	—	—	28,316	—	—	24,715	53,031
Other Comprehensive Loss	—	—	—	—	—	—	—	(5)	—	(4)	(9)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(5,984)	—	—	—	(5,984)
Tax Distributions	—	—	—	—	—	—	—	—	—	(5,387)	(5,387)
Equity-Based Compensation	—	—	—	—	—	40,542	—	—	—	5,885	46,427
Net Share Settlement	—	—	—	—	—	(888)	—	—	—	—	(888)
Deliveries of Vested Shares of Class A Common Stock	43,848	—	—	1	—	(1)	—	—	—	—	—
Change in Ownership Interest	—	(2)	—	—	—	(46,680)	—	—	—	35,178	(11,502)
Treasury Stock Purchases	—	—	(585,247)	—	—	—	—	—	(56,109)	—	(56,109)
Balance at June 30, 2024	33,685,178	134	(9,835,875)	$337	$—	$623,308	$167,060	$(996)	$(655,912)	$713,973	$847,770

	Six Months Ended June 30, 2024
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interests	Total
Balance at December 31, 2023	32,356,489	144	(8,171,050)	$324	$—	$619,702	$118,332	$(467)	$(493,222)	$616,495	$861,164
Net Income	—	—	—	—	—	—	60,939	—	—	45,464	106,403
Other Comprehensive Loss	—	—	—	—	—	—	—	(529)	—	(446)	(975)
Dividends Declared ($0.50 Per Share of Class A Common Stock)	—	—	—	—	—	—	(12,211)	—	—	—	(12,211)
Tax Distributions	—	—	—	—	—	—	—	—	—	(5,387)	(5,387)
Equity-Based Compensation	—	—	—	—	—	106,855	—	—	—	12,390	119,245
Net Share Settlement	—	—	—	—	—	(27,841)	—	—	—	—	(27,841)
Deliveries of Vested Shares of Class A Common Stock	1,328,689	—	—	13	—	(13)	—	—	—	—	—
Change in Ownership Interest	—	(10)	—	—	—	(75,395)	—	—	—	45,457	(29,938)
Treasury Stock Purchases	—	—	(1,664,825)	—	—	—	—	—	(162,690)	—	(162,690)
Balance at June 30, 2024	33,685,178	134	(9,835,875)	$337	$—	$623,308	$167,060	$(996)	$(655,912)	$713,973	$847,770

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

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net Income	$106,403	$69,038
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	119,245	97,996
Depreciation and Amortization Expense	6,610	7,040
Amortization of Operating Lease Right-of-Use Assets	7,899	11,871
Provision for Credit Losses	4,627	2,574
Other	651	791
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(86,137)	(16,560)
Other Assets	705	(28,976)
Accrued Compensation and Benefits	(5,375)	38,294
Accounts Payable, Accrued Expenses and Other Liabilities	(420)	(13,021)
Taxes Payable	(965)	335
Deferred Revenue	1,532	(1,767)
Net Cash Provided by Operating Activities	154,775	167,615
Investing Activities
Purchases of Investments	(185,460)	(78,845)
Proceeds from Sales and Maturities of Investments	80,221	54,797
Purchases of Furniture, Equipment and Leasehold Improvements	(955)	(2,874)
Net Cash Used in Investing Activities	(106,194)	(26,922)
Financing Activities
Dividends	(12,211)	(12,297)
Tax Distributions	(5,387)	(12,149)
Proceeds from Revolving Credit Facility	—	15,000
Payments on Revolving Credit Facility	—	(15,000)
Employee Taxes Paid for Shares Withheld	(27,841)	(16,514)
Cash-Settled Exchanges of Partnership Units	(30,282)	(19,443)
Treasury Stock Purchases	(162,538)	(104,068)
Payments Pursuant to Tax Receivable Agreement	(509)	(29)
Net Cash Used in Financing Activities	(238,768)	(164,500)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,153)	2,068
Net Decrease in Cash and Cash Equivalents	(191,340)	(21,739)
Cash and Cash Equivalents, Beginning of Period	355,543	173,235
Cash and Cash Equivalents, End of Period	$164,203	$151,496
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$3,181	$4,569
Payments for Interest	$—	$20

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2024, the non-controlling interest of PJT Partners Holdings LP was 39.2%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS and PJT Partners Japan K.K.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are maintained in U.S. and non-U.S. bank accounts and are held at six financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $10.8 million and $9.2 million as of June 30, 2024 and December 31, 2023, respectively.

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

In March 2024, the FASB issued guidance that clarifies appropriate accounting for profits interest and similar awards. The guidance is effective for annual and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its condensed consolidated financial statements.

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advisory Fees	$307,082	$323,794	$595,763	$491,884
Placement Fees	46,873	20,028	81,362	47,613
Interest Income from Placement Fees and Other	4,126	3,952	8,041	8,222
Revenues from Contracts with Customers	$358,081	$347,774	$685,166	$547,719

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of June 30, 2024, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $41.6 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $9.3 million and $16.6 million for the three and six months ended June 30, 2024, respectively, and $6.8 million and $10.4 million for the three and six months ended June 30, 2023, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of corporate and fund placement services. The majority of revenues recognized by the Company during the three and six months ended June 30, 2024 and 2023 were predominantly related to performance obligations that were partially satisfied in prior periods.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contract Balances

There were no significant impairments related to contract balances during the three and six months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024 and 2023, $9.1 million and $10.4 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. The Company recorded $2.0 million as of each June 30, 2024 and December 31, 2023 in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning Balance	$3,217	$2,253	$2,391	$1,945
Provision for Credit Losses	2,646	2,121	4,627	2,574
Write-offs	(2,542)	(1,397)	(3,697)	(1,542)
Recoveries	250	—	250	—
Ending Balance	$3,571	$2,977	$3,571	$2,977

Included in Accounts Receivable, Net is accrued interest of $3.6 million and $3.4 million as of June 30, 2024 and December 31, 2023, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $89.6 million and $84.4 million as of June 30, 2024 and December 31, 2023, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $2.0 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $1.2 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively.

5.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2024	December 31, 2023
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(51,489)	(49,314)
Trade Name	(9,087)	(8,802)
Total Accumulated Amortization	(60,576)	(58,116)
Intangible Assets, Net	$10,500	$12,960

Amortization expense was $1.2 million and $2.5 million for each of the three and six months ended June 30, 2024 and 2023, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amortization of Intangible Assets held at June 30, 2024 is expected to be $2.5 million for the remainder of the year ending December 31, 2024; $4.8 million the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30, 2024	December 31, 2023
Leasehold Improvements	$56,637	$56,456
Furniture and Fixtures	17,231	17,027
Office Equipment	7,025	6,467
Total Furniture, Equipment and Leasehold Improvements	80,893	79,950
Accumulated Depreciation	(58,147)	(54,049)
Furniture, Equipment and Leasehold Improvements, Net	$22,746	$25,901

Depreciation expense was $1.9 million and $4.2 million for the three and six months ended June 30, 2024, respectively, and $2.4 million and $4.6 million for the three and six months ended June 30, 2023, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	June 30, 2024
	Level I	Level II	Level III	Total
Treasury Securities	$—	$192,997	$—	$192,997

	December 31, 2023
	Level I	Level II	Level III	Total
Treasury Securities	$—	$183,514	$—	$183,514

Investments in Treasury securities were included in both Cash and Cash Equivalents and Investments at June 30, 2024 and December 31, 2023 in the Condensed Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income Before Provision for Taxes	$64,399	$54,169	$118,302	$83,362
Provision for Taxes	$11,368	$13,117	$11,899	$14,324
Effective Income Tax Rate	17.7%	24.2%	10.1%	17.2%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2024 primarily due to partnership income not being subject to U.S. corporate income taxes and permanent differences related to compensation.

The Company had no unrecognized tax benefits as of June 30, 2024.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and six months ended June 30, 2024 and 2023 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$28,316	$22,141	$60,939	$39,477
Incremental Net Income from Dilutive Securities	17,553	533	38,447	1,145
Net Income Attributable to Shares of Class A Common Stock — Diluted	$45,869	$22,674	$99,386	$40,622
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,376,186	25,238,144	25,533,358	25,234,983
Weighted-Average Number of Incremental Shares from Unvested RSUs	2,191,919	1,095,117	2,334,946	1,390,907
Weighted-Average Number of Incremental Shares from Partnership Units	15,523,613	—	15,559,301	—
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	43,091,718	26,333,261	43,427,605	26,625,890
Net Income Per Share of Class A Common Stock
Basic	$1.12	$0.88	$2.39	$1.56
Diluted	$1.06	$0.86	$2.29	$1.53

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 40,899,799 and 41,092,659 for the three and six months ended June 30, 2024, respectively, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and six months ended June 30, 2024, there were no anti-dilutive securities. For the three and six months ended June 30, 2023, there were 14,630,864 and 14,697,942 weighted-average Partnership Units, respectively, that were anti-dilutive.

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

During the six months ended June 30, 2024, the Company repurchased 1.7 million shares of the Company’s Class A common stock at an average price per share of $97.60, or $162.5 million in aggregate, pursuant to the share repurchase program. As of June 30, 2024, the Company’s remaining repurchase authorization was $350.2 million.

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

The following table represents equity-based compensation expense and the related income tax benefit for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity-Based Compensation Expense	$46,427	$49,200	$119,245	$97,996
Income Tax Benefit	$5,984	$6,855	$15,861	$13,558

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the six months ended June 30, 2024:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	5,362,277	$73.23
Granted	2,031,590	98.90
Dividends Reinvested on RSUs	(20,672)	72.97
Forfeited	(86,049)	78.82
Vested	(1,219,983)	68.93
Balance, June 30, 2024	6,067,163	$82.61

As of June 30, 2024, there was $269.2 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.7 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the six months ended June 30, 2023 was $77.65.

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

Effective February 10, 2022, the Company granted RSU awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such RSU awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of Class A common stock achieving a volume-weighted average share price over any consecutive 20-day trading period (“20-day VWAP”) of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied. As of June 30, 2024, the Company had achieved a 20-day VWAP in excess of $107, resulting in 62% of the awards satisfying the market conditions, of which 40% have also satisfied the service conditions.

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the six months ended June 30, 2024:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	1,419,798	$42.74
Forfeited	(62,521)	41.97
Vested	(220,393)	42.71
Balance, June 30, 2024	1,136,884	$42.79

As of June 30, 2024, there was $13.2 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.3 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate.

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the six months ended June 30, 2024:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	673,241	$75.43
Granted	12,567	93.76
Vested	(55,366)	67.29
Balance, June 30, 2024	630,442	$76.51

As of June 30, 2024, there was $35.3 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 2.2 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the six months ended June 30, 2023 was $74.57.

Partnership Unit Awards with Both Service and Market Conditions

Effective February 10, 2022, the Company granted Partnership Unit awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such Partnership Unit awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied. As of June 30, 2024, the Company had achieved a 20-day VWAP in excess of $107, resulting in 62% of the awards satisfying the market conditions, of which 40% have also satisfied the service conditions.

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the six months ended June 30, 2024:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	996,991	$39.10
Vested	(162,473)	39.10
Balance, June 30, 2024	834,518	$39.10

As of June 30, 2024, there was $9.0 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.3 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2024, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	6,842,797	1.6
Partnership Units	1,406,632	1.7
Total Equity-Based Awards	8,249,429	1.6

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $13.7 million and $27.9 million for the three and six months ended June 30, 2024, respectively, and $8.7 million and $19.0 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there was $78.4 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 2.1 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.
LEASES

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Lease Cost	$9,320	$7,344	$18,651	$14,698
Variable Lease Cost	949	1,084	2,065	2,233
Sublease Income	(199)	(194)	(403)	(389)
Total Lease Cost	$10,070	$8,234	$20,313	$16,542

Supplemental information related to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2024	2023
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$4,348	$12,949
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$—	$1,836

	June 30, 2024	December 31, 2023
Weighted-Average Remaining Lease Term (in years)	15.1	15.5
Weighted-Average Discount Rate	6.8%	6.8%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of June 30, 2024:

Year Ending December 31,
2024 (July 1 through December 31)	$13,983
2025	25,821
2026	29,938
2027	30,865
2028	38,873
Thereafter	415,296
Total Lease Payments	554,776
Less: Tenant Improvement Allowances	17,161
Less: Imputed Interest	211,622
Total	$325,993

In December 2023, the Company entered into a lease amendment to its New York office lease which provides for the leasing of additional floor space. The lease associated with this additional floor space has not been included in Operating Lease Right-of-Use Assets and Operating Lease Liabilities as of June 30, 2024 on the Condensed Consolidated Statement of Financial Condition as the Company does not yet have the right to use the premises. Commencement is currently anticipated to occur in the first quarter of 2025 with a term that expires in 2041.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

12.
TRANSACTIONS WITH RELATED PARTIES

Exchange Agreement

The Company has entered into an exchange agreement, as amended, with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the Third Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP (the “Partnership Agreement”), on a quarterly basis, to exchange all or part of their Partnership Units for cash or, at the Company’s election, for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Further, pursuant to the terms in the Partnership Agreement of PJT Partners Holdings LP, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units.

Further information regarding the exchange agreement is described in Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Certain holders of Partnership Units exchanged 0.3 million Partnership Units for cash in the amount of $30.3 million for the six months ended June 30, 2024 and 0.3 million Partnership Units for cash in the amount of $19.4 million for the six months ended June 30, 2023. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

The Company intends to exchange 103 thousand Partnership Units for cash on August 6, 2024 for an aggregate payment of $13.1 million. The price per Partnership Unit to be paid by the Company is $127.56, which is equal to the volume-weighted average price per share of the Company’s Class A common stock on August 1, 2024.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2024 and December 31, 2023, the Company had amounts due of $30.9 million and $29.7 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years. The rent, terms and conditions of the Sublease were consistent with those similar to subleases in the market as of the time the Sublease was entered, and the Company recognized $0.2 million and $0.4 million of sublease income for each of the three and six months ended June 30, 2024 and 2023. Such amounts are recorded in Interest Income and Other in the Condensed Consolidated Statements of Operations.

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

As of June 30, 2024 and December 31, 2023, there were no borrowings outstanding under the revolving credit facility.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended and Restated Loan Agreement.

On July 29, 2024, PJT Partners Holdings LP, as borrower, entered into a new syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement, which replaces the Borrower's existing Amended and Restated Loan Agreement in its entirety, provides for a revolving credit facility with aggregate principal amount of up to $100 million. Outstanding borrowings under the revolving credit facility bear interest of Secured Overnight Financing Rate plus 1.85% per annum. In connection with the closing of the Credit Agreement, the Borrower paid certain closing costs and fees. In addition, the Borrower will also pay a commitment fee on the unused portion of the revolving credit facility of 0.25% per annum, payable quarterly in arrears. The revolving credit facility will mature and the commitments thereunder will terminate on July 29, 2026, subject to extension by agreement of the Borrower and Administrative Agent.

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

In connection with these matters, the Company has incurred and may continue to incur legal expenses, which are expensed as incurred and presented net of any insurance reimbursements. These expenses are recorded in Professional Fees and Other Expenses in the Condensed Consolidated Statements of Operations.

There were no material developments to the legal proceedings previously disclosed in Note 14. “Commitments and Contingencies—Contingencies, Litigation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.2 million and $2.3 million as of June 30, 2024 and December 31, 2023, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of each of June 30, 2024 and December 31, 2023.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of June 30, 2024 and December 31, 2023, the Company had accrued $0.3 million and $0.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

14.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the U.S., United Kingdom, Hong Kong, Spain and Japan which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP had net capital of $228.1 million and $288.1 million as of June 30, 2024 and December 31, 2023, respectively, which exceeded the minimum net capital requirement by $226.8 million and $287.2 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

On April 1, 2024, PJT Partners Japan K.K. became a Type II financial instruments firm registered with Kanto Local Finance Bureau and regulated by the Japan Financial Service Agency and is required to maintain minimum capital of ¥10 million Yen. As of June 30, 2024, PJT Partners Japan K.K. was in compliance with local capital adequacy requirements.

As of June 30, 2024 and December 31, 2023, PJT Partners (UK) Limited, PJT Partners (HK) Limited and PJT Partners Park Hill (Spain) A.V., S.A.U. were in compliance with local capital adequacy requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Domestic	$330,130	$279,628	$610,747	$446,443
International	30,051	66,649	78,827	99,822
Total	$360,181	$346,277	$689,574	$546,265

	June 30, 2024	December 31, 2023
Assets
Domestic	$1,235,245	$1,215,470
International	182,550	219,508
Total	$1,417,795	$1,434,978

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

16.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on September 18, 2024 to Class A common stockholders of record as of September 4, 2024.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides those described in Note 12. “Transactions with Related Parties—Exchange Agreement” and Note 13. “Commitments and Contingencies—Commitments, Line of Credit”.

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

Mergers and acquisitions (“M&A”) is a cyclical business that is impacted by macroeconomic conditions. There are several factors influencing global M&A activity in the intermediate term, including monetary policy, greater economic and geopolitical uncertainty and global growth. Worldwide M&A announced volumes during first half of 2024 were up 18% compared with first half of 2023. On an annualized basis, volume was up 6% compared with 2023.1 How these macroeconomic factors will impact the strength of strategic activity in the intermediate term is still uncertain. While we expect the markets to recover to historical relationships between M&A activity and broader market benchmarks, the pace of such recovery remains unclear.

Global restructuring activity remained strong throughout the second quarter of 2024 due to continued elevated levels of liability management and more traditional balance sheet restructurings. A number of factors continue to drive restructuring activity, including elevated interest rates, companies proactively managing debt maturities and structural issues facing many industries. Activity in the second quarter of 2024 continued to remain dispersed across companies, creditors and financial sponsors as well as a broad cross section of industries and geographies, demonstrating a continued multi-year trend of elevated restructuring activity.

Fund placement activity, although increased from a year ago levels, remained challenged given the global macroeconomic environment and supply of alternative investment opportunities in the market seeking capital. Additionally, limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high as a flight to quality persists. As it relates to private capital solutions, investors need for liquidity continues to be a driver for increased market volumes, and, absent any unexpected macroeconomic headwinds, these favorable conditions should persist.

___________________________________________________________________________________________________________________________________________

1Source: LSEG Global Mergers & Acquisitions Review for First Half of 2024 as of June 30, 2024.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$307,082	$323,794	(5)%	$595,763	$491,884	21%
Placement Fees	46,873	20,028	134%	81,362	47,613	71%
Interest Income and Other	6,226	2,455	154%	12,449	6,768	84%
Total Revenues	360,181	346,277	4%	689,574	546,265	26%
Expenses
Compensation and Benefits	250,326	246,614	2%	479,254	379,657	26%
Occupancy and Related	12,107	9,920	22%	24,268	19,931	22%
Travel and Related	9,055	8,314	9%	18,156	15,286	19%
Professional Fees	8,780	11,454	(23)%	17,129	18,381	(7)%
Communications and Information Services	5,296	3,761	41%	10,074	7,838	29%
Depreciation and Amortization	3,112	3,597	(13)%	6,610	7,040	(6)%
Other Expenses	7,106	8,448	(16)%	15,781	14,770	7%
Total Expenses	295,782	292,108	1%	571,272	462,903	23%
Income Before Provision for Taxes	64,399	54,169	19%	118,302	83,362	42%
Provision for Taxes	11,368	13,117	(13)%	11,899	14,324	(17)%
Net Income	53,031	41,052	29%	106,403	69,038	54%
Net Income Attributable to Non-Controlling Interests	24,715	18,911	31%	45,464	29,561	54%
Net Income Attributable to PJT Partners Inc.	$28,316	$22,141	28%	$60,939	$39,477	54%

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Number of Clients	236	226	293	282
Total Number of Fees of at least $1 Million from Client Transactions	70	52	128	104

Total Revenues were $360.2 million for the three months ended June 30, 2024, an increase of $13.9 million compared with $346.3 million for the three months ended June 30, 2023. Advisory Fees were $307.1 million for the three months ended June 30, 2024, a decrease of $16.7 million compared with $323.8 million for the three months ended June 30, 2023. The decrease in Advisory Fees was due to a decrease in restructuring revenues partially offset by an increase in strategic advisory revenues. Placement Fees were $46.9 million for the three months ended June 30, 2024, an increase of $26.8 million compared with $20.0 million for the three months ended June 30, 2023. The increase in Placement Fees was due to a significant increase in fund placement revenues. Interest Income and Other was $6.2 million for the three months ended June 30, 2024, an increase of $3.8 million compared with $2.5 million for the three months ended June 30, 2023. The increase in Interest Income and Other was principally due to higher interest income.

Total Revenues were $689.6 million for the six months ended June 30, 2024, an increase of $143.3 million compared with $546.3 million for the six months ended June 30, 2023. Advisory Fees were $595.8 million for the six months ended June 30, 2024, an increase of $103.9 million compared with $491.9 million for the six months ended June 30, 2023. The increase in Advisory Fees was due to increases in restructuring, strategic advisory and private capital solutions revenues. Placement Fees were $81.4 million for the six months ended June 30, 2024, an increase of $33.7 million compared with $47.6 million for the six months ended June 30, 2023. The increase in Placement Fees was due to a significant increase in fund placement revenues. Interest Income and Other was $12.4 million for the six months ended June 30, 2024, an increase of $5.7 million compared with $6.8 million for the six months ended June 30, 2023. The increase in Interest Income and Other was principally due to higher interest income.

Expenses

Expenses were $295.8 million for the three months ended June 30, 2024, an increase of $3.7 million compared with $292.1 million for the three months ended June 30, 2023. The increase in expenses was due to increases in Compensation and Benefits, Occupancy and Related, and Communication and Information Services of $3.7 million, $2.2 million and $1.5 million, respectively, which were offset by decreases in Professional Fees and Other Expenses of $2.7 million and $1.3 million, respectively. Compensation and Benefits increased reflecting higher revenues and a lower compensation accrual rate. Occupancy and Related increased principally due to the expansion and lease term extension of our New York headquarters in the fourth quarter of 2023. Communications and Information Services increased principally due to investments in technology infrastructure. Professional Fees decreased due to lower consulting expenses relating to the firm's business activities. Other Expenses decreased principally due to insurance reimbursements, which were partially offset by increases in market data and higher bad debt expense.

Expenses were $571.3 million for the six months ended June 30, 2024, an increase of $108.4 million compared with $462.9 million for the six months ended June 30, 2023. The increase in expenses was principally due to increases in Compensation and Benefits, Occupancy and Related, Travel and Related, and Communications and Information Services of $99.6 million, $4.3 million, $2.9 million and $2.2 million, respectively, partially offset by a decrease in Professional Fees of $1.3 million. Compensation and Benefits increased reflecting higher revenues compared with the prior year. Occupancy and Related increased principally due to the expansion and lease term extension of our New York headquarters in the fourth quarter of 2023. Travel and Related increased due to increased levels of business travel. Communications and Information Services increased principally due to investments in technology infrastructure. Professional Fees decreased due to lower consulting expenses relating to the firm's business activities.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended June 30, 2024 was $11.4 million, which represents an effective tax rate of 17.7% on pretax income of $64.4 million. The Company’s Provision for Taxes for the three months ended June 30, 2023 was $13.1 million, which represents an effective tax rate of 24.2% on pretax income of $54.2 million.

The Company’s Provision for Taxes for the six months ended June 30, 2024 was $11.9 million, which represents an effective tax rate of 10.1% on pretax income of $118.3 million. The Company’s Provision for Taxes for the six months ended June 30, 2023 was $14.3 million, which represents an effective tax rate of 17.2% on pretax income of $83.4 million.

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

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank (now part of JPMorgan Chase), as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). On February 7, 2023, the Renewal Agreement was further amended to extend the maturity date to October 1, 2024. Further information regarding the Renewal Agreement and Amended and Restated Loan Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of June 30, 2024 and December 31, 2023, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement, respectively. Additionally, as of June 30, 2024 and December 31, 2023, there were no borrowings outstanding under the revolving credit facility.

On July 29, 2024, PJT Partners Holdings LP, as borrower, entered into a new syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement, which replaces the Borrower's existing Amended and Restated Loan Agreement in its entirety, provides for a revolving credit facility with aggregate principal amount of up to $100 million. Outstanding borrowings under the revolving credit facility bear interest of Secured Overnight Financing Rate plus 1.85% per annum. In connection with the closing of the Credit Agreement, the Borrower paid certain closing costs and fees. In addition, the Borrower will also pay a commitment fee on the unused portion of the revolving credit facility of 0.25% per annum, payable quarterly in arrears. The revolving credit facility will mature and the commitments thereunder will terminate on July 29, 2026, subject to extension by agreement of the Borrower and Administrative Agent.

We evaluate our cash needs on a regular basis. As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $350.8 million and $436.9 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks or Treasury securities. Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of June 30, 2024 and December 31, 2023, total accounts receivable, net of allowance for credit losses, were $343.7 million and $263.5 million, respectively. As of June 30, 2024 and December 31, 2023, the allowance for credit losses was $3.6 million and $2.4 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $89.6 million and $84.4 million as of June 30, 2024 and December 31, 2023, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Certain holders of Partnership Units exchanged 0.3 million Partnership Units for cash in the amount of $30.3 million for the six months ended June 30, 2024 and 0.3 million Partnership Units for cash in the amount of $19.4 million for the six months ended June 30, 2023.

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

During the six months ended June 30, 2024, the Company repurchased 1.7 million shares of the Company’s Class A common stock at an average price per share of $97.60, or $162.5 million in aggregate, pursuant to the share repurchase program. As of June 30, 2024, the Company’s remaining repurchase authorization was $350.2 million.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.2 million and $2.3 million as of June 30, 2024 and December 31, 2023, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2024 and December 31, 2023, the Company had amounts due of $30.9 million and $29.7 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

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

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of June 30, 2024 and December 31, 2023, the allowance for credit losses was $3.6 million and $2.4 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the transaction currency and the U.S. dollar, the currency in which our financial statements are denominated. The principal

non-U.S. dollar currencies include the pound sterling, the euro, the Hong Kong dollar and the Japanese yen. For the six months ended June 30, 2024 and 2023, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a loss of $1.0 million and a gain of $3.1 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $1.6 million and $2.7 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. Given the geopolitical uncertainty and the ongoing economic impact, elevated interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Second Quarter of 2024

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
April 1 to April 30	421,128	$93.88	421,128	$366.8 million
May 1 to May 31	107,119	98.55	107,119	356.2 million
June 1 to June 30	57,000	105.24	57,000	350.2 million
Total	585,247	$95.84	585,247	$350.2 million

(a)
On February 6, 2024, the Company announced that the Board of Directors (the “Board”) authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of June 30, 2024, the Company’s remaining repurchase authorization was $350.2 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

There were no unregistered sales/issuances of equity securities during the second quarter of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

10.1	Third Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of April 25, 2024.

10.2	Credit Agreement, by and among PJT Partners Holdings LP and Bank of America, N.A., as the administrative agent and L/C issuer, the lenders party thereto, dated as of July 29, 2024.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 2, 2024

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)