Form 10-Q
period 2024-09-30
PJT Partners Inc.
filed 2024-10-31
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of October 28, 2024, there were 23,701,945 shares of Class A common stock, par value $0.01 per share, and 132 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2024	December 31, 2023
Assets
Cash and Cash Equivalents	$148,836	$355,543
Investments (at fair value)	328,206	81,382
Accounts Receivable (net of allowance for credit losses of $4,020 and $2,391 at September 30, 2024 and December 31, 2023, respectively)	343,572	263,529
Intangible Assets, Net	9,270	12,960
Goodwill	172,725	172,725
Furniture, Equipment and Leasehold Improvements, Net	23,263	25,901
Operating Lease Right-of-Use Assets	313,857	299,200
Other Assets	145,902	151,278
Deferred Tax Asset, Net	73,892	72,460
Total Assets	$1,559,523	$1,434,978
Liabilities and Equity
Accrued Compensation and Benefits	$242,155	$174,402
Accounts Payable, Accrued Expenses and Other Liabilities	32,649	22,302
Operating Lease Liabilities	353,308	330,600
Amount Due Pursuant to Tax Receivable Agreement	30,703	29,672
Taxes Payable	6,618	6,573
Deferred Revenue	13,564	10,265
Total Liabilities	678,997	573,814
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 33,748,630 and 32,356,489 issued at September 30, 2024 and December 31, 2023, respectively; 23,723,755 and 24,185,439 outstanding at September 30, 2024 and December 31, 2023, respectively)	338	324
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 132 issued and outstanding at September 30, 2024; 144 issued and outstanding at December 31, 2023)	—	—
Additional Paid-In Capital	653,468	619,702
Retained Earnings	183,256	118,332
Accumulated Other Comprehensive Income (Loss)	1,012	(467)
Treasury Stock at Cost (10,024,875 and 8,171,050 shares at September 30, 2024 and December 31, 2023, respectively)	(678,961)	(493,222)
Total PJT Partners Inc. Equity	159,113	244,669
Non-Controlling Interests	721,413	616,495
Total Equity	880,526	861,164
Total Liabilities and Equity	$1,559,523	$1,434,978

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Advisory Fees	$283,787	$244,129	$879,550	$736,013
Placement Fees	32,464	26,660	113,826	74,273
Interest Income and Other	10,071	7,574	22,520	14,342
Total Revenues	326,322	278,363	1,015,896	824,628
Expenses
Compensation and Benefits	226,794	193,457	706,048	573,114
Occupancy and Related	12,961	9,768	37,229	29,699
Travel and Related	8,314	7,177	26,470	22,463
Professional Fees	10,883	10,344	28,012	28,725
Communications and Information Services	4,889	4,479	14,963	12,317
Depreciation and Amortization	2,984	3,547	9,594	10,587
Other Expenses	10,110	7,037	25,891	21,807
Total Expenses	276,935	235,809	848,207	698,712
Income Before Provision for Taxes	49,387	42,554	167,689	125,916
Provision for Taxes	8,314	11,401	20,213	25,725
Net Income	41,073	31,153	147,476	100,191
Net Income Attributable to Non-Controlling Interests	18,923	13,743	64,387	43,304
Net Income Attributable to PJT Partners Inc.	$22,150	$17,410	$83,089	$56,887
Net Income Per Share of Class A Common Stock
Basic	$0.87	$0.69	$3.26	$2.26
Diluted	$0.79	$0.68	$3.08	$2.20
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,372,621	25,193,359	25,479,195	25,220,031
Diluted	44,642,704	26,644,324	43,831,639	26,630,957

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$41,073	$31,153	$147,476	$100,191
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	3,721	(3,518)	2,746	(453)
Comprehensive Income	44,794	27,635	150,222	99,738
Less:
Comprehensive Income Attributable to Non- Controlling Interests	20,636	12,181	65,654	43,095
Comprehensive Income Attributable to PJT Partners Inc.	$24,158	$15,454	$84,568	$56,643

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended September 30, 2024
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at June 30, 2024	33,685,178	134	(9,835,875)	$337	$—	$623,308	$167,060	$(996)	$(655,912)	$713,973	$847,770
Net Income	—	—	—	—	—	—	22,150	—	—	18,923	41,073
Other Comprehensive Income	—	—	—	—	—	—	—	2,008	—	1,713	3,721
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(5,954)	—	—	—	(5,954)
Tax Distributions	—	—	—	—	—	—	—	—	—	(17,746)	(17,746)
Equity-Based Compensation	—	—	—	—	—	44,856	—	—	—	6,144	51,000
Net Share Settlement	—	—	—	—	—	(3,458)	—	—	—	—	(3,458)
Deliveries of Vested Shares of Class A Common Stock	63,452	—	—	1	—	(1)	—	—	—	—	—
Change in Ownership Interest	—	(2)	—	—	—	(11,237)	—	—	—	(1,594)	(12,831)
Treasury Stock Purchases	—	—	(189,000)	—	—	—	—	—	(23,049)	—	(23,049)
Balance at September 30, 2024	33,748,630	132	(10,024,875)	$338	$—	$653,468	$183,256	$1,012	$(678,961)	$721,413	$880,526

	Nine Months Ended September 30, 2024
	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2023	32,356,489	144	(8,171,050)	$324	$—	$619,702	$118,332	$(467)	$(493,222)	$616,495	$861,164
Net Income	—	—	—	—	—	—	83,089	—	—	64,387	147,476
Other Comprehensive Income	—	—	—	—	—	—	—	1,479	—	1,267	2,746
Dividends Declared ($0.75 Per Share of Class A Common Stock)	—	—	—	—	—	—	(18,165)	—	—	—	(18,165)
Tax Distributions	—	—	—	—	—	—	—	—	—	(23,133)	(23,133)
Equity-Based Compensation	—	—	—	—	—	151,711	—	—	—	18,534	170,245
Net Share Settlement	—	—	—	—	—	(31,299)	—	—	—	—	(31,299)
Deliveries of Vested Shares of Class A Common Stock	1,392,141	—	—	14	—	(14)	—	—	—	—	—
Change in Ownership Interest	—	(12)	—	—	—	(86,632)	—	—	—	43,863	(42,769)
Treasury Stock Purchases	—	—	(1,853,825)	—	—	—	—	—	(185,739)	—	(185,739)
Balance at September 30, 2024	33,748,630	132	(10,024,875)	$338	$—	$653,468	$183,256	$1,012	$(678,961)	$721,413	$880,526

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

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net Income	$147,476	$100,191
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	170,245	136,388
Depreciation and Amortization Expense	9,594	10,587
Amortization of Operating Lease Right-of-Use Assets	11,843	17,516
Provision for Credit Losses	5,205	3,138
Other	(4,118)	(1,352)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(83,119)	(9,933)
Other Assets	7,311	(26,449)
Accrued Compensation and Benefits	63,417	102,810
Accounts Payable, Accrued Expenses and Other Liabilities	5,908	(18,340)
Taxes Payable	(134)	4,792
Deferred Revenue	1,606	(1,588)
Net Cash Provided by Operating Activities	335,234	317,760
Investing Activities
Purchases of Investments	(350,782)	(296,704)
Proceeds from Sales and Maturities of Investments	109,264	109,173
Purchases of Furniture, Equipment and Leasehold Improvements	(2,873)	(3,423)
Net Cash Used in Investing Activities	(244,391)	(190,954)
Financing Activities
Dividends	(18,165)	(18,367)
Tax Distributions	(23,133)	(21,981)
Proceeds from Revolving Credit Facility	—	15,000
Payments on Revolving Credit Facility	—	(15,000)
Employee Taxes Paid for Shares Withheld	(31,299)	(17,984)
Cash-Settled Exchanges of Partnership Units	(43,358)	(19,604)
Treasury Stock Purchases	(185,587)	(105,925)
Payments Pursuant to Tax Receivable Agreement	(616)	(40)
Net Cash Used in Financing Activities	(302,158)	(183,901)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,608	(96)
Net Decrease in Cash and Cash Equivalents	(206,707)	(57,191)
Cash and Cash Equivalents, Beginning of Period	355,543	173,235
Cash and Cash Equivalents, End of Period	$148,836	$116,044
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$15,427	$6,199
Payments for Interest	$—	$20

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2024, the non-controlling interest of PJT Partners Holdings LP was 39.6%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS and PJT Partners Japan K.K.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are maintained in U.S. and non-U.S. bank accounts and are held at six financial institutions. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $11.5 million and $9.2 million as of September 30, 2024 and December 31, 2023, respectively.

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

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advisory Fees	$283,787	$244,129	$879,550	$736,013
Placement Fees	32,464	26,660	113,826	74,273
Interest Income from Placement Fees and Other	4,095	3,965	12,136	12,340
Revenues from Contracts with Customers	$320,346	$274,754	$1,005,512	$822,626

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of September 30, 2024, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $42.7 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $5.0 million and $21.2 million for the three and nine months ended September 30, 2024, respectively, and $3.0 million and $13.5 million for the three and nine months ended September 30, 2023, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of corporate and fund placement services. The majority of revenues recognized by the Company during the three and nine months ended September 30, 2024 and 2023 were predominantly related to performance obligations that were partially satisfied in prior periods.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contract Balances

There were no significant impairments related to contract balances during the three and nine months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024 and 2023, $9.8 million and $12.0 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. The Company recorded $1.6 million and $2.0 million as of September 30, 2024 and December 31, 2023, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning Balance	$3,571	$2,977	$2,391	$1,945
Provision for Credit Losses	578	564	5,205	3,138
Write-offs	(129)	(381)	(3,826)	(1,923)
Recoveries	—	—	250	—
Ending Balance	$4,020	$3,160	$4,020	$3,160

Included in Accounts Receivable, Net is accrued interest of $3.6 million and $3.4 million as of September 30, 2024 and December 31, 2023, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $88.5 million and $84.4 million as of September 30, 2024 and December 31, 2023, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $0.9 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $1.2 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively.

5.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2024	December 31, 2023
Finite-Lived Intangible Assets
Customer Relationships	$61,276	$61,276
Trade Name	9,800	9,800
Total Intangible Assets	71,076	71,076
Accumulated Amortization
Customer Relationships	(52,576)	(49,314)
Trade Name	(9,230)	(8,802)
Total Accumulated Amortization	(61,806)	(58,116)
Intangible Assets, Net	$9,270	$12,960

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amortization expense was $1.2 million and $3.7 million for the three and nine months ended September 30, 2024, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2023.

Amortization of Intangible Assets held at September 30, 2024 is expected to be $1.2 million for the remainder of the year ending December 31, 2024; $4.8 million the year ending December 31, 2025; and $3.3 million for the year ending December 31, 2026.

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30, 2024	December 31, 2023
Leasehold Improvements	$59,039	$56,456
Furniture and Fixtures	17,441	17,027
Office Equipment	7,190	6,467
Total Furniture, Equipment and Leasehold Improvements	83,670	79,950
Accumulated Depreciation	(60,407)	(54,049)
Furniture, Equipment and Leasehold Improvements, Net	$23,263	$25,901

Depreciation expense was $1.8 million and $5.9 million for the three and nine months ended September 30, 2024, respectively, and $2.3 million and $6.9 million for the three and nine months ended September 30, 2023, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	September 30, 2024
	Level I	Level II	Level III	Total
Treasury Securities	$—	$328,206	$—	$328,206

	December 31, 2023
	Level I	Level II	Level III	Total
Treasury Securities	$—	$183,514	$—	$183,514

Investments in Treasury securities were included in Investments at September 30, 2024 and in both Cash and Cash Equivalents and Investments at December 31, 2023 in the Condensed Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income Before Provision for Taxes	$49,387	$42,554	$167,689	$125,916
Provision for Taxes	$8,314	$11,401	$20,213	$25,725
Effective Income Tax Rate	16.8%	26.8%	12.1%	20.4%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2024 primarily due to partnership income not being subject to U.S. corporate income taxes, state and local taxes, and permanent differences related to compensation.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company had no unrecognized tax benefits as of September 30, 2024.

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of Class A common stock for the three and nine months ended September 30, 2024 and 2023 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$22,150	$17,410	$83,089	$56,887
Incremental Net Income from Dilutive Securities	13,339	583	51,785	1,726
Net Income Attributable to Shares of Class A Common Stock — Diluted	$35,489	$17,993	$134,874	$58,613
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,372,621	25,193,359	25,479,195	25,220,031
Weighted-Average Number of Incremental Shares from Unvested RSUs	3,437,914	1,450,965	2,702,602	1,410,926
Weighted-Average Number of Incremental Shares from Partnership Units	15,832,169	—	15,649,842	—
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	44,642,704	26,644,324	43,831,639	26,630,957
Net Income Per Share of Class A Common Stock
Basic	$0.87	$0.69	$3.26	$2.26
Diluted	$0.79	$0.68	$3.08	$2.20

The ownership interests of holders (other than PJT Partners Inc.) of the common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for Class A common stock, weighted-average Class A common stock outstanding would be 41,204,790 and 41,129,037 for the three and nine months ended September 30, 2024, respectively, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and nine months ended September 30, 2024, there were no anti-dilutive securities. For the three and nine months ended September 30, 2023, there were 14,765,301 and 14,720,642 weighted-average Partnership Units, respectively, that were anti-dilutive.

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

During the nine months ended September 30, 2024, the Company repurchased 1.9 million shares of the Company’s Class A common stock at an average price per share of $100.08, or $185.5 million in aggregate, pursuant to the share repurchase program. As of September 30, 2024, the Company’s remaining repurchase authorization was $327.2 million.

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

The following table represents equity-based compensation expense and the related income tax benefit for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity-Based Compensation Expense	$51,000	$38,392	$170,245	$136,388
Income Tax Benefit	$6,584	$4,994	$22,445	$18,552

Restricted Stock Units

The following table summarizes activity related to unvested RSUs for the nine months ended September 30, 2024:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	5,362,277	$73.23
Granted	2,223,684	100.52
Dividends Reinvested on RSUs	(12,500)	69.78
Forfeited	(87,470)	79.06
Vested	(1,294,076)	69.38
Balance, September 30, 2024	6,191,915	$83.76

As of September 30, 2024, there was $262.4 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.6 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the nine months ended September 30, 2023 was $77.67.

RSU Awards with Both Service and Market Conditions

Effective February 10, 2022, the Company granted RSU awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such RSU awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of Class A common stock achieving a volume-weighted average share price over any consecutive 20-day trading period (“20-day VWAP”) of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied. As of September 30, 2024, the Company had achieved a 20-day VWAP in excess of $129, resulting in 98% of the awards satisfying the market conditions, of which 40% have also satisfied the service conditions.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the nine months ended September 30, 2024:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	1,419,798	$42.74
Forfeited	(62,521)	41.97
Vested	(437,146)	42.57
Balance, September 30, 2024	920,131	$42.87

As of September 30, 2024, there was $11.0 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.4 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate.

Partnership Units

The following table summarizes activity related to unvested Partnership Units for the nine months ended September 30, 2024:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	673,241	$75.43
Granted	37,567	106.41
Vested	(57,866)	67.55
Balance, September 30, 2024	652,942	$77.91

As of September 30, 2024, there was $36.3 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 2.0 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the nine months ended September 30, 2023 was $71.58.

Partnership Unit Awards with Both Service and Market Conditions

Effective February 10, 2022, the Company granted Partnership Unit awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such Partnership Unit awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied. As of September 30, 2024, the Company had achieved a

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

20-day VWAP in excess of $129, resulting in 98% of the awards satisfying the market conditions, of which 40% have also satisfied the service conditions.

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the nine months ended September 30, 2024:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	996,991	$39.10
Vested	(324,942)	39.10
Balance, September 30, 2024	672,049	$39.10

As of September 30, 2024, there was $7.6 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.4 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2024, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	6,902,601	1.5
Partnership Units	1,312,211	1.7
Total Equity-Based Awards	8,214,812	1.6

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $12.8 million and $40.7 million for the three and nine months ended September 30, 2024, respectively, and $10.5 million and $29.4 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there was $66.6 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.8 years.

11.
LEASES

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Lease Cost	$9,912	$7,190	$28,563	$21,888
Variable Lease Cost	1,245	1,063	3,310	3,296
Sublease Income	(201)	(195)	(604)	(584)
Total Lease Cost	$10,956	$8,058	$31,269	$24,600

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Supplemental information related to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2024	2023
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$3,971	$19,579
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$24,054	$1,836

	September 30, 2024	December 31, 2023
Weighted-Average Remaining Lease Term (in years)	14.6	15.5
Weighted-Average Discount Rate	6.9%	6.8%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of September 30, 2024:

Year Ending December 31,
2024 (October 1 through December 31)	$7,786
2025	28,916
2026	33,210
2027	34,327
2028	42,322
Thereafter	445,938
Total Lease Payments	592,499
Less: Tenant Improvement Allowances	17,161
Less: Imputed Interest	222,030
Total	$353,308

In December 2023, the Company entered into a lease amendment to its New York office lease, which provides for the leasing of additional floor space. The lease associated with this additional floor space has not been included in Operating Lease Right-of-Use Assets and Operating Lease Liabilities as of September 30, 2024 on the Condensed Consolidated Statement of Financial Condition as the Company does not yet have the right to use the premises. Commencement is currently anticipated to occur in the first quarter of 2025 with a term that expires in 2041.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Certain holders of Partnership Units exchanged 0.4 million and 0.3 million Partnership Units, respectively, for cash in the amounts of $43.4 million and $19.6 million, respectively, for the nine months ended September 30, 2024 and 2023, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

The Company intends to exchange 125 thousand Partnership Units for cash on November 5, 2024 at a price to be determined by the volume-weighted average price per share of the Company’s Class A common stock on October 31, 2024.

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2024 and December 31, 2023, the Company had amounts due of $30.7 million and $29.7 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years and an option to extend for an additional year. During the third quarter of 2024, Dynasty exercised the option to extend the term of the sublease for an additional year. The rent, terms and conditions of the Sublease were consistent with those similar to subleases in the market as of the time the Sublease was entered, and the Company recognized $0.2 million and $0.6 million of sublease income for each of the three and nine months ended September 30, 2024 and 2023. Such amounts are recorded in Interest Income and Other in the Condensed Consolidated Statements of Operations.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

13.
COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On February 1, 2021, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a Renewal and Modification Agreement (the “Renewal Agreement”) and related documents with First Republic Bank (now part of JPMorgan Chase), as lender (the “Lender”), amending the terms of the Borrower’s revolving credit facility with the Lender under the Amended and Restated Loan Agreement dated October 1, 2018 (the “Amended and Restated Loan Agreement”). The Renewal Agreement provided a revolving credit facility with aggregate commitments in an amount equal to $60.0 million, which aggregate commitments may be increased, pursuant to the terms and conditions set forth in the Renewal Agreement, to up to $80.0 million during the period beginning December 1 each year through March 1 of the following year.

On July 29, 2024, PJT Partners Holdings LP, as borrower, entered into a new syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement, which replaced the Borrower's then-existing Amended and Restated Loan Agreement in its entirety, provides for a revolving credit facility with aggregate principal amount of up to $100 million. Outstanding borrowings under the revolving credit facility bear interest of Secured Overnight Financing Rate plus 1.85% per annum. In connection with the closing of the Credit Agreement, the Borrower paid certain closing costs and fees. In addition, the Borrower will also pay a commitment fee on the unused portion of the revolving credit facility of 0.25% per annum, payable quarterly in arrears. The revolving credit facility will mature and the commitments thereunder will terminate on July 29, 2026, subject to extension by agreement of the Borrower and Administrative Agent.

The Credit Agreement contains usual and customary affirmative and negative covenants that among other things, limits or restricts the ability of the Borrower (subject to certain qualifications and exceptions) to make certain payments and enter into certain transactions. The Borrower is required to comply with the following financial covenants (in each case, as defined in the Credit Agreement):

•
Minimum Consolidated Tangible Net Worth of $300 million; and
•
Maximum Consolidated Leverage Ratio of 1.5 to 1.00

A breach of such covenants or any other event of default would entitle the Administrative Agent to accelerate the Borrower’s debt obligations under the Credit Agreement.

As of September 30, 2024, there were no borrowings outstanding under the Credit Agreement, and as of December 31, 2023, there were no borrowings outstanding under the Renewal Agreement and the Amended and Restated Loan Agreement.

As of September 30, 2024, the Company was in compliance with the debt covenants under the Credit Agreement, and as of December 31, 2023, the Company was in compliance with the debt covenants under the Renewal Agreement and the Amended and Restated Loan Agreement.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.0 million and $2.3 million as of September 30, 2024 and December 31, 2023, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with Blackstone

Employee Matters Agreement

The Company is required to reimburse Blackstone for the value of forfeited unvested equity awards granted to former Blackstone employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Condensed Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of each of September 30, 2024 and December 31, 2023.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay Blackstone the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of September 30, 2024 and December 31, 2023, the Company had accrued $0.3 million and $0.1 million, respectively, which the Company anticipates will be payable to Blackstone after the Company files its respective tax returns. The tax deduction and corresponding payable to Blackstone related to such deliveries will fluctuate primarily based on the price of Blackstone common stock at the time of delivery.

14.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the U.S., United Kingdom, Hong Kong, Spain and Japan which specify, among other requirements, capital adequacy requirements.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP had net capital of $336.2 million and $288.1 million as of September 30, 2024 and December 31, 2023, respectively, which exceeded the minimum net capital requirement by $334.9 million and $287.2 million, respectively. PJT Partners LP does not carry customer accounts and does not

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

On April 1, 2024, PJT Partners Japan K.K. became a Type II financial instruments firm registered with Kanto Local Finance Bureau and regulated by the Japan Financial Service Agency and is required to maintain minimum capital of ¥10 million Yen. As of September 30, 2024, PJT Partners Japan K.K. was in compliance with local capital adequacy requirements.

As of September 30, 2024 and December 31, 2023, PJT Partners (UK) Limited, PJT Partners (HK) Limited, and PJT Partners Park Hill (Spain) A.V., S.A.U. were in compliance with local capital adequacy requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Domestic	$281,135	$232,990	$891,882	$679,433
International	45,187	45,373	124,014	145,195
Total	$326,322	$278,363	$1,015,896	$824,628

	September 30, 2024	December 31, 2023
Assets
Domestic	$1,325,749	$1,215,470
International	233,774	219,508
Total	$1,559,523	$1,434,978

16.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of Class A common stock, which will be paid on December 18, 2024 to Class A common stockholders of record as of December 4, 2024.

The Company completed the acquisition of deNovo Partners on October 1, 2024. The Company has not yet completed the related purchase price allocation.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company has evaluated the impact of subsequent events through the date these financial statements were issued and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides the exchange of Partnership Units described in Note 12. “Transactions with Related Parties—Exchange Agreement”.

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

Mergers and acquisitions (“M&A”) is a cyclical business that is impacted by macroeconomic conditions. There are several factors influencing global M&A activity in the intermediate term, including monetary policy, greater economic and geopolitical uncertainty and global growth. Worldwide M&A announced volumes during the first nine months of 2024 were up 16% compared with the first nine months of 2023. On an annualized basis, volume was up 7% compared with 2023.1 How these macroeconomic factors will impact the strength of strategic activity in the intermediate term is still uncertain. While we expect the markets to recover to historical relationships between M&A activity and broader market benchmarks, the pace of such recovery remains unclear.

Global restructuring and special situations activity continued to remain strong throughout the third quarter of 2024 due to continued elevated levels of liability management and more traditional balance sheet restructurings. A number of factors continue to drive activity, including companies proactively managing debt maturities and structural issues facing many industries. Activity in the third quarter was dispersed across companies, creditors and financial sponsors as well as a broad cross section of industries and geographies, demonstrating a continued multi-year trend of elevated activity.

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

___________________________________________________________________________________________________________________________________________

1Source: LSEG Global Mergers & Acquisitions Review for First Nine Months of 2024 as of September 30, 2024.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from contracts with clients to provide advisory and placement services. This revenue is primarily a function of the number of active engagements we have, the size and the complexity of each of those engagements and the fees we charge for our services.

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

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards to partners and employees. Changes in this expense are driven by fluctuations in the number of employees, the composition of our workforce, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our restricted and unrestricted cash award and equity plans can also have a significant impact and may vary from year to year. Certain awards are expensed over the requisite service period for partners and employees who are or will become retirement eligible prior to the stated vesting date. Over time, a greater number of partners and employees may become retirement eligible and the related requisite service period over which the expense is recognized will be shorter than the stated vesting period.

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

PJT Partners Inc. is subject to U.S. federal, state and local corporate income tax on its allocable share of results of operations from the holding partnership (PJT Partners Holdings LP).

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$283,787	$244,129	16%	$879,550	$736,013	20%
Placement Fees	32,464	26,660	22%	113,826	74,273	53%
Interest Income and Other	10,071	7,574	33%	22,520	14,342	57%
Total Revenues	326,322	278,363	17%	1,015,896	824,628	23%
Expenses
Compensation and Benefits	226,794	193,457	17%	706,048	573,114	23%
Occupancy and Related	12,961	9,768	33%	37,229	29,699	25%
Travel and Related	8,314	7,177	16%	26,470	22,463	18%
Professional Fees	10,883	10,344	5%	28,012	28,725	(2)%
Communications and Information Services	4,889	4,479	9%	14,963	12,317	21%
Depreciation and Amortization	2,984	3,547	(16)%	9,594	10,587	(9)%
Other Expenses	10,110	7,037	44%	25,891	21,807	19%
Total Expenses	276,935	235,809	17%	848,207	698,712	21%
Income Before Provision for Taxes	49,387	42,554	16%	167,689	125,916	33%
Provision for Taxes	8,314	11,401	(27)%	20,213	25,725	(21)%
Net Income	41,073	31,153	32%	147,476	100,191	47%
Net Income Attributable to Non-Controlling Interests	18,923	13,743	38%	64,387	43,304	49%
Net Income Attributable to PJT Partners Inc.	$22,150	$17,410	27%	$83,089	$56,887	46%

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Number of Clients	220	230	350	342
Total Number of Fees of at least $1 Million from Client Transactions	47	56	174	157

Total Revenues were $326.3 million for the three months ended September 30, 2024, an increase of $48.0 million compared with $278.4 million for the three months ended September 30, 2023. Advisory Fees were $283.8 million for the three months ended September 30, 2024, an increase of $39.7 million compared with $244.1 million for the three months ended September 30, 2023. The increase in Advisory Fees was principally due to an increase in private capital solutions revenues. Placement Fees were $32.5 million for the three months ended September 30, 2024, an increase of $5.8 million compared with $26.7 million for the three months ended September 30, 2023. The increase in Placement Fees was due to an increase in fund placement revenues. Interest Income and Other was $10.1 million for the three months ended September 30, 2024, an increase of $2.5 million compared with $7.6 million for the three months ended September 30, 2023. The increase in Interest Income and Other was principally due to higher interest income.

Total Revenues were $1,015.9 million for the nine months ended September 30, 2024, an increase of $191.3 million compared with $824.6 million for the nine months ended September 30, 2023. Advisory Fees were $879.6 million for the nine months ended September 30, 2024, an increase of $143.5 million compared with $736.0 million for the nine months ended September 30, 2023. The increase in Advisory Fees was due to increases in strategic advisory, restructuring and private capital solutions revenues. Placement Fees were $113.8 million for the nine months ended September 30, 2024, an increase of $39.6 million compared with $74.3 million for the nine months ended September 30, 2023. The increase in Placement Fees was due to a significant increase in fund placement revenues. Interest Income and Other was $22.5 million for the nine months ended September 30, 2024, an increase of $8.2 million compared with $14.3 million for the nine months ended September 30, 2023. The increase in Interest Income and Other was principally due to higher interest income.

Expenses

Expenses were $276.9 million for the three months ended September 30, 2024, an increase of $41.1 million compared with $235.8 million for the three months ended September 30, 2023. The increase in expenses was principally due to increases in Compensation and Benefits, Occupancy and Related, Other Expenses and Travel and Related of $33.3 million, $3.2 million, $3.1 million and $1.1 million, respectively. The increase in Compensation and Benefits was driven by higher revenues compared with prior year. Occupancy and Related increased principally due to the expansion and lease term extension for our New York headquarters in the fourth quarter of 2023 and further expansion of our London office in the third quarter of 2024. Other Expenses increased principally due to legal reserves, market data expense and the acceleration of contributions to our partner charitable giving program. Travel and Related increased due to increased levels of business travel.

Expenses were $848.2 million for the nine months ended September 30, 2024, an increase of $149.5 million compared with $698.7 million for the nine months ended September 30, 2023. The increase in expenses was due to increases in Compensation and Benefits, Occupancy and Related, Other Expenses, Travel and Related and Communications and Information Services of $132.9 million, $7.5 million, $4.1 million, $4.0 million and $2.6 million, respectively. The increase in Compensation and Benefits was driven by higher revenues compared with the prior year. Occupancy and Related increased principally due to the expansion and lease term extension for our New York headquarters in the fourth quarter of 2023 and further expansion of our London office in the third quarter of 2024. Other Expenses increased principally due to increases in bad debt expense and market data expense. Travel and Related increased due to increased levels of business travel. Communications and Information Services increased principally due to investments in technology infrastructure.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended September 30, 2024 was $8.3 million, which represents an effective tax rate of 16.8% on pretax income of $49.4 million. The Company’s Provision for Taxes for the three months ended September 30, 2023 was $11.4 million, which represents an effective tax rate of 26.8% on pretax income of $42.6 million.

The Company’s Provision for Taxes for the nine months ended September 30, 2024 was $20.2 million, which represents an effective tax rate of 12.1% on pretax income of $167.7 million. The Company’s Provision for Taxes for the nine months ended September 30, 2023 was $25.7 million, which represents an effective tax rate of 20.4% on pretax income of $125.9 million.

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

On July 29, 2024, PJT Partners Holdings LP, as borrower, entered into a new syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement, which replaces the Borrower's existing Amended and Restated Loan Agreement in its entirety, provides for a revolving credit facility with aggregate principal amount of up to $100 million. Outstanding borrowings under the revolving credit facility bear interest of Secured Overnight Financing Rate plus 1.85% per annum. In connection with the closing of the Credit Agreement, the Borrower paid certain closing costs and fees. In addition, the Borrower will also pay a commitment fee on the unused portion of the revolving credit facility of 0.25% per annum, payable quarterly in arrears. The revolving credit facility will mature and the commitments thereunder will terminate on July 29, 2026, subject to extension by agreement of the Borrower and Administrative Agent. Further information regarding the Credit Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

As of September 30, 2024, we were in compliance with the debt covenants under the Credit Agreement, and as of December 31, 2023, we were in compliance with the debt covenants under the Renewal Agreement and Amended and Restated Loan Agreement. Additionally, as of September 30, 2024, there were no borrowings outstanding under the Credit Agreement, and as of December 31, 2023, there were no borrowings outstanding under the Renewal Agreement and Amended and Restated Loan Agreement.

We evaluate our cash needs on a regular basis. As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $477.0 million and $436.9 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks or Treasury securities. Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of September 30, 2024 and December 31, 2023, total accounts receivable, net of allowance for credit losses, was $343.6 million and $263.5 million, respectively. As of September 30, 2024 and December 31, 2023, the allowance for credit losses was $4.0 million and $2.4 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $88.5 million and $84.4 million as of September 30, 2024 and December 31, 2023, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Regulatory Capital

We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 14. “Regulated Entities” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our business. We actively monitor our regulatory capital and we believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

Certain holders of Partnership Units exchanged 0.4 million and 0.3 million Partnership Units, respectively, for cash in the amounts of $43.4 million and $19.6 million, respectively, for the nine months ended September 30, 2024 and 2023, respectively.

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

During the nine months ended September 30, 2024, the Company repurchased 1.9 million shares of the Company’s Class A common stock at an average price per share of $100.08, or $185.5 million in aggregate, pursuant to the share repurchase program. As of September 30, 2024, the Company’s remaining repurchase authorization was $327.2 million.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have not been any material changes to our contractual obligations since December 31, 2023.

Commitments and Contingencies

Litigation

With respect to our litigation matters, including any litigation discussed under the caption “Legal Proceedings” elsewhere in this report, we are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including , but not limited to, quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.0 million and $2.3 million as of September 30, 2024 and December 31, 2023, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2024 and December 31, 2023, the Company had amounts due of $30.7 million and $29.7 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

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

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include short-term highly liquid investments and money market funds that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and cash equivalents are maintained in U.S. and non-U.S. bank accounts and are held at six financial institutions. In addition to cash and cash equivalents, we hold investments in Treasury securities, certain of which are classified as Investments in our Condensed Consolidated Statements of Financial Condition. We believe our cash, cash equivalents and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk based on our diversified use of global and regional financial institutions and the short-term nature of the securities.

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of September 30, 2024 and December 31, 2023, the allowance for credit losses was $4.0 million and $2.4 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the transaction currency and the U.S. dollar, the currency in which our financial statements are denominated. The principal

non-U.S. dollar currencies include the pound sterling, the euro, the Hong Kong dollar and the Japanese yen. For the nine months ended September 30, 2024 and 2023, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Condensed Consolidated Statements of Comprehensive Income was a gain of $2.7 million and a loss of $0.5 million, respectively, and in Interest Income and Other in the Condensed Consolidated Statements of Operations, a loss of $1.3 million and $3.4 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. Given the geopolitical uncertainty and the ongoing economic impact, elevated interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our condensed consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and its affiliates may be subject to legal proceedings and claims in the ordinary course of business. In addition, government agencies and self-regulatory organizations in countries in which we conduct business undertake periodic examinations and may initiate administrative proceedings regarding the Company’s and its affiliates’ business, including, among other matters, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, or its directors, officers or employees. It is our policy to cooperate fully with such governmental requests, examinations and administrative proceedings. In view of the inherent difficulty of determining whether any loss in connection with any such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. The Company records loss contingencies for matters where the Company can reasonably estimate the amount of a probable loss. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Third Quarter of 2024

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
July 1 to July 31	66,000	$116.58	66,000	$342.5 million
August 1 to August 31	63,000	123.33	63,000	334.7 million
September 1 to September 30	60,000	126.33	60,000	327.2 million
Total	189,000	$121.92	189,000	$327.2 million

(a)
On February 6, 2024, the Company announced that the Board of Directors (the “Board”) authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of September 30, 2024, the Company’s remaining repurchase authorization was $327.2 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance during the third quarter of 2024 of LTIP Units in PJT Partners Holdings LP to certain personnel and the transfer of Partnership Units in PJT Partners Holdings LP, PJT Partners Inc. issued one corresponding share of its Class B common stock, par value $0.01 per share. The issuance of Class B common stock was not registered under the Securities Act of 1933 because such share was not issued in a transaction involving the offer or sale of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

10.1

Credit Agreement, by and among PJT Partners Holdings LP and Bank of America, N.A., as the administrative agent and L/C issuer, the lenders party thereto, dated as of July 29, 2024 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2024).

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

Date: October 31, 2024

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)