Form 10-K
period 2024-12-31
PJT Partners Inc.
filed 2025-02-27
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was approximately $2.5 billion.

As of February 20, 2025, there were 23,297,894 shares of Class A common stock, par value $0.01 per share, and 123 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of Blackstone Inc. (our “former Parent”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to our former Parent's unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. Throughout this Annual Report on Form 10-K, we refer to this transaction as the “spin-off.”

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyber attacks, security vulnerabilities and internet disruptions, including breaches of data security and privacy leaks, data loss and business interruptions; (c) failures of our computer systems or communication systems, including as a result of a catastrophic event and the use of remote environments; (d) the impact of catastrophic events, including business disruptions, pandemics, reductions in employment and an increase in business failures on (1) the U.S. and the global economy and (2) our employees and our ability to provide services to our clients and respond to their needs; (e) the failure of third-party service providers to perform their functions; and (f) volatility in the political and economic environment, including as a result of inflation, new or changes to existing tariffs, elevated interest rates, and geopolitical and military conflicts.

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

We have highly integrated world-class franchises in each of the areas in which we compete:

Strategic Advisory

Our team of leading professionals delivers strategic advice and innovative solutions to our clients in often highly complex and challenging situations. We advise clients on transactions including mergers and acquisitions (“M&A”), spin-offs, activism defense, contested M&A, joint ventures, minority investments and divestitures. Additionally, we advise private and public company boards and management teams on strategies for building productive investor relationships with a focus on shareholder engagement; complex investor matters; and other critical strategic, governance and shareholder matters. Our capital markets advisory team advises and executes public and private capital raises in the debt and equity capital markets, including debt financings, acquisition financings, structured product offerings, public equity raises including initial public offerings, private capital raises for early and later stage companies as well as other capital structure related matters. Our geopolitical and policy advisory practice assists corporate boards and management teams with navigating changing geopolitical relationships against the backdrop of evolving political landscapes.

Restructuring and Special Situations

Our Restructuring and Special Situations business is one of the world’s leading advisors in liability management, financial restructuring and reorganization, distressed M&A and Chapter 11 matters. We were ranked #1 in both global and U.S. announced deals for 2024 by LSEG and were named International Financing Review Restructuring Advisor of the Year for each of the years 2020-2023. With expertise in highly complex capital structure challenges, we advise management teams, corporate boards, sponsors and creditors in situations where a company is experiencing financial distress.

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

Our Key Competitive Strengths

We strive to deliver on our Company strategy by leveraging the strengths of our organization:

•
Young, Entrepreneurial Firm. We combine decades of experience and excellence with the energy and enthusiasm of a new firm. Our teams act as trusted advisors to a diverse group of clients around the world, providing creative solutions to address a range of complex strategic matters. The creativity and depth of our advice, and the integrity and judgment with which we deliver it, provide a strong foundation for our growing business.
•
Global Market Leadership. Our growing premier Strategic Advisory business is comprised of industry-leading practitioners and has advised on some of the most high-profile and complex transactions around the globe. Our shareholder advisory business is a trusted advisor in the marketplace, having advised more than 60 Fortune 100 companies since its founding in 2012. Our Restructuring and Special Situations Group is a global market leader. Our PJT Park Hill platform has a leading market position across its businesses and has long-standing relationships around the globe that provides us with unique access to capital sources and drives incremental value for our clients.

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
•
Premier Destination for Talent. We have successfully recruited, and will continue to recruit, a wide range of talented colleagues from a diverse range of backgrounds and experiences who are attracted to our world-class advisory services and our unique culture. Since our earliest days, we have maintained that having the best people and an inclusive culture would be key to building an enduring franchise. Our perspective was, and still is, that a great team not only brings in top-tier clients, but also appeals to a wide-range of talented colleagues. Professionals at all levels choose to join PJT Partners because we offer the best qualities of a much larger, established organization combined with the energy of a small entrepreneurial firm where advice is the main event and every team member can make meaningful contributions.
•
Collaboration Embedded in Culture. Since PJT Partners’ inception, we have been committed to our culture being a commercial differentiator – one that attracts, retains, and develops its talent in order to create a world-class firm. Our culture is defined by strong character, differentiated capabilities and collaboration. These essential qualities help us build better client relationships and better client outcomes.
•
One Integrated Firm, Highly Complementary Businesses. We strive to envelop our clients with our diverse capabilities, ensuring they receive the best possible advice that is appropriate for their strategic objectives. Our differentiated and diverse portfolio of industry, product and geographical expertise enables us to serve our clients in a unique way. Our premier advisory franchises allow us to provide best-in-class advice to clients whether they are looking for growth through strategic alternatives, advice in shareholder engagement, liability management or in a restructuring and reorganization, or access to capital. Our deep networks across businesses allow us to connect clients and help them to meet their strategic objectives.
•
Asset-Light Business Model. Our Company has deep global expertise, footprint and relationships while operating out of 15 locations around the world. Since inception, we focus on intellectual capital and relationships and have chosen to operate in an asset-light, cloud-based environment, without the constraints of heavy infrastructure, legacy systems or processes.

Our Growth Strategy

Our strategy to achieve our growth objectives has the following components:

•
Significantly Increase the Breadth and Depth of Our Advisory Franchise through Footprint Expansion. We remain committed to attracting top talent to expand into new industry verticals to serve a broader range of clients. We also continue to expand our global reach through talent additions, strategic alliances and investments and senior advisors who can provide additional advice and relationships to key decision makers and sources of capital around the globe.
•
Opportunity to Deepen Our Advisory Capabilities. We are committed to building on our suite of product capabilities to provide clients with deeper expertise in new and evolving areas to help them navigate complex challenges and achieve their strategic objectives. As the world becomes increasingly more complex, clients value our ability to provide differentiated advice on a wide range of strategic matters, liability management, restructuring and reorganization, capital structure solutions, investor issues and fundraising alternatives.
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

Our leading businesses in Restructuring and Special Situations and PJT Park Hill, in partnership with Strategic Advisory, continue to strengthen and expand our client relationships and brand reputation in the marketplace. We benefit from close collaboration across all our businesses, increased dialogues with financial sponsors as well as the increased footprint, product expertise and capabilities of our Strategic Advisory business.

Human Capital Management Philosophy

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

Our long-term commercial success depends on our ability to attract, retain and develop the best talent at all levels. Accordingly, human capital management is a business priority and central to everything we do, as demonstrated by the number and quality of hires we have made, our historically low levels of regretted attrition and the consistent positive feedback we receive through our employee surveys. Reinforcement of the culture we are building comes through engagement with our employees, the reward principles we apply to compensation and promotion decisions and our various talent development initiatives, which continue to evolve as we grow.

As of December 31, 2024, we employed 1,143 individuals globally, including 119 partners.

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
•
Members of the Board actively engage and spend time with our senior management and other employees in a variety of ways. Our directors periodically attend partner meetings and events, participate in internal town hall meetings, and meet with groups and individuals at our Company.
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

We also maintain several other channels to engage with our employees on human capital topics, including our talent development committee, individual performance reviews and other less formal forums, such as regularly scheduled meetings by business and level. We use these channels to discuss employee feedback and ideas relating to issues such as resourcing and training priorities. We continue to support a number of employee-directed resource groups, and challenge ourselves to be an inclusive team.

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

Employer of Choice Initiatives

We prioritize the health and well-being of our employees and their families. We have always aimed to provide pay, benefits and other support that seeks to meet the varying needs of our employees. Our total rewards package is based on competitive pay and is often structured to include discretionary bonuses that include long-term incentives. Such incentives are designed to ensure alignment with our shareholders and the overall success of our Company. Other benefits we provide employees include comprehensive health care, 401(k) plan matching and pension contributions, generous paid-time off, discounted gym memberships, access to walk-in health care and emergency child and elderly care. We recognize that mental health is an integral part of our employees’ overall well-being and essential to our success at PJT Partners. In addition to providing workshops on mental health awareness, our employees and their families benefit from ongoing access to a comprehensive mental health platform that provides on-demand access from a broad provider network. We also acknowledge the importance of work-life balance for our employees through paid-time off and leave policies that are consistent for all, regardless of level.

In 2024, employees also had the opportunity to attend a financial stewardship program. This was designed to enhance personal financial decision-making, which not only benefits our employees but in turn contributes to the well-being and success of our organization.

It is our practice to review and benchmark not only our compensation practices, but our health and wellness benefits annually and consider feedback from our employees to ensure we remain an employer of choice.

Ensuring an Inclusive Culture

Our success as a Company is predicated on recruiting, developing and retaining top talent from a broad range of backgrounds and experiences, fostering an inclusive culture, and leveraging diversity of thought. To support these aims, we have initiatives to ensure we remain an employer of choice to the widest possible pool of top talent, including embedding contribution to an inclusive culture in performance objectives and supporting a number of employee-directed resource groups.

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

Engagement with the Broader Community

A core measure of our success is our ability to make a difference in the communities where we live and work. Since 2020, the Company and our employees have donated over $10.0 million to more than 450 global organizations that support causes and humanitarian efforts that are important to our communities, including mental health awareness and support, disease cure and prevention, strengthening communities, the advancement of anti-discrimination and racial equity and providing aid to those affected by geopolitical and military conflicts and natural disasters. Our employees also have the opportunity to participate in PJT fundraising events and volunteer days, and we have continued to require our summer program participants to complete a community volunteering project as a pre-requisite for a full-time offer.

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

Broker-dealers are subject to regulations that cover all aspects of the securities business, including capital structure, recordkeeping and the conduct and qualifications of directors, officers and employees. In particular, PJT Partners LP, as a registered broker-dealer and a FINRA member firm, is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies a minimum amount of net capital a broker-dealer must maintain at all times. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

In addition to the regulation we are subject to in the U.S., we are subject to regulation internationally. PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority ("FCA"). PJT Partners (UK) Limited is classified as a Non-Small and Non-Interconnected Firm ("Non-SNI") under the FCA's Investment Firms Prudential Regime. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm authorized and regulated by Spain’s National Securities Market Commission. PJT Partners Japan K.K. is authorized and regulated in Japan by the Financial Services Agency and the Kanto Local Finance Bureau. We operate in Dubai as deNovo Partners (DIFC) Limited, a Dubai International Financial Centre company authorized and regulated by the Dubai Financial Services Authority, and in the Kingdom of Saudi Arabia as deNovo Partners Finance, a limited liability company authorized and regulated by the Kingdom of Saudi Arabia's Capital Market Authority.

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

The Foreign Corrupt Practices Act (the “FCPA”) and the UK 2010 Bribery Act (the “UK Bribery Act”) prohibit the payment of bribes to foreign government officials and political figures and other persons. The FCPA prohibits us from making or offering to make any payment, or giving anything of value to a foreign official for the purpose of influencing that official to assist us in obtaining or retaining an improper business advantage. The FCPA has a broad reach, covering all U.S. companies and citizens doing business abroad and defining a foreign official to include not only those holding public office but also local citizens acting in an official capacity for or on behalf of foreign government-run or -owned organizations or public international organizations. The FCPA also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. Similarly, the UK Bribery Act prohibits us from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.

PJT Partners LP is also affected by various state and local regulations or policies that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including but not limited to, regulations in New York State, New York City, Illinois and California. Similar measures are being considered or have been implemented in other jurisdictions.

Organizational Structure

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the Company's operating subsidiaries, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The ownership interests of the holders (other than PJT Partners Inc.) of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) are reflected as non-controlling interests in PJT Partners Inc.’s consolidated financial statements as of December 31, 2024.

Holders of Partnership Units are granted an accompanying share of Class B common stock. This share of Class B common stock entitles the holder to a number of votes commensurate with such holder’s vested and unvested Partnership Units and does not provide any voting power in excess of the holder’s economic interest in the Company. Rather, it merely provides a vehicle for a Partnership Unit holder to vote such holder’s economic interest in the Company and does not give disproportionate or super-voting rights to holders of Partnership Units and Class B common stock.

In an effort to preserve the tax-free nature of our spin-off, our Restated Certificate of Incorporation provided that holders of Class B common stock were limited to only one vote per share of Class B common stock solely with respect to the election or removal of directors. With the passage of time since the spin-off, this restriction on the voting rights of holders of Class B common stock is no longer operative. Pursuant to our Restated Certificate of Incorporation, upon the request of a holder of Class B common stock and approval by the Board, such holder’s Class B common stock would be equalized to provide the same number of votes for the election and removal of directors as it does for all other matters. Accordingly, as of December 31, 2024, the holders of 10.5 million vested and unvested Partnership Units have requested, and the Board has approved, that the shares of Class B common stock held by them provide them with the same number of votes for the election and removal of directors as they do for all other matters.

Holders of shares of our Class B common stock vote together with holders of our publicly traded Class A common stock as a single class on all matters on which such shareholders are entitled to vote generally, except as otherwise required by law.

We and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement, as amended, under which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of their Partnership Units. Further, pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, we may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units. We retain the sole option to determine whether to settle the exchange in either cash or for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of our Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement, as amended). In the event that PJT Partners Inc. elects to fund cash-settled exchanges of Partnership Units with new issuances of our Class A common stock, the fair value of a share of our Class A common stock will be deemed to be equal to the net proceeds per share of our Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging holder of Partnership Units will be entitled may be greater than or less than the then-current market value of our Class A common stock.

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

Refer to Note 13. “Transactions with Related Parties” and Note 14. “Commitments and Contingencies—Transactions and Agreements with former Parent, Employee Matters Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” for further information about the agreements entered into in connection with the spin-off.

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

As a participant in the financial services industry, we are materially affected by conditions in the global financial markets and economic conditions throughout the world, including many factors beyond our control, such as tariffs, sanctions, and global trade uncertainties. For example, worldwide M&A volumes continued to be suppressed in 2024 compared with historical average M&A volumes and a substantial portion of our revenue is directly related to the number and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the number and value of M&A and capital raising transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. In addition, during periods of strong market and economic conditions, the number and value of liability management and restructuring and reorganization transactions may decrease, thereby reducing the demand for our restructuring and special situations services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the number or value of such advisory transactions. Further, in the period following an economic downturn, the number and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions.

Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors beyond our control, including tariffs, elevated interest rates or inflation, geopolitical and military conflicts, terrorism, natural disasters, pandemics or political uncertainty. While the future impact is unknown, elevated interest rates could have an adverse effect on our transaction volumes, results of operations and financial condition. Credit and financial markets have recently experienced volatility and disruptions due to the geopolitical and military conflicts around the world, such as ongoing conflicts in Eastern Europe and the Middle East. These conflicts and the related sanctions that have been or may be imposed may have further global economic and other consequences, including diminished liquidity and credit availability, reduced consumer confidence, disruptions to energy and food supplies, decreased economic growth, higher unemployment rates, increased inflation, and political and social upheaval. Cybersecurity incidents or threats could broaden and intensify the negative impact of the conflicts on financial markets, economic conditions and geopolitical stability. The impact of these geopolitical and military conflicts is ongoing, and is currently unknown, and could intensify other risks described herein, including cybersecurity-related risks, and otherwise have a material adverse effect on our business, financial condition and results of operations.

Our private fund advisory and fundraising business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity, alternative credit/hedge funds, and real estate for clients we serve.

PJT Park Hill provides private fund advisory and fundraising services for a diverse range of investment strategies, including private equity, alternative credit/hedge funds, real estate, directs and secondary transactions through our private capital solutions groups. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets. Our ability to assist fund managers and sponsors in raising capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment, available investor capital, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes which may be impacted by the market liquidity and volatility. Additionally, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with their investments. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited, our results may be adversely affected.

Our revenue in any given period is dependent in part on the number of fee-paying clients in such period, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

A substantial portion of our revenue in any given period is dependent in part on the number of fee-paying clients in such period. For the years ended December 31, 2024 and 2023, we had 230 and 198 clients, respectively, that generated fees equal to or greater than $1 million. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients may vary significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2024 or 2023.

If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring and special situations services declines, our restructuring and special situations business could suffer.

We provide various liability management and financial restructuring and reorganization and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring and special situations advisory services entails the risk that the transaction will be unsuccessful, takes considerable time and can be subject to a bankruptcy court’s discretionary power to disallow or reduce our fees previously agreed upon by our client. If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring and special situations advisory services declines, our restructuring and special situations business would be adversely affected.

Third-party offerings for which we act as an underwriter have certain inherent risks.

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

Our revenues and profits are highly volatile on a quarterly basis. We earn fees, generally from a limited number of engagements that generate significant fees at key transaction milestones, such as closing, the timing of which is outside of our control. We expect that we will continue to rely on advisory fees for a substantial portion of our revenue for the foreseeable future. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing of when fees are recognized, and high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in future periods. Because advisory revenue is volatile and represents a significant portion of our total revenue, we may experience greater variations in our revenues and profits than other larger, more diversified competitors in the financial services industry. Fluctuations in our quarterly financial results could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

In many cases we do not recognize revenue until the successful consummation of the underlying transaction, as such, our revenue and cash flow are highly dependent on market conditions and the decisions, actions and timing of our clients, interested third parties and governmental and regulatory authorities. For example, we may be engaged by a client, but the transaction may not occur because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client’s price, our client’s business experiences unexpected operating or financial problems, our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory or governmental approvals or board or stockholder approvals, failure to secure necessary financing, adverse market conditions, or because the target’s business experiences unexpected operating or financial problems. In these circumstances, we often do not recognize advisory revenues that are commensurate with the resources devoted to these client situations.

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

In addition, we face the risk that certain clients, such as restructuring companies in financial distress, may not have the financial resources to pay our agreed-upon fees. Certain clients may also be unwilling to pay our fees in whole or in part, in which case we may have a material adverse effect on our financial condition and results of operations and to incur significant costs to bring legal action to enforce our contractual rights to obtain such fees.

Our failure to appropriately manage actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business.

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

We face various cybersecurity and other operational risks related to our business on a day-to-day basis. We rely heavily on financial, human capital, accounting, communication and other information technology systems, and the people who operate them. These systems, including the systems of third parties on which we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our or third-party network security systems or otherwise, including for reasons beyond our control.

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients and other third parties. We are subject to cyber attacks and security breaches and a successful breach of our systems, or the systems used by our clients and other third parties, including cloud service providers, could lead to shutdowns or disruptions of our systems or third-party or cloud systems on which we rely and potential unauthorized access or disclosure of sensitive or confidential information. Breaches of our networks or systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary and client-sensitive information, destroy data or disable, degrade or sabotage our systems. Such attacks are often conducted through the introduction of computer viruses, cyber attacks and other means and could originate from a wide variety of sources, including foreign governments and unknown third parties. There can be no assurance that our cybersecurity measures will provide adequate protection, especially because the cyber attack techniques used change frequently or are not recognized until after they are launched. As cybersecurity incidents or threats continue to multiply, become more sophisticated and threaten additional aspects of our business, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures. Cybersecurity incidents or threats could persist for an extended period of time before being properly detected or escalated, and, following detection or escalation, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised or any other information security vulnerabilities. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event. If our system or a third-party or cloud system on which we rely were compromised, did not operate properly or were disabled, we could suffer a disruption of our business, financial losses, liability from client claims, regulatory sanctions and damage to our reputation. The increased use of mobile technologies, remote working arrangements and evolving geopolitical uncertainty and military conflicts heighten these and other operational risks.

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

Phishing attacks and spoofing attacks, which may include deepfakes, are often used to obtain information, facilitate unauthorized access or impersonate employees and/or clients in order to, among other things, direct fraudulent financial transactions, obtain valuable information or disrupt business operations. Fraudulent transfers resulting from phishing attacks or email spoofing could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business. We are also at risk for malware/ransomware infection and/or other attacks that could result in disruption of our business operations and the theft, dissemination and destruction of corporate and client-sensitive information or other assets. Any compromise or perceived compromise of the security of our systems or data or of that of one of our third-party service providers, including due to ongoing obligations to communicate cybersecurity incidents to relevant parties, and payment of ransoms could damage our reputation and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.

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

We are evaluating the use of artificial intelligence technologies ("AI") within our business and we recognize that third parties that provide services to us may independently use AI. The use of AI, which involves reliance on substantial data volumes, introduces risks, including, but not limited to, leakage of confidential or proprietary information, sensitive data being accessed, misused, or stolen and/or our competitors adopting and utilizing AI in a more effective manner that may have a material adverse effect on our financial condition, results of operations or market share.

Further, cybersecurity incidents and other security threats to us or our third-party providers could originate from a wide variety of external sources, including cyber criminals, foreign governments, hacktivists and other outside parties. Our systems and third-party systems with which we interact, as well as systems those third parties utilize, are subject to, and on occasion have experienced damage, interruption or malicious activity due to a number of causes, including: geopolitical and military conflicts, as well as any related sanctions or other government or private responses; acts of terrorism; natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other extreme weather events or other factors beyond our control. This damage, malicious activity or interruption may lead us to experience operational challenges and, if we are unable to timely and successfully recover, materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

Climate change, climate change-related regulation and the increased focus on sustainability issues may adversely affect our business and financial results and impact our reputation.

There has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future. Such restrictions and requirements could increase our costs or require additional technology and capital investment, which could adversely affect our results of operations. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities. For example, California enacted climate disclosure laws that will require us to report on greenhouse gas emissions, climate-related financial risks and other climate-related matters. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased costs and increased management time and attention to comply with or meet those regulations and expectations. Developing and acting on sustainability initiatives and collecting, measuring and reporting related information and metrics can be costly, difficult and time consuming.

Additionally, increasing governmental, investor and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. As regulators consider mandating additional disclosure of climate-related information by companies, there may continue to be a lack of information for more robust climate-related risk analyses. Third party exposures to climate-related risks and other data generally are limited in availability and variable in quality. At the same time, regulators and legislators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of "anti-ESG" legislation or policies. If we are unable to adequately address such matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation, our business results and/or ability to remain as an employer of choice.

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

Our ability to make scheduled payments on or to refinance any current or future debt obligations or other contractual obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any current or future indebtedness. If our cash flows and capital resources are insufficient to fund any current or future debt obligations or contractual obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness or other contractual obligations. Inflation and elevated interest rates have the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the fees we charge our clients or if increased prices may lead to our clients requesting fewer services. The existence of inflation in the economies in which we operate has resulted in, and may continue to result in, elevated interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected.

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $546.8 million, of which $62.9 million and $100.7 million was invested in Treasury securities and money market funds, respectively. We monitor developments relating to the liquidity of these instruments on a regular basis. Cash, cash equivalents, and short-term investments are maintained in global and regional U.S. and non-U.S. financial institutions. In the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions where we maintain a banking relationship, there can be no assurance that we will be able to access our cash, cash equivalents and short-term investments or enter into new financing arrangements on favorable terms and could result in a loss of funds. Our inability to access our cash or other assets could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which may have a material adverse effect on our business, financial condition and results of operations.

Our international operations are subject to certain risks, which may affect our revenue.

For the year ended December 31, 2024, we earned 15% of our total revenues from our international operations. We intend to continue to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry special financial, business, regulatory and reputational risks, which could include the following: greater difficulties in managing and staffing foreign operations; language and cultural differences; reliance on third-party service providers; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers; sanctions; restrictions on travel; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; economic and geopolitical uncertainty; and military conflicts or other catastrophic events that reduce business activity; and disasters or other business continuity threats, such as pandemics, other man-made or natural disasters, or disruptions involving communications and information systems or other services.

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

New lines of business, new jurisdictions, joint ventures, and/or strategic investments may result in additional risks and uncertainties in our business.

To the extent we enter into new lines of business, new jurisdictions, joint ventures, and/or strategic investments, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business.

Entry into certain lines of business, joint ventures, strategic investments or jurisdictions may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to entering into new lines of business. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations could be materially adversely affected. Additionally, the value of our goodwill may be materially and adversely impacted if our strategic investments do not perform in a manner consistent with our assumptions. Future evaluations requiring an impairment to goodwill and other intangible assets could have a material adverse effect on our results of operations in the period in which impairment occurs.

Restrictions in the credit agreement governing our revolving credit facility may impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests.

We have access to a revolving credit facility in an aggregate principal amount of up to $100 million.

The credit agreement governing such revolving credit facility contains a number of significant covenants that, among other things, would require us to maintain certain minimum tangible net worth and maximum leverage levels and the covenants may restrict our ability to: sell assets; incur more indebtedness; repay certain indebtedness; make certain investments or business acquisitions; make certain capital expenditures; engage in business mergers or consolidations; and engage in certain transactions with subsidiaries and affiliates.

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

Risks Relating to Talent and Competition

We depend on the efforts and reputations of our Chief Executive Officer and other key personnel.

We depend on the efforts and reputations of our Chief Executive Officer and other senior bankers. Our senior banking team’s reputations and relationships with clients and potential clients are critical elements in the success of our business. Our Chief Executive Officer and other senior executives and bankers are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, maintaining relationships with our clients, executing transactions, and identifying business opportunities. The loss of one or more of these executives or other key individuals could impair our business and its growth until qualified replacements are found. We may not be able to replace these individuals quickly or with persons of equal experience and capabilities. Although we have employment agreements with these individuals, we cannot prevent them from terminating their employment with us. In addition, in certain jurisdictions we may not have access to non-competition agreements and in other jurisdictions our non-competition agreements with such individuals may not be enforced by the courts or could be banned by future rule making. The loss of the services of any of them, in particular our Chief Executive Officer, could have a material adverse effect on our business, including our ability to attract clients.

Our future growth will depend on, among other things, our ability to successfully identify, recruit, motivate and develop talent and will require us to commit additional resources.

It typically takes time for our newly recruited professionals to become effective and profitable. During that time, we may incur significant expenses and expend significant time and resources toward their training, integration and business development. We may face difficulties in, or increases in, the cost of recruiting and retaining employees of a caliber consistent with our business strategy. If we are unable to recruit and develop profitable professionals, we will not be able to implement and execute our growth strategy and our financial results could be materially adversely affected.

The near-term vesting of equity awarded to key personnel may diminish our ability to retain and motivate our professionals. There is no guarantee that our current non-competition and compensation arrangements with our professionals, in which we mandatorily defer a substantial portion of their annual incentive bonus in the form of cash and/or equity awards with multi-year vesting periods, will provide sufficient protections or incentives to prevent our partners and other key personnel from resigning to join our competitors. The departure of a number of partners or groups of professionals could have a material adverse effect on our business and profitability. In addition, existing and proposed laws, rules and regulations that seek to limit or curtail the enforceability of non-competition, non-solicitation, confidentiality and similar restrictive covenant clauses could make it more difficult to retain qualified personnel.

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

U.S. regulators and enforcement agencies, including the U.S. Department of Justice, the SEC, and the United Kingdom and other jurisdictions continue to devote significant resources to various enforcement initiatives. While we have developed and implemented policies and procedures for our employees and contractors to be compliant with anti-bribery, anti-money laundering, anti-corruption, and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated applicable laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our Class A common stock.

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

Our primary competitors are large financial institutions, many of which have far greater financial and other resources and have the ability to offer a wider range of products and services. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who are able to, and often do, provide financing or market making services that are often a crucial component of the types of transactions on which we advise. In addition to our larger competitors, over the last several years the growth of existing investment banks and the number of independent investment banks that offer independent advisory services has increased. As these independent firms or new entrants into the market seek to gain market share, we could experience pricing and competitive pressures, which would adversely affect our revenues and earnings.

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

Our ability to conduct business and our operating results, may be adversely affected as a result of complying with any new or existing requirements, such as the requirement to maintain sufficient net capital in order to provide certain services, as imposed by the SEC, FINRA or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and regulatory organizations. In addition, some of our current or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with U.S. and international regulation. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them. Further, changes to existing tax laws and regulations in the U.S. and in other jurisdictions in which we and our clients operate may reduce the level of M&A activity, including cross-border M&A activity, such as the Organization for Economic Cooperation and Development's proposals to create an agreed set of international rules for fighting base erosion and profit sharing, including Pillar One and Pillar Two, such that tax laws in countries in which we do business could change on a prospective or retrospective basis.

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

Since we operate our business both in the U.S. and internationally, we are subject to many distinct broker-dealer, employment, labor, benefits, privacy and tax laws in each jurisdiction in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with other new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected, or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.

The European Union’s ("EU") General Data Protection Regulations (“GDPR”) regulate how businesses can collect, use and process the personal data of EU residents. As we engage in significant business in the EU, we are subject to the GDPR’s requirements. The GDPR has extraterritorial effect and imposes a mandatory duty on businesses to self-report personal data breaches to authorities, and, under certain circumstances, to affected individuals. The GDPR also grants individuals the right to erasure (commonly referred to as the right to be forgotten), which may put a burden on us to erase records upon request. Compliance with the GDPR’s requirements may increase our legal, compliance and operational costs. Non-compliance with the GDPR’s requirements can result in significant penalties, which may have a material adverse effect on our business, expose us to legal and regulatory costs and impair our reputation.

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

A significant portion of the voting power in PJT Partners Inc. is controlled by holders of our Class B common stock, whose interests may differ from those of our public stockholders that hold our Class A common stock.

The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes that is equal to the aggregate number of vested and unvested Partnership Units in PJT Partners Holdings LP held by such holder on all matters presented to stockholders of PJT Partners Inc. other than director elections and removals. With respect to the election and removal of directors of PJT Partners Inc., shares of Class B common stock initially entitle holders to only one vote per share. However, the voting power of Class B common stock with respect to the election and removal of directors of PJT Partners Inc. may be increased to up to the number of votes to which a holder is then entitled on all other matters presented to stockholders.

At December 31, 2024, our executive officers and directors held and/or controlled (including by way of the proxy granted to our Chief Executive Officer by certain executive officers of our former Parent in connection with the spin-off) 24.7% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 34.0% of the voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At December 31, 2024, our Class B common stockholders held 30.6% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 39.8% of the voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including our Chief Executive Officer, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of our Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including our Chief Executive Officer, have the ability to exercise increased influence over the outcome of director elections and removals as well.

Additionally, as of December 31, 2024, our Class B common stockholders own 39.7% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unit holders’ tax or other considerations even where no similar benefit would accrue to us.

PJT Partners Inc. may be required to make payments under a tax receivable agreement for most of the benefits relating to certain tax depreciation or amortization deductions that we may claim as a result of certain increases in tax basis.

Holders of Partnership Units (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement, as amended), to exchange all or part of their Partnership Units. Further, the Company may also require holders of Partnership Unit who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The Company retains the sole option to determine whether to settle the exchange in either cash or for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

This payment obligation is an obligation of PJT Partners Inc. and not of PJT Partners Holdings LP. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the exchanges and increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP, the payments that PJT Partners Inc. may make under the tax receivable agreement will be substantial.

In certain cases, such as upon a change in control, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement.

The tax receivable agreement provides that upon certain changes of control, or if, at any time, PJT Partners Inc. elects an early termination of the tax receivable agreement, PJT Partners Inc.’s obligations under the tax receivable agreement (with respect to all Partnership Units whether or not previously exchanged) would be calculated by reference to the value of all future payments that holders of Partnership Units would have been entitled to receive under the tax receivable agreement using certain valuation assumptions, including that PJT Partners Inc. will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Partnership Units that have not been exchanged are deemed exchanged for the market value of the shares of our Class A common stock at the time of termination. In addition, if PJT Partners Inc. elects an early termination of the tax receivable agreement, holders of Partnership Units will generally not reimburse us for any payments previously made under the tax receivable agreement if such tax basis increase is successfully challenged by the IRS. PJT Partners Inc.’s ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreement, payments under the tax receivable agreement could be in excess of PJT Partners Inc.’s actual cash tax savings.

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of our Class A common stock of $157.81 and the Early Termination Rate (Secured Overnight Financing Rate (“SOFR”) plus 100 basis points) of 5.89% at December 31, 2024, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2024, the aggregate amount of these termination payments would be $357.4 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our Restated Certificate of Incorporation and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting the Board to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm the price of shares of our Class A common stock.

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

See “Certain Relationships and Related Person Transactions—The Limited Partnership Agreement” in our definitive proxy statement filed in connection with our 2024 Annual Meeting of Stockholders (our “2024 Proxy Statement”).

Risks Relating to Our Class A Common Stock

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional Partnership Units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2024, we had 2,965,967,941 shares of PJT Partners Inc. Class A common stock authorized but unissued, including 15,695,804 shares of PJT Partners Inc. Class A common stock that may be issued upon exchange of Partnership Units. Our Restated Certificate of Incorporation authorizes us to issue these shares of PJT Partners Inc. Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. Since October 1, 2015, the Company has authorized 33 million shares of PJT Partners Inc. Class A common stock for issuance of new awards under our Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan, of which 13.3 million were available for issuance as of December 31, 2024. Any PJT Partners Inc. Class A common stock that we issue, including under our Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of PJT Partners Inc.

The market price of our Class A common stock may decline due to the large number of shares of our Class A common stock eligible for future sale and large number of Partnership Units eligible for exchange.

The market price of shares of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue or sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate.

In addition, we and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement, as amended. See “Certain Relationships and Related Person Transactions—Exchange Agreement” in our 2024 Proxy Statement. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of our Class A common stock or to settle exchanges by issuing our Class A common stock to the exchanging Partnership Unit holder. The market price of shares of our Class A common stock could decline as a result of issuances or sales of our Class A common stock to fund exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of our Class A common stock received in stock-settled exchanges or, in each case, the perception that such issuances or sales could occur. These issuances or sales, or the possibility that they may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

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

The repurchases under the share repurchase plan will reduce our “public float,” (the number of shares of our Class A common stock that are owned by non-affiliated stockholders and available for trading in the securities markets), which may reduce the volume of trading in our shares and result in reduced liquidity and cause fluctuations in the trading price of our common stock unrelated to our performance. Furthermore, certain institutional holders of shares of our Class A common stock (including index funds) may require a minimum market capitalization of each of their holdings in excess of our market capitalization and therefore be required to dispose of shares of our Class A common stock, which may cause the value of our Class A common stock to decline. There can be no assurance that this reduction in our public float will not result in a lower share price or reduced liquidity in the trading market for shares of our Class A common stock during and upon completion of our share repurchase plan.

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

Cybersecurity Strategy and Risk Management

Our Cybersecurity and Technology Risk Program (the “Program”) is designed to protect critical assets, scale with business growth and identify and mitigate threats, enabling us to securely conduct the Company’s business. The Program’s design applies concepts from the frameworks of the National Institute of Standards and Technology (“NIST”) as guidelines, incorporating their applicable principles while adapting certain elements to align with our specific operational needs and objectives. The Program and other cybersecurity processes have been integrated into our overall risk management framework.

Information Security Policies and Procedures

As part of the Program, the Company has adopted Information Security Policies and Procedures (“ISP”) that utilize concepts set forth in the NIST Special Publications and Internal/Interagency Reports and other industry-accepted guidance.

The ISP sets forth the controls and activities designed to protect our systems and data, such as establishing network perimeter security, managing system access, monitoring user activity and maintaining physical security. Other components of the Program related to assessing, identifying and managing risks from cybersecurity threats include annual cybersecurity training for all employees, regular review and update of our business critical and financial systems and the use of a variety of tools and methods to manage access to, and maintain the integrity of, our information systems. Our employees are critical in helping mitigate our cybersecurity risk and we continue to raise awareness and engagement through our formal training, frequent phishing campaigns and communication from our information security team with reinforcement from senior leaders across the Company. We also perform annual external penetration tests to identify certain potential vulnerabilities, and maintain a business continuity plan, which is tested annually.

The Company engages third parties to test and advise on the Program, including to conduct our annual external penetration test. At times, the Company may engage external experts to support the Program by, for example, facilitating an internal audit, advising on a cybersecurity incident or advising on legal and regulatory requirements.

The Company has processes to identify risks from cybersecurity threats associated with its use of third-party service providers. Each third-party service provider is evaluated at onboarding for compliance with our cybersecurity standards. Risks identified through this assessment are logged and remediation plans are discussed with appropriate stakeholders.

Cyber Incident Response Plan

The Company has adopted a written Cyber Incident Response Plan (the “Plan”) to guide our response to cybersecurity incidents. The Plan established the Cyber Incident Response Team (“CIRT”), which is responsible for leading the Company’s response in the event of a cybersecurity incident and is comprised of the Company’s Chief Technology Officer (“CTO”), Chief Information Security Officer ("CISO") and Chief Operating Officer as well as other senior management.

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

Cybersecurity Governance

Board Oversight

Our Board retains responsibility for the oversight of management’s role in assessing and managing cybersecurity risk. The Board is aware of the threats presented by cybersecurity incidents and is committed to taking measures to help prevent and mitigate the effects of any such incidents. The Company’s management team, and either the CTO or the CISO or both, report at least twice annually to the Board on risks and issues including to evaluate the status of our cybersecurity efforts. The Board also discusses cybersecurity issues with external experts.

Management Oversight

The CIRT also acts as a cybersecurity risk committee. The CIRT has responsibilities that include receiving and reviewing reports from the CTO and CISO on their management, monitoring and coordination of the Company’s cybersecurity and technology risk management and any required remedial or corrective actions, reviewing reports from the CTO and CISO on the effectiveness of the ISP and serving as the primary response and escalation point for cybersecurity matters under the ISP.

CIRT members regularly report to the Operational Risk Committee, which is part of our overall risk management framework. The Operational Risk Committee is responsible for incorporating risk management considerations into our business activities. The Operational Risk Committee reports to the Executive Committee, our principal management-level policy-making committee that reports directly to the Board. Under the Plan, the Executive Committee is responsible for escalating and informing the Board about significant cybersecurity incidents and steps being taken by management to address them. In the event of an ongoing threat incident, the CIRT may engage directly with members of the Executive Committee in real-time.

Our CISO leads management’s efforts to assess and manage cybersecurity risks through execution and enforcement of the Program, implementation of the ISP, reporting cybersecurity risks to senior managers of the Company, and meeting at least twice annually with the Board to discuss cybersecurity risks. The CISO works closely with the CTO, the Company’s Executive Committee and other senior managers, including through his participation in the Operational Risk Committee and the CIRT.

In addition to the processes described above, our CISO leads a team of information security specialists with which he holds dedicated cybersecurity meetings and regularly reviews key cybersecurity metrics. The information security team monitors public cybersecurity threats and meets with external experts periodically to review these threats and to stay abreast of the evolving threat landscape. Our CISO brings over 25 years of experience in the field of cybersecurity and technology infrastructure having held similar roles at leading global asset managers and investment banks. He has a broad technical background in information security strategy, risk management, and enterprise system design.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York 10017. We currently lease office space for our employees in Boston, Chicago, Dubai, Frankfurt, Hong Kong, Houston, London, Los Angeles, Madrid, Munich, Paris, Riyadh, San Francisco, and Tokyo. We do not own any real property. We consider these arrangements to be adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and its affiliates may be subject to legal proceedings and claims in the ordinary course of business. In addition, government agencies and regulatory organizations in countries in which we conduct business undertake periodic examinations and may initiate administrative proceedings regarding the Company’s and its affiliates’ businesses, including, among other matters, accounting, compliance, and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, or its directors, officers or employees. It is our policy to cooperate fully with such governmental requests, examinations and administrative proceedings. We believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

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

As of February 20, 2025, there were 71 holders of record of our Class A common stock. This does not include the number of holders that hold our Class A common stock in “street name” through banks or broker-dealers.

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

Our revolving credit facility includes, and financing arrangements that we may enter into in the future may include, restrictive covenants that may limit our ability to pay dividends or repurchase our capital stock. In addition, PJT Partners Holdings LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PJT Partners Holdings LP (with certain exceptions) exceed the fair value of its assets. Subsidiaries of PJT Partners Holdings LP are generally subject to similar legal limitations on their ability to make distributions to PJT Partners Holdings LP.

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

The stock performance graph below compares the performance of an investment in our Class A common stock from December 31, 2019 through December 31, 2024, with that of the S&P 500 Index and the S&P Financials Index. The graph assumes $100 was invested in our Class A common stock on December 31, 2019, and in the S&P 500 Index and the S&P Financials Index on December 31, 2019. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2024

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
October 1 to October 31	69,000	$141.04	69,000	$317.4 million
November 1 to November 30	92,500	156.11	92,500	303.0 million
December 1 to December 31	157,500	160.86	157,500	277.7 million
Total	319,000	$155.19	319,000	$277.7 million

(a)
On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of December 31, 2024, the Company had $277.7 million remaining under the existing authorization. Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

There were no unregistered sales/issuances of equity securities during the fourth quarter of 2024.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. There are several factors influencing global M&A activity in the intermediate term, including monetary policy, greater economic and geopolitical uncertainty and global growth. Worldwide M&A announced volumes in 2024 were up 10% compared with 20231. How these macroeconomic factors will impact the strength of strategic activity in the intermediate term is still uncertain. While we expect the markets to recover to historical relationships between M&A activity and broader market benchmarks, the pace of such recovery remains unclear.

Global restructuring and special situations activity remained strong throughout 2024 due to continued elevated levels of liability management and more traditional balance sheet restructurings. A number of factors continue to drive activity, as corporates and sponsors confront elevated interest rates, challenged business models, technological disruption, and changing consumer preferences. Activity throughout 2024 was dispersed across companies, creditors and financial sponsors as well as a broad cross section of industries and geographies, demonstrating a continued multi-year cycle of elevated activity, particularly in liability management.

Fund placement activity remained challenged in 2024 given the global macroeconomic environment and supply of alternative investment opportunities in the market seeking capital. Additionally, limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high as a flight to quality persists. As it relates to private capital solutions, investors' need for liquidity continues to be a driver for increased market volumes, and, absent any unexpected macroeconomic headwinds, these favorable conditions should persist.

1 Source: LSEG Global Mergers & Acquisitions Review for Full Year of 2024 as of December 31, 2024.

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

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards. Changes in this expense are driven by fluctuations in the number of employees, the composition of our workforce, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our restricted and unrestricted cash award and equity plans can also have a significant impact and may vary from year to year. Certain awards are expensed over the requisite service period for partners and employees who are or will become retirement eligible prior to the stated vesting date. Over time, a greater number of partners and employees may become retirement eligible and the related requisite service period over which the expense is recognized will be shorter than the stated vesting period.

We maintain compensation programs, including salaries, annual incentive compensation (that may include components of unrestricted cash, restricted cash and/or equity-based awards) and benefits programs. We manage compensation to estimates of competitive levels based on market conditions and performance. Our level of compensation reflects our objective to maintain competitive compensation levels to retain key personnel and it reflects the impact of newly-hired senior professionals, including related grants of equity awards that are generally valued at their grant date fair value.

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
•
Travel and Related – consisting primarily of costs for our partners and employees to render services where our clients are located;
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

The Organization for Economic Co-operation and Development ("OECD") Pillar Two Model Rules ("Pillar Two") set forth a global 15% minimum tax on the income arising in each jurisdiction in which we operate. Many jurisdictions have implemented or are in the process of implementing changes contemplated by Pillar Two, and when enacted by the various jurisdictions in which we do business, such changes may increase our taxes in such jurisdictions. Based on the available legislation, we concluded that Pillar Two did not have a material impact on our 2024 consolidated financial statements. The OECD continues to release additional guidance, including administrative guidance on interpretation and application of Pillar Two. We will continue to assess the potential future impacts of Pillar Two and will continue to review and monitor the issuance of additional guidance by both the OECD and various foreign jurisdictions.

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

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$1,314,003	$1,026,646	$823,496	$287,357	28%	$203,150	25%
Placement Fees	146,258	102,611	192,890	43,647	43%	(90,279)	(47%)
Interest Income and Other	32,916	23,925	9,119	8,991	38%	14,806	162%
Total Revenues	1,493,177	1,153,182	1,025,505	339,995	29%	127,677	12%
Expenses
Compensation and Benefits	1,032,070	805,385	669,141	226,685	28%	136,244	20%
Occupancy and Related	50,695	40,420	35,253	10,275	25%	5,167	15%
Travel and Related	37,003	31,190	30,404	5,813	19%	786	3%
Professional Fees	37,619	36,581	27,200	1,038	3%	9,381	34%
Communications and Information Services	20,050	17,157	16,897	2,893	17%	260	2%
Depreciation and Amortization	12,799	14,047	15,475	(1,248)	(9%)	(1,428)	(9%)
Other Expenses	32,372	30,793	29,664	1,579	5%	1,129	4%
Total Expenses	1,222,608	975,573	824,034	247,035	25%	151,539	18%
Income Before Provision for Taxes	270,569	177,609	201,471	92,960	52%	(23,862)	(12%)
Provision for Taxes	32,096	31,927	36,699	169	1%	(4,772)	(13%)
Net Income	238,473	145,682	164,772	92,791	64%	(19,090)	(12%)
Net Income Attributable to Non-Controlling Interests	104,080	63,883	74,238	40,197	63%	(10,355)	(14%)
Net Income Attributable to PJT Partners Inc.	$134,393	$81,799	$90,534	$52,594	64%	$(8,735)	(10%)

Revenues

The following table provides revenue statistics for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Total Number of Clients	420	381	405
Total Number of Fees of at least $1 Million from Client Transactions	230	198	187

There were no clients representing greater than 10% of revenues for the years ended December 31, 2024, 2023 and 2022.

Total Revenues were $1,493.2 million for the year ended December 31, 2024, compared with $1,153.2 million for the year ended December 31, 2023, a 29% increase. Advisory Fees were $1,314.0 million for the year ended December 31, 2024, an increase of $287.4 million compared with $1,026.6 million for the year ended December 31, 2023. The increase in Advisory Fees was due to increases in strategic advisory, restructuring and private capital solutions. Placement Fees were $146.3 million for the year ended December 31, 2024, an increase of $43.6 million compared with $102.6 million for the year ended December 31, 2023. The increase in Placement Fees was due to an increase in fund placement revenues. Interest Income and Other revenues were $32.9 million, an increase from $23.9 million in the prior year, principally due to higher interest income as a result of higher average cash, cash equivalents and short-term investments balances.

Expenses

Expenses were $1,222.6 million for the year ended December 31, 2024, an increase of $247.0 million compared with $975.6 million for the year ended December 31, 2023. The increase in expenses was principally attributable to increases in Compensation and Benefits, Occupancy and Related, Travel and Related, and

Communications and Information Services expenses of $226.7 million, $10.3 million, $5.8 million, and $2.9 million, respectively. The increase in Compensation and Benefits was driven by higher revenues compared with the prior year period, partially offset by a lower accrual rate. Occupancy and Related increased principally due to the expansion of, and lease term extension for, our New York headquarters in the fourth quarter of 2023 and further expansion of our London office in the third quarter of 2024. Travel and Related increased due to increased levels of business travel. Communications and Information Services increased principally due to investments in technology infrastructure.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2024, was $32.1 million compared with $31.9 million for the year ended December 31, 2023. This resulted in an effective tax rate of 11.9% and 18.0%, respectively, based on our Income Before Provision for Taxes of $270.6 million and $177.6 million for the years ended December 31, 2024 and 2023, respectively.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is calculated by multiplying the Income Before Provision for Taxes by the percentage allocation of the income between the holders of common units of partnership interest in PJT Partners Holdings LP ("Partnership Units") and holders of PJT Partners Inc. Class A common stock after considering any contractual arrangements that govern the allocation of income.

We have omitted the discussion of the earliest of the three years covered in the 2024 Annual Report on Form 10-K. Such discussion is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2024, and is incorporated herein by reference.

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

On July 29, 2024, PJT Partners Holdings LP, as borrower the ("Borrower"), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with aggregate principal amount of up to $100 million and replaced the Company's Renewal and Modification Agreement and Amended and Restated Loan Agreement with First Republic Bank (now part of JPMorgan Chase) in its entirety. Further information regarding the Credit Agreement can be found in Note 14. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

As of December 31, 2024, there were no borrowings outstanding under the Credit Agreement. As of December 31, 2023, there were no borrowings outstanding under then-existing Renewal and Modification Agreement and the Amended and Restated Loan Agreement with First Republic Bank (now part of JPMorgan Chase).

As of December 31, 2024, the Company was in compliance with the debt covenants under the Credit Agreement. As of December 31, 2023, the Company was in compliance with the debt covenants under then-existing Renewal and Modification Agreement and the Amended and Restated Loan Agreement with First Republic Bank (now part of JPMorgan Chase).

We evaluate our cash needs on a regular basis. As of December 31, 2024 and 2023, we had cash, cash equivalents and short-term investments of $546.8 million and $436.9 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, money market funds or Treasury securities. Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of December 31, 2024 and 2023, total accounts receivable, net of allowance for credit losses, was $320.8 million and $263.5 million, respectively. As of December 31, 2024 and 2023, the allowance for credit losses was $2.5 million and $2.4 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $88.6 million and $84.4 million as of December 31, 2024 and 2023, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Regulatory Capital

We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 15. “Regulated Entities” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our business. We actively monitor our regulatory capital base and we believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

Our activities may also be subject to regulation, including regulatory capital requirements, by various other foreign jurisdictions and self-regulatory organizations.

We do not anticipate that compliance with any and all such requirements will materially adversely impact the availability of funds for domestic and parent-level purposes.

Exchange Agreement

Subject to the terms and conditions of the exchange agreement, as amended, between us and certain of the holders Partnership Units (other than PJT Partners Inc.), holders of Partnership Units have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of the Partnership Units. Further, the Company may also require holders of Partnership Unit who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. We retain the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of PJT Partners Inc. Class A common stock or to settle exchanges by issuing PJT Partners Inc. Class A common stock to the exchanging holder of Partnership Units.

See Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of December 31, 2024, we had $277.7 million remaining under our existing authorization. Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

See Note 11. “Stockholders’ Equity—Treasury Stock” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information.

Commitments and Contingencies

Litigation

With respect to our litigation matters, including any litigation discussed under the caption “Legal Proceedings” elsewhere in this report, we are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including, but not limited to, quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts or the status of any settlement negotiations. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.0 million and $2.3 million as of December 31, 2024 and 2023, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

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

As of December 31, 2024, we had an amount due of $29.3 million pursuant to the tax receivable agreement, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in Note 2. “Summary of Significant Accounting Policies—Amount Due Pursuant to Tax Receivable Agreement” and Note 13. “Transactions with Related Parties—Tax Receivable Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Estimating the amount of payments that may be made under the tax receivable agreement entered into with the holders of Partnership Units (other than PJT Partners Inc.) is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP, the payments that PJT Partners Inc. may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes. Late payments under the tax receivable agreement generally will accrue interest at an uncapped rate equal to SOFR plus 500 basis points.

Pursuant to the employee matters agreement entered into with our former Parent, we have agreed to pay the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. The amount of the tax benefit liability was $0.5 million as of December 31, 2024. Further disclosure regarding this liability is provided in Note 14. “Commitments and Contingencies—Transactions and Agreements with former Parent, Employee Matters Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Revenue from Contracts with Customers

At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or a bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Additionally, we allocate the transaction price to the respective performance obligation(s) by estimating the amount of consideration in which we expect to be entitled to in exchange for transferring the promised services to the customer.

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

Compensation and Benefits

Compensation and Benefits includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards. Compensation costs relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Restricted cash awards are expensed over the vesting period on a straight-line basis. Certain awards are expensed over the expected service period for partners and employees who are or will become retirement eligible prior to the stated vesting date.

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

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include short-term highly liquid investments and money market funds that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and cash equivalents are maintained in U.S. and non-U.S. bank accounts and are held at ten financial institutions. In addition to cash and cash equivalents, we hold investments in Treasury securities, certain of which are classified as Investments in our Consolidated Statements of Financial Condition. We believe our cash, cash equivalents and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk based on our diversified use of global and regional financial institutions and the short-term nature of the securities.

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of December 31, 2024 and 2023, the allowance for credit losses was $2.5 million and $2.4 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the transaction currency and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Hong Kong dollar, the Japanese yen, the United Arab Emirates dirham, and the Saudi riyal. For the years ended December 31, 2024, 2023 and 2022, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated Statements of Comprehensive Income were a loss of $2.2 million, a gain of $3.2 million and a loss of $5.3 million, respectively, and in Interest Income and Other in the Consolidated Statements of Operations, losses of $2.0 million, $3.5 million and a gain of $0.9 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. Given the geopolitical uncertainty and the ongoing economic impact, elevated interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PJT Partners Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
•
We selected a sample of contracts for which revenue was recognized prior to December 31st and shortly thereafter and performed the following:
o
Evaluated whether the Company appropriately recognized revenue in the correct period by obtaining and evaluating evidence, including, but not limited to, inquiry with management, transaction close documents, transaction related press releases, confirmations, court approvals, executed agreements and communications regarding the extent of uncertainty associated with variable consideration.
o
Evaluated whether it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur by obtaining and evaluating evidence indicated above.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2025

We have served as the Company’s auditor since 2015.

PJT Partners Inc.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2024	2023
Assets
Cash and Cash Equivalents	$483,877	$355,543
Investments (at fair value)	62,912	81,382
Accounts Receivable (net of allowance for credit losses of $2,525 and $2,391 at December 31, 2024 and December 31, 2023, respectively)	320,783	263,529
Intangible Assets, Net	13,033	12,960
Goodwill	191,614	172,725
Furniture, Equipment and Leasehold Improvements, Net	22,137	25,901
Operating Lease Right-of-Use Assets	312,903	299,200
Other Assets	142,892	151,278
Deferred Tax Asset, Net	85,183	72,460
Total Assets	$1,635,334	$1,434,978
Liabilities and Equity
Accrued Compensation and Benefits	$299,255	$174,402
Accounts Payable, Accrued Expenses and Other Liabilities	33,624	22,302
Operating Lease Liabilities	354,520	330,600
Amount Due Pursuant to Tax Receivable Agreement	29,343	29,672
Taxes Payable	7,353	6,573
Deferred Revenue	9,596	10,265
Total Liabilities	733,691	573,814
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 34,032,059 and 32,356,489 issued at December 31, 2024 and December 31, 2023, respectively; 23,688,184 and 24,185,439 outstanding at December 31, 2024 and December 31, 2023, respectively)	340	324
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 125 issued and outstanding at December 31, 2024; 144 issued and outstanding at December 31, 2023)	—	—
Additional Paid-In Capital	688,702	619,702
Retained Earnings	228,594	118,332
Accumulated Other Comprehensive Loss	(1,661)	(467)
Treasury Stock at Cost (10,343,875 and 8,171,050 shares at December 31, 2024 and December 31, 2023, respectively)	(728,962)	(493,222)
Total PJT Partners Inc. Equity	187,013	244,669
Non-Controlling Interests	714,630	616,495
Total Equity	901,643	861,164
Total Liabilities and Equity	$1,635,334	$1,434,978

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Advisory Fees	$1,314,003	$1,026,646	$823,496
Placement Fees	146,258	102,611	192,890
Interest Income and Other	32,916	23,925	9,119
Total Revenues	1,493,177	1,153,182	1,025,505
Expenses
Compensation and Benefits	1,032,070	805,385	669,141
Occupancy and Related	50,695	40,420	35,253
Travel and Related	37,003	31,190	30,404
Professional Fees	37,619	36,581	27,200
Communications and Information Services	20,050	17,157	16,897
Depreciation and Amortization	12,799	14,047	15,475
Other Expenses	32,372	30,793	29,664
Total Expenses	1,222,608	975,573	824,034
Income Before Provision for Taxes	270,569	177,609	201,471
Provision for Taxes	32,096	31,927	36,699
Net Income	238,473	145,682	164,772
Net Income Attributable to Non-Controlling Interests	104,080	63,883	74,238
Net Income Attributable to PJT Partners Inc.	$134,393	$81,799	$90,534
Net Income Per Share of Class A Common Stock
Basic	$5.28	$3.24	$3.61
Diluted	$4.92	$3.12	$3.51
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,454,445	25,255,327	25,077,835
Diluted	44,105,131	41,882,034	26,616,640

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Net Income	$238,473	$145,682	$164,772
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(2,232)	3,249	(5,304)
Comprehensive Income	236,241	148,931	159,468
Less:
Comprehensive Income Attributable to Non- Controlling Interests	103,042	65,325	71,839
Comprehensive Income Attributable to PJT Partners Inc.	$133,199	$83,606	$87,629

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interests	Total
Balance at December 31, 2023	32,356,489	144	(8,171,050)	$324	$—	$619,702	$118,332	$(467)	$(493,222)	$616,495	$861,164
Net Income	—	—	—	—	—	—	134,393	—	—	104,080	238,473
Other Comprehensive Loss	—	—	—	—	—	—	—	(1,194)	—	(1,038)	(2,232)
Dividends Declared ($1.00 Per Share of Class A Common Stock)	—	—	—	—	—	—	(24,131)	—	—	—	(24,131)
Tax Distributions	—	—	—	—	—	—	—	—	—	(47,821)	(47,821)
Equity-Based Compensation	—	—	—	—	—	185,371	—	—	—	23,814	209,185
Net Share Settlement	—	—	—	—	—	(37,477)	—	—	—	—	(37,477)
Deliveries of Vested Shares of Class A Common Stock	1,675,570	—	—	16	—	(16)	—	—	—	—	—
Change in Ownership Interest	—	(19)	—	—	—	(78,878)	—	—	—	19,100	(59,778)
Treasury Stock Purchases	—	—	(2,172,825)	—	—	—	—	—	(235,740)	—	(235,740)
Balance at December 31, 2024	34,032,059	125	(10,343,875)	$340	$—	$688,702	$228,594	$(1,661)	$(728,962)	$714,630	$901,643

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interests	Total
Balance at December 31, 2022	31,062,575	158	(6,583,289)	$310	$—	$502,585	$60,969	$(2,274)	$(376,484)	$574,452	$759,558
Net Income	—	—	—	—	—	—	81,799	—	—	63,883	145,682
Other Comprehensive Income	—	—	—	—	—	—	—	1,807	—	1,442	3,249
Dividends Declared ($1.00 Per Share of Class A Common Stock)	—	—	—	—	—	—	(24,436)	—	—	—	(24,436)
Tax Distributions	—	—	—	—	—	—	—	—	—	(42,909)	(42,909)
Equity-Based Compensation	—	—	—	—	—	157,837	—	—	—	20,698	178,535
Net Share Settlement	—	—	—	—	—	(19,406)	—	—	—	—	(19,406)
Deliveries of Vested Shares of Class A Common Stock	1,293,914	—	—	14	—	(14)	—	—	—	—	—
Change in Ownership Interest	—	(14)	—	—	—	(21,300)	—	—	—	(1,071)	(22,371)
Treasury Stock Purchases	—	—	(1,587,761)	—	—	—	—	—	(116,738)	—	(116,738)
Balance at December 31, 2023	32,356,489	144	(8,171,050)	$324	$—	$619,702	$118,332	$(467)	$(493,222)	$616,495	$861,164

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

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net Income	$238,473	$145,682	$164,772
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	209,185	178,535	165,528
Depreciation and Amortization Expense	12,799	14,047	15,475
Amortization of Operating Lease Right-of-Use Assets	15,867	22,613	20,735
Deferred Taxes	(8,524)	(1,929)	1,784
Provision for Credit Losses	3,710	4,889	2,817
Other	(1,888)	(935)	2,793
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(55,920)	51,904	(32,497)
Other Assets	11,031	(33,515)	(42,659)
Accrued Compensation and Benefits	118,142	88,238	(35,347)
Accounts Payable, Accrued Expenses and Other Liabilities	(12,197)	(28,240)	(20,830)
Taxes Payable	908	3,022	105
Deferred Revenue	(636)	(2,777)	55
Net Cash Provided by Operating Activities	530,950	441,534	242,731
Investing Activities
Purchases of Investments	(369,988)	(328,767)	(143,929)
Proceeds from Sales and Maturities of Investments	392,074	298,348	94,128
Purchases of Furniture, Equipment and Leasehold Improvements	(3,298)	(3,927)	(3,434)
Cash Paid for Acquisition, Net of Cash Received	(10,727)	—	—
Net Cash Provided by (Used in) Investing Activities	8,061	(34,346)	(53,235)
Financing Activities
Dividends	(24,131)	(24,436)	(24,632)
Proceeds from Revolving Credit Facility	—	15,000	42,000
Payments on Revolving Credit Facility	—	(15,000)	(42,000)
Tax Distributions	(47,821)	(42,909)	(38,338)
Employee Taxes Paid for Shares Withheld	(37,477)	(19,406)	(17,792)
Cash-Settled Exchanges of Partnership Units	(60,677)	(22,288)	(15,120)
Treasury Stock Purchases	(235,104)	(116,738)	(109,484)
Payments Pursuant to Tax Receivable Agreement	(3,474)	(2,300)	(4,655)
Net Cash Used in Financing Activities	(408,684)	(228,077)	(210,021)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,993)	3,197	(6,721)
Net Increase (Decrease) in Cash and Cash Equivalents	128,334	182,308	(27,246)
Cash and Cash Equivalents, Beginning of Period	355,543	173,235	200,481
Cash and Cash Equivalents, End of Period	$483,877	$355,543	$173,235
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$36,082	$23,288	$28,578
Payments for Interest	$—	$20	$133

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

On October 1, 2015, Blackstone Inc. (the “former Parent”) distributed on a pro rata basis to its common unitholders all of the issued and outstanding shares of Class A common stock of PJT Partners Inc. held by it. This pro rata distribution is referred to as the “Distribution.” The separation of the PJT Partners business from the former Parent and related transactions, including the Distribution, the internal reorganization that preceded the Distribution and the acquisition by PJT Partners of PJT Capital LP (together with its general partner and their respective subsidiaries, “PJT Capital”) that occurred substantially concurrently with the Distribution, is referred to as the “spin-off.”

As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS, PJT Partners Japan K.K., and deNovo Corporate Advisors MENA LLC ("deNovo MENA"), deNovo Partners (DIFC) Limited ("deNovo DIFC"), and deNovo Partners Finance (collectively with deNovo MENA and deNovo DIFC, "deNovo Partners").

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

At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or a bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Additionally, the Company allocates the transaction price to the respective performance obligation(s) by estimating the amount of consideration in which the Company expects to be entitled to in exchange for transferring the promised services to the customer.

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

With respect to the transaction price, the consideration to which the Company expects to be entitled to is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved and the Company has determined it is probable that there is not a significant risk of a revenue reversal in the future. With respect to contracts to provide advisory services, fees may vary in each engagement, but payments are generally due promptly upon completion of a specified event or, for retainer fees, periodically over the course of the engagement. With respect to contracts to provide placement services, fees are generally payable upon completion of a fund closing or may be paid in installments over three or four years with interest being charged to the outstanding balance. With respect to such fees paid over time, the Company has determined there is not a significant financing component related to such contracts. Fees earned for placement services to corporate clients are typically payable upon completion.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include (i) highly liquid money market funds, (ii) short-term interest bearing and non-interest bearing accounts, and (iii) short-term investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are maintained in U.S. and non-U.S. bank accounts. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $10.7 million and $9.2 million as of December 31, 2024 and 2023, respectively.

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

Goodwill and Intangible Assets

Goodwill recorded arose from the contribution and reorganization of former Parent's predecessor entities in 2007 immediately prior to former Parent's initial public offering (“IPO”), the acquisition of PJT Capital LP that occurred on October 1, 2015, the acquisition of CamberView Partners Holdings, LLC (“CamberView”) that occurred on October 1, 2018 and the acquisition of deNovo Partners that occurred on October 1, 2024. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach and more frequently if circumstances indicate impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available that is regularly reviewed by management. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

The Company’s intangible assets are derived from (a) customer relationships that were established as part of former Parent's IPO and the acquisitions of CamberView and deNovo Partners, and (b) the value of the trade name as part of the acquisitions of PJT Capital LP, CamberView and deNovo Partners. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included in Depreciation and Amortization in the Consolidated Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Right-of-Use Assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company’s lease agreements generally do not provide an implicit rate, so the Company estimates the incremental borrowing rate considering the collateral, term and the economic environment of the lease arrangement with reference to the Company’s revolving credit agreement. Certain leases may include options to extend or terminate and the Company reflects such renewal or termination option in the lease term when it is reasonably certain to exercise the option.

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

Repurchases of Common Stock

Shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The Company may structure such repurchases as either a purchase of treasury stock or a retirement of shares. The Company records its purchases of treasury stock at cost, including excise tax on net share repurchases, as a separate component of Equity. The Company may re-issue treasury stock, at average cost.

Compensation and Benefits

Compensation and Benefits includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards. Compensation costs relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Restricted cash awards are expensed over the vesting period on a straight-line basis. Certain awards are expensed over the expected service period for partners and employees who are or will become retirement eligible prior to the stated vesting date.

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

Income Taxes

PJT Partners Inc. is a corporation subject to U.S. federal and state corporate income taxes in jurisdictions where it does business. The Company’s businesses generally operate as partnerships for U.S. federal and state purposes and as corporate entities in non-U.S. jurisdictions. In the U.S. federal and state jurisdictions, taxes related to income earned by these entities generally represent obligations of the individual members and partners.

PJT Partners Holdings LP and its operating subsidiaries are subject to certain state, local and foreign income taxes, as applicable. These taxes have been reflected in the Company’s consolidated financial statements.

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

The Organization for Economic Co-operation and Development ("OECD") Pillar Two Model Rules ("Pillar Two") set forth a global 15% minimum tax on the income arising in each jurisdiction in which the Company operates. Many jurisdictions have implemented or are in the process of implementing changes contemplated by Pillar Two, and when enacted by the various jurisdictions in which the Company does business, such changes may increase Company's taxes in such jurisdictions. Based on the available legislation, the Company concluded that Pillar Two did not have a material impact on its 2024 consolidated financial statements. The OECD continues to release additional guidance, including administrative guidance on interpretation and application of Pillar Two. The Company will continue to assess the potential future impacts of Pillar Two and will continue to review and monitor the issuance of additional guidance by both the OECD and various foreign jurisdictions.

Amount Due Pursuant to Tax Receivable Agreement

Holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement, as amended), exchange all or part of their Partnership Units. Further, the Company may also require Partnership Unit holders who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The Company retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. PJT Partners Holdings LP has made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of PJT Partners Inc. Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

Net Income Per Share of Class A Common Stock

Basic Net Income Per Share is computed using the weighted-average number of shares of PJT Partners Inc. Class A common stock outstanding; vested, undelivered restricted stock units (“RSUs”); and unvested RSUs that have met requisite service requirements.

Diluted Net Income Per Share is computed using the number of shares of PJT Partners Inc. Class A common stock included in the Basic Net Income Per Share calculation, and if dilutive, the incremental common stock that the Company would issue upon the assumed vesting of RSUs using the treasury stock method and the assumed conversion of Partnership Units using the if-converted method.

Contingencies and Litigation

Due to inherent difficulty of determining whether any loss is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. The Company records loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements, and (b) the amount of loss can be reasonably estimated. If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a loss will occur, the Company does not record an accrual for a loss contingency but describes the contingency and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made. Costs incurred with defending matters are expensed as incurred.

Insurance Reimbursements

Receipts from insurance reimbursements up to the amount of the losses recognized are considered recoveries. These recoveries are accounted for when they are probable of receipt. Insurance recoveries are not recognized prior to the recognition of the related loss. Any receivable for insurance recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable. Insurance reimbursements are recorded in Professional Fees and Other Expenses in the Consolidated Statements of Operations and in Other Assets in the Consolidated Statements of Financial Condition.

Recent Accounting Developments

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 primarily requires incremental segment information disclosures and enhanced disclosures about significant segment expenses. The guidance is effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted. The Company retrospectively adopted ASU 2023-07 on January 1, 2024.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvement to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 provides guidance to enhances existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.

In March 2024, the FASB issued Accounting Standards Update 2024-01, Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"). ASU 2024-01 provides guidance that clarifies appropriate accounting for profits interest and similar awards. The guidance is effective for annual and interim reporting periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2024-01 on January 1, 2025 with no material impact on its consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 primarily requires enhanced disclosures about certain types of expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Advisory Fees	$1,314,003	$1,026,646	$823,496
Placement Fees	146,258	102,611	192,890
Interest Income from Placement Fees and Other	15,795	17,019	10,173
Revenues from Contracts with Customers	$1,476,056	$1,146,276	$1,026,559

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of December 31, 2024, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $60.6 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $23.0 million, $22.6 million and $57.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. Such amounts related primarily to the provision of corporate and fund placement services. The majority of revenues recognized by the Company during the years ended December 31, 2024, 2023 and 2022 were predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, $10.0 million and $12.6 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. As of December 31, 2024 and 2023, the Company recorded $1.5 million and $2.0 million, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition primarily related to expense advances.

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$2,391	$1,945	$1,853
Provision for Credit Losses	3,710	4,889	2,817
Write-offs	(3,826)	(4,443)	(2,725)
Recoveries	250	—	—
Ending Balance	$2,525	$2,391	$1,945

Included in Accounts Receivable, Net is accrued interest of $3.7 million and $3.4 million as of December 31, 2024 and 2023, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $88.6 million and $84.4 million as of December 31, 2024 and 2023, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $3.5 million and $1.3 million as of December 31, 2024 and 2023, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $1.1 million and $0.6 million as of December 31, 2024 and 2023, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

	December 31,
	2024	2023
Beginning Balance	$172,725	$172,725
Goodwill Acquired	18,889	—
Ending Balance	$191,614	$172,725

As of December 31, 2024 and 2023, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	December 31,
	2024	2023
Finite-Lived Intangible Assets
Customer Relationships	$66,376	$61,276
Trade Name	9,900	9,800
Total Intangible Assets	76,276	71,076
Accumulated Amortization
Customer Relationships	(53,846)	(49,314)
Trade Name	(9,397)	(8,802)
Total Accumulated Amortization	(63,243)	(58,116)
Intangible Assets, Net	$13,033	$12,960

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$12,960	$17,880	$24,386
Additions	5,200	—	—
Amortization Expense	(5,127)	(4,920)	(6,506)
Ending Balance	$13,033	$12,960	$17,880

Amortization of Intangible Assets held at December 31, 2024 is expected to be $5.6 million for the year ending December 31, 2025, $4.0 million for the year ending December 31, 2026, and $0.7 million for each of the years ending December 31, 2027, 2028 and 2029. The intangible assets as of December 31, 2024 are expected to amortize over a weighted-average period of 3.6 years.

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2024	2023
Leasehold Improvements	$59,198	$56,456
Furniture and Fixtures	17,316	17,027
Office Equipment	7,197	6,467
Total Furniture, Equipment and Leasehold Improvements	83,711	79,950
Accumulated Depreciation	(61,574)	(54,049)
Furniture, Equipment and Leasehold Improvements, Net	$22,137	$25,901

Depreciation expense was $7.7 million, $9.1 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	December 31, 2024
	Level I	Level II	Level III	Total
Treasury Securities	$—	$62,912	$—	$62,912
Money Market Funds	—	100,726	—	100,726
Total	$—	$163,638	$—	$163,638

	December 31, 2023
	Level I	Level II	Level III	Total
Treasury Securities	$—	$183,514	$—	$183,514

Investments in Treasury securities were included in Investments at December 31, 2024 and in both Cash and Cash Equivalents and Investments at December 31, 2023 in the Consolidated Statements of Financial Condition. Investments in money market funds were included in Cash and Cash Equivalents at December 31, 2024 in the Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The Company’s pretax income is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2024	2023	2022
Income Before Provision for Taxes
Domestic	$309,432	$181,815	$237,635
International	(38,863)	(4,206)	(36,164)
Total	$270,569	$177,609	$201,471

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current
Federal Income Tax	$27,367	$22,907	$22,492
State and Local Income Tax	10,969	7,478	10,664
Foreign Income Tax	2,284	3,471	1,759
	40,620	33,856	34,915
Deferred
Federal Income Tax	(3,196)	(3,550)	534
State and Local Income Tax	(5,328)	1,599	1,151
Foreign Income Tax	—	22	99
	(8,524)	(1,929)	1,784
Provision for Taxes	$32,096	$31,927	$36,699

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2024	2023	2022
Income Before Provision for Taxes	$270,569	$177,609	$201,471
Provision for Taxes	$32,096	$31,927	$36,699
Effective Income Tax Rate	11.9%	18.0%	18.2%

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate:

	Year Ended December 31,
	2024	2023	2022
Expected Income Tax Expense at the Federal Statutory Rate	21.0%	21.0%	21.0%
Permanent Differences for Compensation	-3.4%	-0.4%	-0.8%
Income Not Subject to U.S. Corporate Income Taxes	-8.8%	-8.4%	-8.3%
Foreign Income Taxes	0.8%	1.1%	0.8%
State and Local Income Taxes, Net of Federal Benefit	2.8%	3.5%	3.9%
Return to Provision	0.3%	0.0%	0.8%
Rate Change Impact	-1.1%	0.8%	0.3%
Other	0.3%	0.4%	0.5%
Effective Income Tax Rate	11.9%	18.0%	18.2%

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2024	2023
Deferred Tax Assets
Operating Lease Liabilities	$49,256	$43,835
Tax Basis Step-Up from former Parent	4,551	7,515
Deferred Compensation	44,560	33,573
Partner Exchange Basis Step-Up	39,047	36,740
Fixed Assets	462	—
Other	5,926	4,769
Total Deferred Tax Assets	$143,802	$126,432
Deferred Tax Liabilities
Operating Lease Right-of-Use Assets	$45,827	$42,110
Intangible Assets	3,238	2,674
Fixed Assets	—	303
Other	9,554	8,885
Total Deferred Tax Liabilities	58,619	53,972
Deferred Tax Asset, Net	$85,183	$72,460

The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. The Company assesses positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction. The Company has concluded that it is more likely than not that the deferred tax assets will be realized.

The Company does not believe that it meets the indefinite reversal criteria that would allow the Company to refrain from recognizing any deferred tax liability with respect to its foreign subsidiaries. Accordingly, the Company records a deferred tax liability with respect to an outside basis difference in its investment in a foreign subsidiary, where applicable.

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. As of December 31, 2024, the Company is not generally subject to examination by the tax authorities for years before 2021.

The Company had no unrecognized tax benefits as of December 31, 2024 and 2023.

The Company does not anticipate a material increase or decrease in unrecognized tax benefits during the coming year.

For the years ended December 31, 2024, 2023 and 2022, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of PJT Partners Inc. Class A common stock for the years ended December 31, 2024, 2023 and 2022 is presented below:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$134,393	$81,799	$90,534
Incremental Net Income from Dilutive Securities	82,718	49,031	2,810
Net Income Attributable to Shares of Class A Common Stock — Diluted	$217,111	$130,830	$93,344
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,454,445	25,255,327	25,077,835
Weighted-Average Number of Incremental Shares from Unvested RSUs	2,979,117	1,711,829	1,538,805
Weighted-Average Number of Incremental Shares from Partnership Units	15,671,569	14,914,878	—
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	44,105,131	41,882,034	26,616,640
Net Income Per Share of Class A Common Stock
Basic	$5.28	$3.24	$3.61
Diluted	$4.92	$3.12	$3.51

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for PJT Partners Inc. Class A common stock, weighted-average PJT Partners Inc. Class A common stock outstanding would be 41,126,014 for the year ended December 31, 2024, excluding unvested RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of PJT Partners Inc. Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For each of the years ended December 31, 2024 and December 31, 2023, there were no anti-dilutive securities. For the year ended December 31, 2022, there were 15,045,194 weighted-average Partnership Units that were anti-dilutive.

10.
EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

On May 24, 2023 the Company adopted the Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (the “PJT Equity Plan”), which amended the Amended and Restated 2015 PJT Partners Inc. Omnibus Incentive Plan. The PJT Equity Plan authorized an additional 16 million shares of PJT Partners Inc. Class A common stock for the purpose of providing incentive compensation measured by reference to the value of the Company's Class A common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. Since October 1, 2015, the Company has authorized 33 million shares of the Company's Class A common stock for issuance of new awards under the PJT Equity Plan, of which 13.3 million were available for issuance as of December 31, 2024. The Company intends to use PJT Partners' Class A common stock to satisfy vested awards under the PJT Equity Plan.

The following table represents equity-based compensation expense and related income tax benefit for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Equity-Based Compensation Expense	$209,185	$178,535	$165,528
Income Tax Benefit	$28,220	$23,553	$21,548

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the annual compensation processes and any ongoing hiring process or acquisitions, the Company issues RSUs, which generally vest over a service life of three to five years. Awards are generally forfeited if the individual ceases to be employed by the Company prior to vesting.

The following table summarizes activity related to unvested RSUs for the year ended December 31, 2024:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	5,362,277	$73.23
Granted	2,584,351	105.11
Dividends Reinvested on RSUs	(9,269)	66.53
Forfeited	(284,719)	80.18
Vested	(1,374,187)	69.58
Balance, December 31, 2024	6,278,453	$86.85

As of December 31, 2024, there was $264.0 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.5 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs granted for the years ended December 31, 2023 and 2022 was $78.03 and $63.88, respectively.

RSU Awards with Both Service and Market Conditions

The Company has granted RSU awards containing both service and market conditions. The service condition requirement for these awards is generally three to five years. The market condition will generally be satisfied upon the publicly traded shares of PJT Partners Inc. Class A common stock achieving certain volume-weighted average share price targets over various trading periods during the life of the award.

Effective February 10, 2022, the Company granted RSU awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such RSU awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of PJT Partners Inc. Class A common stock achieving a volume-weighted average share price over any consecutive 20-day trading period (“20-day VWAP”) of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of PJT Partners Inc. Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied. During the year ended December 31, 2024, the Company had achieved a 20-day VWAP in excess of the final $130 market condition, resulting in 100% of the awards satisfying the market conditions. As of December 31, 2024, 40% of the service condition of the awards has also been satisfied.

The following table summarizes activity related to unvested RSU awards with both a service and market condition for the year ended December 31, 2024:

	RSU Awards with Both Service and Market Conditions
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	1,419,798	$42.74
Forfeited	(62,521)	41.97
Vested	(447,641)	42.58
Balance, December 31, 2024	909,636	$42.87

As of December 31, 2024, there was $8.9 million of estimated unrecognized compensation expense related to RSU awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to RSUs with both a service and market condition granted for the years ended December 31, 2023 and 2022 was $60.13 and $41.97, respectively.

Partnership Units

In connection with the annual compensation processes and any ongoing hiring process or acquisitions, certain individuals are issued Partnership Units that, subject to certain terms and conditions, are exchangeable. The Company retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of three to five years.

The following table summarizes activity related to unvested Partnership Units for the year ended December 31, 2024:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	673,241	$75.43
Granted	37,567	106.41
Vested	(76,332)	51.21
Balance, December 31, 2024	634,476	$80.18

As of December 31, 2024, there was $32.8 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.8 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate. The weighted-average grant date fair value with respect to Partnership Units granted for the years ended December 31, 2023 and 2022 was $76.82 and $62.05, respectively.

Partnership Unit Awards with Both Service and Market Conditions

Effective February 10, 2022, the Company granted Partnership Unit awards containing both service and market conditions. The effect of the service and market conditions is reflected in the grant date fair value of the award. Compensation cost is recognized over the requisite service period, provided that the service period is completed, irrespective of whether the market condition is satisfied. The service condition requirement with respect to such Partnership Unit awards is five years with 20% vesting per annum. The market condition requirement will be 50% satisfied upon the dividend-adjusted publicly traded shares of PJT Partners Inc. Class A common stock achieving a 20-day VWAP of $100 and the other 50% will be satisfied ratably upon the dividend-adjusted publicly traded shares of PJT Partners Inc. Class A common stock achieving a 20-day VWAP above $100 with the market condition fully satisfied upon achieving a 20-day VWAP of $130 prior to February 26, 2027. No portion of these awards will become vested until both the service and market conditions have been satisfied. During the year ended December 31, 2024, the Company had achieved a 20-day VWAP in excess of the final $130 market condition, resulting in 100% of the awards satisfying the market conditions. As of December 31, 2024, 40% of the service condition of the awards has also been satisfied.

The following table summarizes activity related to unvested Partnership Unit awards with both a service and market condition for the year ended December 31, 2024:

	Partnership Unit Awards with Both Service and Market Conditions
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2023	996,991	$39.10
Vested	(332,336)	39.10
Balance, December 31, 2024	664,655	$39.10

As of December 31, 2024, there was $6.1 million of estimated unrecognized compensation expense related to Partnership Unit awards with both a service and market condition. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate. For the year ended December 31, 2023, no Partnership Unit awards with both a service and market condition were granted. The weighted-average grant date fair value with respect to Partnership Unit awards with both a service and market condition granted for the year ended December 31, 2022 was $39.10.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2024, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	6,988,674	1.4
Partnership Units	1,289,105	1.5
Total Equity-Based Awards	8,277,779	1.4

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $50.8 million, $41.9 million and $26.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $56.6 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.6 years.

11.
STOCKHOLDERS’ EQUITY

Class A and Class B Common Stock

Holders of shares of the Company’s Class A common stock are (a) entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors; (b) entitled to receive dividends when and if declared by the Company’s Board of Directors (the “Board”); and (c) entitled to receive pro rata the Company’s remaining assets available for distribution upon any liquidation, dissolution or winding up of the Company.

Holders of Partnership Units are granted an accompanying share of Class B common stock. This share of Class B common stock entitles the holder to a number of votes commensurate with such holder’s vested and unvested Partnership Units and does not provide any voting power in excess of the holder’s economic interest in the Company. Rather, it merely provides a vehicle for a Partnership Unit holder to vote such holder’s economic interest in the Company and does not give disproportionate or super-voting rights to holders of Partnership Units and Class B common stock.

In an effort to preserve the tax-free nature of the spin-off, the Company’s Restated Certificate of Incorporation provided that holders of Class B common stock were limited to only one vote per share of Class B common stock solely with respect to the election or removal of directors. With the passage of time since the spin-off, this restriction on the voting rights of holders of Class B common stock is no longer operative. Pursuant to the Company’s Restated Certificate of Incorporation, upon the request of a holder of Class B common stock and approval by the Board, such holder’s Class B common stock would be equalized to provide the same number of votes for the election and removal of directors as it does for all other matters. Accordingly, as of December 31, 2024, the holders of 10.5 million vested and unvested Partnership Units have requested, and the Board has approved, that the shares of Class B common stock held by them provide them with the same number of votes for the election and removal of directors as they do for all other matters.

Holders of shares of the Company’s Class B common stock vote together with holders of the Company’s publicly traded Class A common stock as a single class on all matters on which such shareholders are entitled to vote generally, except as otherwise required by law.

Non-Controlling Interests

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2024 and 2023, the non-controlling interest of PJT Partners Holdings LP was 39.7% and 39.0%, respectively. The percentage of the Net Income Attributable to Non-Controlling Interests will vary from this percentage primarily due to the differing level of income taxes applicable to the controlling interest.

Subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, holders of Partnership Units have the right, on a quarterly basis, to exchange all or part of their Partnership Units. Further, the Company may also require holders of Partnership Unit who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The Company retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. Once the Company elects to settle the exchange for cash, the Company records a liability that is measured at fair value until the exchange price is crystallized. Fair value adjustments are recorded in Interest Income and Other in the Consolidated Statements of Operations.

PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries indirectly through its equity interest in PJT Partners Holdings LP; therefore, the shares of PJT Partners Inc. Class A common stock outstanding represent the controlling interest.

Treasury Stock

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of December 31, 2024, the Company had $277.7 million remaining under the existing authorization.

Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

During the year ended December 31, 2024, the Company repurchased 2.2 million shares of the Company’s Class A common stock at an average price per share of $108.17, or $235.1 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program. The result of these repurchases was an increase of $235.1 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition for the year ended December 31, 2024. With respect to repurchases of the Company’s Class A common stock during the year ended December 31, 2023, the Company recorded an increase of $116.7 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition.

12.
LEASES

The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating Lease Cost	$38,665	$29,318	$27,672
Variable Lease Cost	4,554	4,423	3,606
Sublease Income	(810)	(778)	(529)
Total Lease Cost	$42,409	$32,963	$30,749

Supplemental information related to the Company’s operating leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$5,586	$25,035	$22,488
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$29,212	$200,958	$6,261

	Year Ended December 31,
	2024	2023
Weighted-Average Remaining Lease Term (in years)	14.4	15.5
Weighted-Average Discount Rate	6.9%	6.8%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of December 31, 2024:

Year Ending December 31,
2025	$28,925
2026	33,652
2027	34,782
2028	42,801
2029	42,524
Thereafter	405,880
Total Lease Payments	588,564
Less: Tenant Improvement Allowances	17,161
Less: Imputed Interest	216,883
Total	$354,520

In December 2023, the Company entered into a lease amendment to its New York office lease that provides for the leasing of additional floor space. The lease associated with this additional floor space has not been included in Operating Lease Right-of-Use Assets and Operating Lease Liabilities as of December 31, 2024 on the

Consolidated Statement of Financial Condition as the Company does not yet have the right to use the premises. Commencement is currently anticipated to occur in the first quarter of 2025 with a term that expires in 2041.

13.
TRANSACTIONS WITH RELATED PARTIES

Exchange Agreement

The Company has entered into an exchange agreement, as amended, with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the Third Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP (the "Partnership Agreement"), on a quarterly basis, to exchange all or part of their Partnership Units. Further, pursuant to the terms in the Partnership Agreement of PJT Partners Holdings LP, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The Company retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of PJT Partners Inc. Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement, as amended). In the event cash-settled exchanges of Partnership Units are funded with new issuances of the Company's Class A common stock, the fair value of a share of PJT Partners Inc. Class A common stock will be deemed to be equal to the net proceeds per share of the Company's Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging holder of Partnership Units will be entitled may be greater than or less than the then-current market value of PJT Partners Inc. Class A common stock. The exchange agreement, as amended, also provides that a holder of Partnership Units will not have the right to exchange Partnership Units in the event that PJT Partners Inc. determines that such exchange would be prohibited by law, or would result in any breach of any debt agreement or other material contract of PJT Partners Inc. or PJT Partners Holdings LP. The exchange agreement, as amended, also provides the Company with the ability to decline to exchange should it determine that the exchange would cause unreasonable financial burden on PJT Partners Holdings LP, as determined by the Board.

Certain holders of Partnership Units exchanged 0.5 million and 0.3 million Partnership Units for cash in the amounts of $60.7 million and $22.3 million, respectively, for the years ended December 31, 2024 and 2023. Such amounts are recorded as a reduction of Non-Controlling Interests in the Consolidated Statements of Financial Condition.

With respect to the fourth quarter 2024 exchange, certain holders of Partnership Units presented the Company with 0.3 million Partnership Units for exchange. The Company elected to exchange these Partnership Units for cash at an amount equal to the volume-weighted average price per share of the Company's Class A common stock of $176.99 per Partnership Unit on February 6, 2025 (the Exchange Date), resulting in an aggregate amount of $57.3 million.

Registration Rights Agreement

The Company has entered into a registration rights agreement with the limited partners of PJT Partners Holdings LP pursuant to which the Company granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act of 1933 shares of PJT Partners Inc. Class A common stock delivered in exchange for Partnership Units. The registration rights agreement does not contain any penalties associated with failure to file or to maintain the effectiveness of a registration statement covering the shares owned by individuals covered by such agreement.

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of December 31, 2024 and 2023, the Company had amounts due of $29.3 million and $29.7 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement: $2.5 million for each of the years ending December 31, 2025, 2026, 2027, 2028 and 2029; and $16.9 million in years thereafter. Actual payments may differ significantly from estimated amounts due.

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years and an option to extend for an additional year. During the third quarter of 2024, Dynasty exercised the option to extend the term of the sublease for an additional year. The rent, terms and conditions of the Sublease were consistent with those similar to subleases in the market as of the time the Sublease was entered, and the Company recognized $0.8 million of sublease income for each of the years ended December 31, 2024 and 2023. Such amounts are recorded in Interest Income and Other in the Consolidated Statements of Operations.

Aircraft Lease

The Company makes available to its CEO and, on occasion by exception, to other partners, including the Company's Named Executive Officers, personal use of a company leased aircraft when it is not being used for business purposes, for which the Company is reimbursed the full incremental costs associated with such use. Such amount is not material to the consolidated financial statements.

14.
COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On July 29, 2024, PJT Partners Holdings LP, as borrower the ("Borrower"), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with aggregate principal amount of up to $100 million and replaced the Company's Renewal and Modification Agreement and the Amended and Restated Loan Agreement with First Republic Bank (now part of JPMorgan Chase) in its entirety. Outstanding borrowings under the revolving credit facility bear interest of Secured Overnight Financing Rate plus 1.85% per annum. In connection with the closing of the Credit Agreement, the Borrower paid certain closing costs and fees. In addition, the Borrower will also pay a commitment fee on the unused portion of the revolving credit facility of 0.25% per annum, payable quarterly in arrears. The revolving credit facility will mature and the commitments thereunder will terminate on July 29, 2026, subject to extension by agreement of the Borrower and Administrative Agent.

The Credit Agreement contains usual and customary affirmative and negative covenants that among other things, limit or restrict the ability of the Borrower (subject to certain qualifications and exceptions) to make certain payments and enter into certain transactions. The Borrower is required to comply with the following financial covenants (in each case, as defined in the Credit Agreement):

•
Minimum Consolidated Tangible Net Worth of $300 million; and
•
Maximum Consolidated Leverage Ratio of 1.5 to 1.00.

A breach of such covenants or any other event of default would entitle the Administrative Agent to accelerate the Borrower’s debt obligations under the Credit Agreement.

As of December 31, 2024, there were no borrowings outstanding under the Credit Agreement. As of December 31, 2023, there were no borrowings outstanding under then-existing Renewal and Modification Agreement and the Amended and Restated Loan Agreement with First Republic Bank (now part of JPMorgan Chase).

As of December 31, 2024, the Company was in compliance with the debt covenants under the Credit Agreement. As of December 31, 2023, the Company was in compliance with the debt covenants under then-existing Renewal and Modification Agreement and the Amended and Restated Loan Agreement with First Republic Bank (now part of JPMorgan Chase).

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

In June 2017, an action was filed in New York state court by affiliates of Moore Capital against defendants PJT Partners Inc., Park Hill Group LLC (PJT Partners Inc. and Park Hill Group LLC being referred herein, collectively, as the “PJT Defendants”) and Andrew W.W. Caspersen, arising out of the fraudulent conduct of Caspersen. A principal of Plaintiffs had a personal relationship with Caspersen and Plaintiffs had no relationship with the PJT Defendants. The PJT Defendants moved to dismiss the complaint. On August 13, 2018, the court dismissed all of the claims asserted against the PJT Defendants, except for the fraud-based apparent authority claim. Plaintiffs and the PJT Defendants appealed the court’s decision. On December 3, 2019, the appellate court dismissed the complaint in its entirety against the PJT Defendants. On January 2, 2020, Plaintiffs filed a motion with the appellate court seeking reargument or, alternatively, leave to appeal, which motion was denied by the appellate court. On September 15, 2020, the New York Court of Appeals granted Plaintiffs permission to file an appeal, which appeal was filed on December 30, 2020. On June 13, 2023, the New York Court of Appeals reversed the dismissals of the two lower courts and reinstated Plaintiffs' claim for negligent supervision and retention for further proceedings at the state court. In December 2024, Plaintiffs and the PJT Defendants agreed to amicably resolve the action and, on December 20, 2024, the New York state court entered an order discontinuing the action with prejudice as against the PJT Defendants. The resolution, which is reflected net of received and expected insurance reimbursements in Other Expenses in the Consolidated Statements of Operations, was not material to the Company's consolidated financial statements.

In connection with these matters, the Company has incurred and may continue to incur legal expenses, which are expensed as incurred and presented net of any insurance reimbursements. These expenses are recorded in Professional Fees and Other Expenses in the Consolidated Statements of Operations.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. The amount guaranteed was $2.0 million and $2.3 million as of December 31, 2024 and 2023, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with former Parent

Employee Matters Agreement

The Company is required to reimburse former Parent for the value of forfeited unvested equity awards granted to former Parent employees that transitioned to PJT Partners in connection with the spin-off. Such reimbursement is recorded in Accounts Payable, Accrued Expenses and Other Liabilities with an offset to Equity in the Consolidated Statements of Financial Condition. The accrual for these forfeitures was $0.9 million as of each of December 31, 2024 and 2023.

Pursuant to the Employee Matters Agreement, the Company has agreed to pay former Parent the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of December 31, 2024 and 2023, the Company had accrued $0.5 million and $0.1 million, respectively, which the Company anticipates will be payable to former Parent after the Company files its respective tax returns. The tax deduction and corresponding payable related to such deliveries will fluctuate primarily based on the price of former Parent's common stock at the time of delivery.

15.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the U.S., United Kingdom, Hong Kong, Spain, Japan, United Arab Emirates and the Kingdom of Saudi Arabia, which specify, among other requirements, capital adequacy requirements.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. PJT Partners LP had net capital of $335.4 million and $288.1 million as of December 31, 2024 and 2023, respectively, which exceeded the minimum net capital requirement by $333.6 million and $287.2 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain minimum capital of the greater of the permanent minimum requirement of £75 thousand or a fixed overhead requirement, defined as 25% of fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm authorized and regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of the greater of the permanent minimum requirement of €75 thousand or 25% of the fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. As of December 31, 2024 and 2023, these entities were in compliance with local capital adequacy requirements.

On April 1, 2024, PJT Partners Japan K.K. became a Type II financial instruments firm registered with the Kanto Local Finance Bureau and regulated by the Japan Financial Service Agency, and the entity is required to maintain minimum capital of ¥10 million Yen. deNovo DIFC, a Dubai International Financial Centre company authorized and regulated by the Dubai Financial Services Authority, is subject to a minimum capital requirement of $30 thousand in the form of liquid assets as a lower prudential risk firm. deNovo Partners Finance, a limited liability company authorized and regulated by the Capital Market Authority of the Kingdom of Saudi Arabia, is subject to a minimum capital requirement of 25% of the fixed overheads of the preceding year. As of December 31, 2024, PJT Partners Japan K.K., deNovo DIFC and deNovo Partners Finance were in compliance with local capital adequacy requirements.

16.
BUSINESS INFORMATION

The Company’s activities providing advisory and placement services constitute a single reportable segment. An operating segment is a component of an entity that conducts business and incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker ("CODM") in assessing performance and making resource allocation decisions. The Company's CODM is the Chief Executive Officer. The Company has a single operating segment and therefore a single reportable segment.

The Company is organized as one operating segment in order to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of senior professionals across the Company. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and allocates resources on a consolidated basis based on consolidated Net Income that is presented on the Consolidated Statements of Operations as well as other broad considerations, including the market opportunity, available expertise across the Company and the strength and efficacy of professionals’ collaboration. The measure of segment assets is presented on the Consolidated Statements of Financial Condition as total consolidated assets. The CODM reviews segment assets at the same level or category as presented on the Consolidated Statements of Financial Condition. The CODM uses consolidated Net Income to assist in assessing performance, establishing compensation, and setting capital priorities including such actions as reinvesting profits into the business, offset dilution or pay dividends. The CODM is regularly provided with the consolidated expenses as presented on the Consolidated Statements of Operations.

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

	Year Ended December 31,
	2024	2023	2022
Revenues from Contracts with Customers
United States	$1,260,982	$957,509	$924,549
United Kingdom	159,186	165,583	79,105
Other International	55,888	23,184	22,905
Total Revenues from Contracts with Customers	1,476,056	1,146,276	1,026,559
Interest Income and Other[1]	17,121	6,906	(1,054)
Total Revenues	$1,493,177	$1,153,182	$1,025,505

	December 31,
	2024	2023
Assets
United States	$1,363,744	$1,215,470
United Kingdom	176,551	175,314
Other International	95,039	44,194
Total	$1,635,334	$1,434,978

1 Includes revenues not otherwise derived from contracts with customers.

The Company was not subject to any material concentrations with respect to its revenues for the years ended December 31, 2024, 2023 and 2022. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of December 31, 2024 and 2023.

17. SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of the Company's Class A common stock, which will be paid on March 19, 2025 to the Company's Class A common stockholders of record on March 5, 2025.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PJT Partners Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2025 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

The information regarding our Code of Business Conduct and Ethics, securities trading policies and procedures, our audit committee and our audit committee financial expertise under the caption “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

If applicable, information regarding compliance with Section 16(a) of the Exchange Act will be included under the caption "Section 16(a) Reports" in the Proxy Statement, which information is incorporated by reference.

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

10.3

Credit Agreement, by and among PJT Partners Holdings LP and Bank of America, N.A., as the administrative agent and L/C issuer, the lenders party thereto, dated as of July 29, 2024 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2024).

10.4

Third Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP, dated as of April 25, 2024 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2024).

Exhibit
Number	Description

10.5

Exchange Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and the holders of partnership units from time to time party thereto, dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015).

10.6

First Amendment to the Exchange Agreement by and among PJT Partners Inc., PJT Partners Holdings LP and the holders of partnership units from time to time party thereto, dated as of January 10, 2024 (incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2024).

10.7

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

10.9+

Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2019).

10.10+

Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023)

10.11+

PJT Partners Inc. Amended and Restated Bonus Deferral Plan, dated as of February 22, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2023).

10.12+

Form of PJT Partners Holdings LP Restricted Bonus Component Agreement (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.13+

Partner Agreement between PJT Partners Holdings LP and Paul J. Taubman, dated as of October 9, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities Exchange Commission on September 3, 2015).

10.14+

Partner Agreement between PJT Partners Holdings LP and Ji-Yeun Lee, dated as of October 9, 2014 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.15+

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

10.18+

Partner Agreement between PJT Partners Holdings LP and David Travin, dated as of January 1, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2022).

Exhibit
Number	Description

10.19+

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

10.22+

Form of Special Equity Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017).

10.23+

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

10.25

Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017).

19.1	PJT Partners Inc. Securities Trading Policies and Procedures

21.1	Subsidiaries of PJT Partners Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1

PJT Partners Inc. Incentive Compensation Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2024).

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

Date: February 27, 2025

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 27, 2025
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 27, 2025
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ K. Don Cornwell	Director	February 27, 2025
K. Don Cornwell

/s/ James Costos	Director	February 27, 2025
James Costos

/s/ Emily K. Rafferty	Director	February 27, 2025
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 27, 2025
Thomas M. Ryan

/s/ Grace Reksten Skaugen	Director	February 27, 2025
Grace Reksten Skaugen

/s/ Kenneth C. Whitney	Director	February 27, 2025
Kenneth C. Whitney