Form 10-Q
period 2025-03-31
PJT Partners Inc.
filed 2025-05-01
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 28, 2025, there were 24,430,628 shares of Class A common stock, par value $0.01 per share, and 131 shares of Class B common stock, par value $0.01 per share, outstanding.

PJT Partners Inc. was formed in connection with certain merger and spin-off transactions whereby the financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses of Blackstone Inc. (our “former Parent”) were combined with PJT Capital LP, a financial advisory firm founded by Paul J. Taubman in 2013 (together with its then affiliates, “PJT Capital”), and the combined business was distributed to our former Parent’s unitholders to create PJT Partners Inc., a stand-alone, independent publicly traded company. Throughout this Quarterly Report on Form 10-Q, we refer to this transaction as the “spin-off.”

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyber attacks, security vulnerabilities and internet disruptions, including breaches of data security and privacy leaks, data loss and business interruptions; (c) failures of our computer systems or communication systems, including as a result of a catastrophic event and the use of remote environments; (d) the impact of catastrophic events, including business disruptions, pandemics, reductions in employment and an increase in business failures on (1) the U.S. and the global economy and (2) our employees and our ability to provide services to our clients and respond to their needs; (e) the failure of third-party service providers to perform their functions; and (f) volatility in the political and economic environment, including as a result of inflation, changes to international trade policies, elevated interest rates, and geopolitical and military conflicts.

Any of these factors, as well as such other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2025	December 31, 2024
Assets
Cash and Cash Equivalents	$194,271	$483,877
Investments (at fair value)	32,536	62,912
Accounts Receivable (net of allowance for credit losses of $4,122 and $2,525 at March 31, 2025 and December 31, 2024, respectively)	338,628	320,783
Intangible Assets, Net	11,596	13,033
Goodwill	191,614	191,614
Furniture, Equipment and Leasehold Improvements, Net	22,600	22,137
Operating Lease Right-of-Use Assets	347,070	312,903
Other Assets	169,271	142,892
Deferred Tax Asset, Net	89,114	85,183
Total Assets	$1,396,700	$1,635,334
Liabilities and Equity
Accrued Compensation and Benefits	$72,579	$299,255
Accounts Payable, Accrued Expenses and Other Liabilities	34,329	33,624
Operating Lease Liabilities	410,251	354,520
Amount Due Pursuant to Tax Receivable Agreement	32,810	29,343
Taxes Payable	5,884	7,353
Deferred Revenue	16,535	9,596
Total Liabilities	572,388	733,691
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 35,905,954 and 34,032,059 issued at March 31, 2025 and December 31, 2024, respectively; 24,760,163 and 23,688,184 outstanding at March 31, 2025 and December 31, 2024, respectively)	359	340
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 131 issued and outstanding at March 31, 2025; 125 issued and outstanding at December 31, 2024)	—	—
Additional Paid-In Capital	728,120	688,702
Retained Earnings	276,351	228,594
Accumulated Other Comprehensive Income (Loss)	98	(1,661)
Treasury Stock at Cost (11,145,791 and 10,343,875 shares at March 31, 2025 and December 31, 2024, respectively)	(856,100)	(728,962)
Total PJT Partners Inc. Equity	148,828	187,013
Non-Controlling Interests	675,484	714,630
Total Equity	824,312	901,643
Total Liabilities and Equity	$1,396,700	$1,635,334

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2025	2024
Revenues
Advisory Fees	$282,187	$288,681
Placement Fees	36,031	34,489
Interest Income and Other	6,313	6,223
Total Revenues	324,531	329,393
Expenses
Compensation and Benefits	221,142	228,928
Occupancy and Related	13,908	12,161
Travel and Related	11,163	9,101
Professional Fees	7,371	8,349
Communications and Information Services	9,160	7,860
Depreciation and Amortization	3,212	3,498
Other Expenses	5,997	5,593
Total Expenses	271,953	275,490
Income Before Provision (Benefit) for Taxes	52,578	53,903
Provision (Benefit) for Taxes	(21,585)	531
Net Income	74,163	53,372
Net Income Attributable to Non-Controlling Interests	20,147	20,749
Net Income Attributable to PJT Partners Inc.	$54,016	$32,623
Net Income Per Share of Class A Common Stock
Basic	$2.12	$1.27
Diluted	$1.99	$1.22
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,524,820	25,690,530
Diluted	44,461,727	28,168,504

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Net Income	$74,163	$53,372
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	3,283	(966)
Comprehensive Income	77,446	52,406
Less:
Comprehensive Income Attributable to Non- Controlling Interests	21,671	20,307
Comprehensive Income Attributable to PJT Partners Inc.	$55,775	$32,099

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2024	34,032,059	125	(10,343,875)	$340	$—	$688,702	$228,594	$(1,661)	$(728,962)	$714,630	$901,643
Net Income	—	—	—	—	—	—	54,016	—	—	20,147	74,163
Other Comprehensive Income	—	—	—	—	—	—	—	1,759	—	1,524	3,283
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,259)	—	—	—	(6,259)
Equity-Based Compensation	—	—	—	—	—	79,761	—	—	—	9,042	88,803
Net Share Settlement	—	—	—	—	—	(53,890)	—	—	—	—	(53,890)
Deliveries of Vested Shares of Class A Common Stock	1,873,895	—	—	19	—	(19)	—	—	—	—	—
Change in Ownership Interest	—	6	—	—	—	13,566	—	—	—	(69,859)	(56,293)
Treasury Stock Purchases	—	—	(801,916)	—	—	—	—	—	(127,138)	—	(127,138)
Balance at March 31, 2025	35,905,954	131	(11,145,791)	$359	$—	$728,120	$276,351	$98	$(856,100)	$675,484	$824,312

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interests	Total
Balance at December 31, 2023	32,356,489	144	(8,171,050)	$324	$—	$619,702	$118,332	$(467)	$(493,222)	$616,495	$861,164
Net Income	—	—	—	—	—	—	32,623	—	—	20,749	53,372
Other Comprehensive Loss	—	—	—	—	—	—	—	(524)	—	(442)	(966)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,227)	—	—	—	(6,227)
Equity-Based Compensation	—	—	—	—	—	66,313	—	—	—	6,505	72,818
Net Share Settlement	—	—	—	—	—	(26,953)	—	—	—	—	(26,953)
Deliveries of Vested Shares of Class A Common Stock	1,284,841	—	—	12	—	(12)	—	—	—	—	—
Change in Ownership Interest	—	(8)	—	—	—	(28,715)	—	—	—	10,279	(18,436)
Treasury Stock Purchases	—	—	(1,079,578)	—	—	—	—	—	(106,581)	—	(106,581)
Balance at March 31, 2024	33,641,330	136	(9,250,628)	$336	$—	$630,335	$144,728	$(991)	$(599,803)	$653,586	$828,191

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net Income	$74,163	$53,372
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity-Based Compensation Expense	88,803	72,818
Depreciation and Amortization Expense	3,212	3,498
Amortization of Operating Lease Right-of-Use Assets	4,330	3,941
Provision for Credit Losses	1,605	1,981
Other	(210)	857
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(16,644)	(64,034)
Other Assets	(8,361)	(10,565)
Accrued Compensation and Benefits	(228,542)	(95,842)
Accounts Payable, Accrued Expenses and Other Liabilities	362	(1,509)
Taxes Payable	(1,586)	(1,359)
Deferred Revenue	6,929	(1,937)
Net Cash Used in Operating Activities	(75,939)	(38,779)
Investing Activities
Purchases of Investments	(12,514)	(20,000)
Proceeds from Sales and Maturities of Investments	42,526	80,221
Purchases of Furniture, Equipment and Leasehold Improvements	(1,982)	(439)
Net Cash Provided by Investing Activities	28,030	59,782
Financing Activities
Dividends	(6,259)	(6,227)
Employee Taxes Paid for Shares Withheld	(53,890)	(26,953)
Cash-Settled Exchanges of Partnership Units	(57,310)	(18,743)
Treasury Stock Purchases	(127,138)	(106,429)
Payments Pursuant to Tax Receivable Agreement	(409)	—
Net Cash Used in Financing Activities	(245,006)	(158,352)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,309	(2,669)
Net Decrease in Cash and Cash Equivalents	(289,606)	(140,018)
Cash and Cash Equivalents, Beginning of Period	483,877	355,543
Cash and Cash Equivalents, End of Period	$194,271	$215,525
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$4,688	$2,217

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2025, the non-controlling interest of PJT Partners Holdings LP was 38.3%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS, PJT Partners Japan K.K., deNovo Corporate Advisors MENA LLC (“deNovo MENA”), PJT deNovo Partners Ltd (“deNovo DIFC”), and deNovo Partners Finance (collectively with deNovo MENA and deNovo DIFC, “deNovo Partners”).

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Intercompany transactions have been eliminated for all periods presented.

For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include (i) highly liquid money market funds, (ii) short-term interest bearing and non-interest bearing accounts, and (iii) short-term investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are maintained in U.S. and non-U.S. bank accounts. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $11.1 million and $10.7 million as of March 31, 2025 and December 31, 2024, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reclassifications

Certain balances on the Condensed Consolidated Statements of Operations in the prior period have been reclassified to conform to their current presentation. For the three months ended March 31, 2024, this resulted in a reclassification of $3.1 million, from Other Expenses to Communications and Information Services. This reclassification had no impact on net income or Condensed Consolidated Statements of Financial Condition.

Recent Accounting Developments

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Improvement to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 provides guidance to enhance existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its condensed consolidated financial statements.

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

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Advisory Fees	$282,187	$288,681
Placement Fees	36,031	34,489
Interest Income from Placement Fees and Other	3,699	3,915
Revenues from Contracts with Customers	$321,917	$327,085

Remaining Performance Obligations and Revenue Recognized from Past Performance

As of March 31, 2025, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $43.3 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $8.7 million and $6.9 million for the three months ended March 31, 2025 and 2024, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. The majority of revenues recognized by the Company during the three months ended March 31, 2025 and 2024 were predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three months ended March 31, 2025 and 2024.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the three months ended March 31, 2025 and 2024, $4.6 million and $5.7 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. The Company recorded $1.6 million and $1.5 million as of March 31, 2025 and December 31, 2024, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Three Months Ended March 31,
	2025	2024
Beginning Balance	$2,525	$2,391
Provision for Credit Losses	1,605	1,981
Write-offs	(108)	(1,155)
Recoveries	100	—
Ending Balance	$4,122	$3,217

Included in Accounts Receivable, Net is accrued interest of $3.0 million and $3.7 million as of March 31, 2025 and December 31, 2024, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $92.8 million and $88.6 million as of March 31, 2025 and December 31, 2024, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $1.4 million and $3.5 million as of March 31, 2025 and December 31, 2024, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $1.1 million as of each of March 31, 2025 and December 31, 2024.

5.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2025	December 31, 2024
Finite-Lived Intangible Assets
Customer Relationships	$66,376	$66,376
Trade Name	9,900	9,900
Total Intangible Assets	76,276	76,276
Accumulated Amortization
Customer Relationships	(55,115)	(53,846)
Trade Name	(9,565)	(9,397)
Total Accumulated Amortization	(64,680)	(63,243)
Intangible Assets, Net	$11,596	$13,033

Amortization expense was $1.4 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

Amortization of Intangible Assets held at March 31, 2025 is expected to be $4.1 million for the remainder of the year ending December 31, 2025, $4.0 million the year ending December 31, 2026, $0.7 million for each of the

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

years ending December 31, 2027, 2028 and 2029. The intangible assets as of March 31, 2025 are expected to amortize over a weighted-average period of 3.5 years.

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31, 2025	December 31, 2024
Leasehold Improvements	$61,276	$59,198
Furniture and Fixtures	17,417	17,316
Office Equipment	7,560	7,197
Total Furniture, Equipment and Leasehold Improvements	86,253	83,711
Accumulated Depreciation	(63,653)	(61,574)
Furniture, Equipment and Leasehold Improvements, Net	$22,600	$22,137

Depreciation expense was $1.8 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	March 31, 2025
	Level I	Level II	Level III	Total
Treasury Securities	$—	$32,536	$—	$32,536
Money Market Funds	—	24,044	—	24,044
Total	$—	$56,580	$—	$56,580

	December 31, 2024
	Level I	Level II	Level III	Total
Treasury Securities	$—	$62,912	$—	$62,912
Money Market Funds	—	100,726	—	100,726
Total	$—	$163,638	$—	$163,638

Investments in Treasury securities were included in Investments at March 31, 2025 and December 31, 2024 in the Condensed Consolidated Statements of Financial Condition. Investments in money market funds were included in Cash and Cash Equivalents at March 31, 2025 and December 31, 2024 in the Condensed Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended March 31,
	2025	2024
Income Before Provision (Benefit) for Taxes	$52,578	$53,903
Provision (Benefit) for Taxes	$(21,585)	$531
Effective Income Tax Rate	-41.1%	1.0%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2025 primarily due to partnership income not being subject to U.S. corporate income taxes, state and local taxes, and permanent differences related to equity-based compensation.

The Company had no unrecognized tax benefits as of March 31, 2025.

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of PJT Partners Inc. Class A common stock for the three months ended March 31, 2025 and 2024 is presented below:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$54,016	$32,623
Incremental Net Income from Dilutive Securities	34,616	1,765
Net Income Attributable to Shares of Class A Common Stock — Diluted	$88,632	$34,388
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,524,820	25,690,530
Weighted-Average Number of Incremental Shares from Unvested RSUs	3,381,006	2,477,974
Weighted-Average Number of Incremental Shares from Partnership Units	15,555,901	—
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	44,461,727	28,168,504
Net Income Per Share of Class A Common Stock
Basic	$2.12	$1.27
Diluted	$1.99	$1.22

Holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement, as amended), exchange all or part of their Partnership Units for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for PJT Partners Inc. Class A common stock, weighted-average PJT Partners Inc. Class A common stock outstanding would be 41,080,721 for the three months ended March 31, 2025, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of PJT Partners Inc. Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended March 31, 2025, there were no anti-dilutive securities. For the three months ended March 31, 2024, there were 15,568,614 weighted-average Partnership Units that were anti-dilutive.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of March 31, 2025, the Company’s remaining repurchase authorization was $150.5 million. Under the current repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

During the three months ended March 31, 2025, the Company repurchased 0.8 million shares of the Company’s Class A common stock at an average price per share of $158.51, or $127.1 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

10.
EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 10. “Equity-Based and Other Deferred Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following table represents equity-based compensation expense and the related income tax benefit for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Equity-Based Compensation Expense	$88,803	$72,818
Income Tax Benefit	$12,537	$9,877

Restricted Stock Units

The following table summarizes activity related to unvested RSUs, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the three months ended March 31, 2025:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2024	7,188,089	$81.28
Granted	1,319,101	174.85
Dividends Reinvested on RSUs	(52,614)	66.49
Forfeited	(14,751)	93.94
Vested	(2,137,985)	69.57
Balance, March 31, 2025	6,301,840	$104.93

As of March 31, 2025, there was $415.1 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.9 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The balance as of December 31, 2024 includes 909,636 RSU awards that had fully achieved market conditions with a weighted-average grant date fair value of $42.87. The weighted-average grant date fair value with respect to RSUs granted for the three months ended March 31, 2024 was $98.96. There were no RSUs granted that contained both service and market conditions for the three months ended March 31, 2024.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

The following table summarizes activity related to unvested Partnership Units, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the three months ended March 31, 2025:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2024	1,299,131	$59.16
Granted	60,227	162.60
Vested	(273,831)	45.44
Balance, March 31, 2025	1,085,527	$68.36

As of March 31, 2025, there was $39.6 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.5 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate. The balance as of December 31, 2024 includes 664,655 Partnership Unit awards that had fully achieved market conditions with a weighted-average grant date fair value of $39.10. The weighted-average grant date fair value with respect to Partnership Units granted for the three months ended March 31, 2024 was $93.76. There were no Partnership Units granted that contained both service and market conditions for the three months ended March 31, 2024.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2025, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	6,114,030	1.9
Partnership Units	1,076,968	1.5
Total Equity-Based Awards	7,190,998	1.9

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $11.2 million and $14.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $48.5 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.5 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.
LEASES

The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
Operating Lease Cost	$10,587	$9,331
Variable Lease Cost	1,424	1,116
Sublease Income	(203)	(204)
Total Lease Cost	$11,808	$10,243

Supplemental information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2025	2024
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$277	$2,825
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$36,687	$—

	Three Months Ended March 31,
	2025	2024
Weighted-Average Remaining Lease Term (in years)	14.4	15.3
Weighted-Average Discount Rate	6.9%	6.8%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of March 31, 2025:

Year Ending December 31,
2025 (April 1 through December 31)	$22,618
2026	35,161
2027	41,255
2028	49,119
2029	48,847
Thereafter	482,901
Total Lease Payments	679,901
Less: Tenant Improvement Allowances	33,021
Less: Imputed Interest	236,629
Total	$410,251

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Further information regarding the exchange agreement is described in Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended March 31, 2025 and 2024, certain holders of Partnership Units exchanged 0.3 million and 0.2 million Partnership Units, respectively, for cash in the amounts of $57.3 million and $18.7 million, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

With respect to the first quarter 2025 exchange, certain holders of Partnership Units presented the Company with 0.2 million Partnership Units for exchange. The Company elected to exchange these Partnership Units for cash at an amount to be determined by the volume-weighted average price per share of the Company’s Class A common stock on May 1, 2025 (the Exchange Date).

Registration Rights Agreement

The Company has entered into a registration rights agreement with the limited partners of PJT Partners Holdings LP pursuant to which the Company granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act of 1933 shares of the Company’s Class A common stock delivered in exchange for Partnership Units. The registration rights agreement does not contain any penalties associated with failure to file or to maintain the effectiveness of a registration statement covering the shares owned by individuals covered by such agreement.

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2025 and December 31, 2024, the Company had amounts due of $32.8 million and $29.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years and an option to extend for an additional year. During the third quarter of 2024, Dynasty exercised the option to extend the term of the sublease for an additional year. The rent, terms and conditions of the Sublease were consistent with those similar to subleases in the market as of the time the Sublease was entered, and the Company recognized $0.2 million of sublease income for each of the three months ended March 31, 2025 and 2024. Such amounts are recorded in Interest Income and Other in the Condensed Consolidated Statements of Operations.

Aircraft Lease

The Company makes available to its CEO and, on occasion by exception, to other partners, including the Company’s Named Executive Officers, personal use of a company leased aircraft when it is not being used for business purposes, for which the Company is reimbursed the full incremental costs associated with such use. Such amount is not material to the condensed consolidated financial statements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

13.
COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On July 29, 2024, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with aggregate principal amount of up to $100 million. Outstanding borrowings under the revolving credit facility bear interest of Secured Overnight Financing Rate plus 1.85% per annum. In connection with the closing of the Credit Agreement, the Borrower paid certain closing costs and fees. In addition, the Borrower will also pay a commitment fee on the unused portion of the revolving credit facility of 0.25% per annum, payable quarterly in arrears. The revolving credit facility will mature and the commitments thereunder will terminate on July 29, 2026, subject to extension by agreement of the Borrower and Administrative Agent.

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

As of March 31, 2025 and December 31, 2024, there were no borrowings outstanding under the Credit Agreement.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with the debt covenants under the Credit Agreement.

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

There were no material developments to the legal proceedings previously disclosed in Note 14. “Commitments and Contingencies—Contingencies, Litigation” in the “Notes to Consolidated Financial Statements”

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. As of March 31, 2025 and December 31, 2024, the amount guaranteed was $1.8 million and $2.0 million, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with former Parent

Employee Matters Agreement

Pursuant to the Employee Matters Agreement, the Company has agreed to pay former Parent the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of March 31, 2025 and December 31, 2024, the Company had accrued $0.6 million and $0.5 million, respectively, which the Company anticipates will be payable to former Parent after the Company files its respective tax returns. The tax deduction and corresponding payable related to such deliveries will fluctuate primarily based on the price of former Parent’s common stock at the time of delivery.

14.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the U.S., United Kingdom, Hong Kong, Spain, Japan, United Arab Emirates and the Kingdom of Saudi Arabia, which specify, among other requirements, capital adequacy requirements.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2025 and December 31, 2024, PJT Partners LP had net capital of $59.9 million and $335.4 million, respectively, which exceeded the minimum net capital requirement by $58.5 million and $333.6 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

As of March 31, 2025 and December 31, 2024, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners Japan K.K., deNovo DIFC, and deNovo Partners Finance were in compliance with local capital adequacy requirements.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

15.
SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company is organized as one operating segment in order to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of senior professionals across the Company. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and allocates resources on a consolidated basis based on consolidated Net Income that is presented on the Condensed Consolidated Statements of Operations as well as other broad considerations, including the market opportunity, available expertise across the Company and the strength and efficacy of professionals’ collaboration. The measure of segment assets is presented on the Condensed Consolidated Statements of Financial Condition as total consolidated assets. The CODM reviews segment assets at the same level or category as presented on the Condensed Consolidated Statements of Financial Condition. The CODM uses consolidated Net Income to assist in assessing performance, establishing compensation, and setting capital priorities including such actions as reinvesting profits into the business, offset dilution or pay dividends. The CODM is regularly provided with the consolidated expenses as presented on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended March 31,
	2025	2024
Revenues from Contracts with Customers
United States	$266,786	$279,212
United Kingdom	43,374	40,721
Other International	11,757	7,152
Total Revenues from Contracts with Customers	321,917	327,085
Interest Income and Other[1]	2,614	2,308
Total Revenues	$324,531	$329,393

	March 31, 2025	December 31, 2024
Assets
United States	$1,122,073	$1,363,744
United Kingdom	198,532	176,551
Other International	76,095	95,039
Total	$1,396,700	$1,635,334

1 Includes revenues not otherwise derived from contracts with customers.

16.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of the Company’s Class A common stock, which will be paid on June 18, 2025 to the Company’s Class A common stockholders of record as of June 4, 2025.

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

For further information regarding our business, refer to “Part I. Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of some of the factors that can affect our performance.

Mergers and acquisitions (“M&A”) is a cyclical business that is impacted by macroeconomic conditions. There are several factors influencing global M&A activity in the intermediate term, including monetary policy, global trade policies, greater economic and geopolitical uncertainty and global growth. The current environment poses significant risks to the U.S. and Global economies as the current geopolitical uncertainties have weighed on business and impacted capital markets around the world. In the first quarter of 2025, worldwide M&A announced volumes increased modestly compared with prior year, however, the number of announced transactions declined1. How these macroeconomic factors will impact the strength of strategic activity in the intermediate term is still uncertain. While we expect the markets to recover to historical relationships between M&A activity and broader market benchmarks, the pace of such recovery remains unclear.

Global restructuring and special situations trends remained elevated during the first quarter of 2025 due to continued liability management activity and balance sheet restructurings. A number of factors continue to drive this elevated activity, as both corporates and sponsors deal with capital markets volatility, challenged business models, technological disruption, and changing consumer preferences. Activity during the first quarter of 2025 was dispersed across companies, creditors and financial sponsors as well as a broad cross section of industries and geographies, demonstrating a continued multi-year cycle of elevated activity, particularly in liability management.

Fund placement activity remains challenging given the global macroeconomic environment, volatility in the market, an overall slowdown in realizations and the supply of alternative investment opportunities in the market seeking capital. Additionally, limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high as a flight to quality persists. As it relates to private capital solutions, investors' need for liquidity continues to be a driver for increased market volumes, and, despite recent market volatility we expect the environment to remain favorable in the intermediate term.

___________________________________________________________________________________________________________________________________________

1Source: LSEG Global Mergers & Acquisitions Review for First Quarter of 2025 as of March 31, 2025.

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

We maintain compensation programs, including salaries, annual incentive compensation (that may include components of unrestricted cash, restricted cash and/or equity-based awards) and benefits programs. We manage compensation to estimates of competitive levels based on market conditions and performance. Our compensation expense reflects our objective to retain key personnel by maintaining competitive compensation levels. It also reflects the impact of newly-hired senior professionals, including any related grants of equity awards.

Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts and our continued investment in senior talent may also increase compensation and benefits expense. These hires generally do not generate significant revenue in the year they are hired.

Non-Compensation Expense – Non-Compensation expenses are the other costs typical to operating our business, which generally consist of Occupancy and Related, Travel and Related, Professional Fees, Communications and Information Services, Depreciation and Amortization, and Other Expenses. Further information regarding these expenses can be found in “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$282,187	$288,681	(2)%
Placement Fees	36,031	34,489	4%
Interest Income and Other	6,313	6,223	1%
Total Revenues	324,531	329,393	(1)%
Expenses
Compensation and Benefits	221,142	228,928	(3)%
Occupancy and Related	13,908	12,161	14%
Travel and Related	11,163	9,101	23%
Professional Fees	7,371	8,349	(12)%
Communications and Information Services(1)	9,160	7,860	17%
Depreciation and Amortization	3,212	3,498	(8)%
Other Expenses(1)	5,997	5,593	7%
Total Expenses	271,953	275,490	(1)%
Income Before Provision (Benefit) for Taxes	52,578	53,903	(2)%
Provision (Benefit) for Taxes	(21,585)	531	N/M
Net Income	74,163	53,372	39%
Net Income Attributable to Non-Controlling Interests	20,147	20,749	(3)%
Net Income Attributable to PJT Partners Inc.	$54,016	$32,623	66%

N/M Not meaningful.

(1) Certain balances on the Condensed Consolidated Statements of Operations in the prior period have been reclassified to conform to their current presentation. For the three months ended March 31, 2024, this resulted in a reclassification of $3.1 million from Other Expenses to Communications and Information Services. This reclassification had no impact on net income or Condensed Consolidated Statements of Financial Condition.

Revenues

The following table provides revenue statistics for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total Number of Clients	231	220
Total Number of Fees of at least $1 Million from Client Transactions	65	58

Total Revenues were $324.5 million for the three months ended March 31, 2025, a decrease of $4.9 million compared with $329.4 million for the three months ended March 31, 2024. Advisory Fees were $282.2 million for the three months ended March 31, 2025, a decrease of $6.5 million compared with $288.7 million for the three months ended March 31, 2024. The decrease in Advisory Fees was due to decreases in restructuring and private capital solutions revenues mostly offset by an increase in strategic advisory revenues. Placement Fees were $36.0 million for the three months ended March 31, 2025, an increase of $1.5 million compared with $34.5 million for the three months ended March 31, 2024. The increase in Placement Fees was due to an increase in fund placement revenues. Interest Income and Other was $6.3 million for the three months ended March 31, 2025, an increase of $0.1 million compared with $6.2 million for the three months ended March 31, 2024.

Expenses

Expenses were $272.0 million for the three months ended March 31, 2025, a decrease of $3.5 million compared with $275.5 million for the three months ended March 31, 2024. The decrease in expenses was principally due to a decrease in Compensation and Benefits of $7.8 million, partially offset by increases in Travel and Related, Occupancy and Related and Communications and Information Services of $2.1 million, $1.7 million and $1.3 million, respectively. The decrease in Compensation and Benefits was principally driven by a lower accrual rate compared with prior year. Travel and Related increased principally due to greater business travel. Occupancy and Related increased principally due to the expansion of our London and New York offices. Communications and Information Services increased principally due to higher market data expense and investments in technology infrastructure.

Provision (Benefit) for Taxes

The Company’s Benefit for Taxes for the three months ended March 31, 2025 was $21.6 million, which represents an effective tax rate of -41.1% on pretax income of $52.6 million. The Company’s Provision for Taxes for the three months ended March 31, 2024 was $0.5 million, which represents an effective tax rate of 1.0% on pretax income of $53.9 million. The decrease in the effective tax rate was due to an increased tax benefit related to the delivery of vested shares at a value in excess of their amortized cost.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests is calculated by multiplying the Income Before Provision (Benefit) for Taxes by the percentage allocation of the income between the holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) and holders of PJT Partners Inc. Class A common stock after considering any contractual arrangements that govern the allocation of income.

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

On July 29, 2024, PJT Partners Holdings LP, as borrower the ("Borrower"), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with aggregate principal amount of up to $100 million. Further information regarding the Credit Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of March 31, 2025 and December 31, 2024, we were in compliance with the debt covenants under the Credit Agreement. Additionally, as of March 31, 2025 and December 31, 2024, there were no borrowings outstanding under the Credit Agreement.

We evaluate our cash needs on a regular basis. As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents and short-term investments of $226.8 million and $546.8 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, money market funds or Treasury securities. Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally dependent upon the successful completion of transactions as well as the timing of receivable collections. As of March 31, 2025 and December 31, 2024, total accounts receivable, net of allowance for credit losses, was $338.6 million and $320.8 million, respectively. As of March 31, 2025 and December 31, 2024, the allowance for credit losses was $4.1 million and $2.5 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $92.8 million and $88.6 million as of March 31, 2025 and December 31, 2024, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

Exchange Agreement

Subject to the terms and conditions of the exchange agreement, as amended, between us and certain of the holders of Partnership Units (other than PJT Partners Inc.), holders of Partnership Units have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of the Partnership Units. Further, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. We retain the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of PJT Partners Inc. Class A common stock or to settle exchanges by issuing PJT Partners Inc. Class A common stock to the exchanging holder of Partnership Units.

For the three months ended March 31, 2025 and 2024, certain holders of Partnership Units exchanged 0.3 million and 0.2 million Partnership Units, respectively, for cash in the amounts of $57.3 million and $18.7 million, respectively.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of March 31, 2025, the Company’s remaining repurchase authorization was $150.5 million. Under the current repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

During the three months ended March 31, 2025, the Company repurchased 0.8 million shares of the Company’s Class A common stock at an average price per share of $158.51, or $127.1 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have not been any material changes to our contractual obligations since December 31, 2024.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. As of March 31, 2025 and December 31, 2024, the amount guaranteed was $1.8 million and $2.0 million, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2025 and December 31, 2024, the Company had amounts due of $32.8 million and $29.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Other

See Notes 8, 10, 11 and 13 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements and commitments, respectively.

Critical Accounting Estimates

A discussion of critical accounting estimates is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on our financial statements can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk can be found in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposures to market risk have not changed materially since December 31, 2024.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the First Quarter of 2025

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
January 1 to January 31	198,547	$160.82	198,547	$245.7 million
February 1 to February 28	305,071	169.45	305,071	194.0 million
March 1 to March 31	298,298	145.79	298,298	150.5 million
Total	801,916	$158.51	801,916	$150.5 million

(a)
On February 6, 2024, the Company announced that the Board of Directors (the “Board”) authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of March 31, 2025, the Company’s remaining repurchase authorization was $150.5 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance or transfer of Partnership Units during the first quarter of 2025, the Company issued eight corresponding shares of its Class B common stock, par value $0.01 per share. The issuance of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Date: May 1, 2025

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)