Form 10-Q
period 2025-06-30
PJT Partners Inc.
filed 2025-07-31
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 28, 2025, there were 24,304,975 shares of Class A common stock, par value $0.01 per share, and 128 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2025	December 31, 2024
Assets
Cash and Cash Equivalents	$214,615	$483,877
Investments (at fair value)	103,767	62,912
Accounts Receivable (net of allowance for credit losses of $5,192 and $2,525 at June 30, 2025 and December 31, 2024, respectively)	358,954	320,783
Intangible Assets, Net	10,159	13,033
Goodwill	191,614	191,614
Furniture, Equipment and Leasehold Improvements, Net	33,055	22,137
Operating Lease Right-of-Use Assets	346,282	312,903
Other Assets	164,135	142,892
Deferred Tax Asset, Net	88,817	85,183
Total Assets	$1,511,398	$1,635,334
Liabilities and Equity
Accrued Compensation and Benefits	$156,739	$299,255
Accounts Payable, Accrued Expenses and Other Liabilities	39,986	33,624
Operating Lease Liabilities	414,659	354,520
Amount Due Pursuant to Tax Receivable Agreement	33,470	29,343
Taxes Payable	6,582	7,353
Deferred Revenue	11,360	9,596
Total Liabilities	662,796	733,691
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 35,917,664 and 34,032,059 issued at June 30, 2025 and December 31, 2024, respectively; 24,302,755 and 23,688,184 outstanding at June 30, 2025 and December 31, 2024, respectively)	359	340
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 128 issued and outstanding at June 30, 2025; 125 issued and outstanding at December 31, 2024)	—	—
Additional Paid-In Capital	779,851	688,702
Retained Earnings	303,159	228,594
Accumulated Other Comprehensive Income (Loss)	3,532	(1,661)
Treasury Stock at Cost (11,614,909 and 10,343,875 shares at June 30, 2025 and December 31, 2024, respectively)	(919,462)	(728,962)
Total PJT Partners Inc. Equity	167,439	187,013
Non-Controlling Interests	681,163	714,630
Total Equity	848,602	901,643
Total Liabilities and Equity	$1,511,398	$1,635,334

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Advisory Fees	$354,521	$307,082	$636,708	$595,763
Placement Fees	43,219	46,873	79,250	81,362
Interest Income and Other	9,144	6,226	15,457	12,449
Total Revenues	406,884	360,181	731,415	689,574
Expenses
Compensation and Benefits	276,834	250,326	497,976	479,254
Occupancy and Related	14,865	12,107	28,773	24,268
Travel and Related	11,445	9,055	22,608	18,156
Professional Fees	9,065	8,780	16,436	17,129
Communications and Information Services	9,716	8,577	18,876	16,437
Depreciation and Amortization	3,282	3,112	6,494	6,610
Other Expenses	5,198	3,825	11,195	9,418
Total Expenses	330,405	295,782	602,358	571,272
Income Before Provision (Benefit) for Taxes	76,479	64,399	129,057	118,302
Provision (Benefit) for Taxes	15,041	11,368	(6,544)	11,899
Net Income	61,438	53,031	135,601	106,403
Net Income Attributable to Non-Controlling Interests	28,538	24,715	48,685	45,464
Net Income Attributable to PJT Partners Inc.	$32,900	$28,316	$86,916	$60,939
Net Income Per Share of Class A Common Stock
Basic	$1.27	$1.12	$3.38	$2.39
Diluted	$1.21	$1.06	$3.21	$2.29
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,835,812	25,376,186	25,681,563	25,533,358
Diluted	43,440,009	43,091,718	43,951,488	43,427,605

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$61,438	$53,031	$135,601	$106,403
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	6,402	(9)	9,685	(975)
Comprehensive Income	67,840	53,022	145,286	105,428
Less:
Comprehensive Income Attributable to Non- Controlling Interests	31,506	24,711	53,177	45,018
Comprehensive Income Attributable to PJT Partners Inc.	$36,334	$28,311	$92,109	$60,410

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income	Stock	Interests	Total
Balance at March 31, 2025	35,905,954	131	(11,145,791)	$359	$—	$728,120	$276,351	$98	$(856,100)	$675,484	$824,312
Net Income	—	—	—	—	—	—	32,900	—	—	28,538	61,438
Other Comprehensive Income	—	—	—	—	—	—	—	3,434	—	2,968	6,402
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,092)	—	—	—	(6,092)
Tax Distributions	—	—	—	—	—	—	—	—	—	(597)	(597)
Equity-Based Compensation	—	—	—	—	—	44,755	—	—	—	4,692	49,447
Net Share Settlement	—	—	—	—	—	(300)	—	—	—	—	(300)
Deliveries of Vested Shares of Class A Common Stock	11,710	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	(3)	—	—	—	7,276	—	—	—	(29,922)	(22,646)
Treasury Stock Purchases	—	—	(469,118)	—	—	—	—	—	(63,362)	—	(63,362)
Balance at June 30, 2025	35,917,664	128	(11,614,909)	$359	$—	$779,851	$303,159	$3,532	$(919,462)	$681,163	$848,602

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2024	34,032,059	125	(10,343,875)	$340	$—	$688,702	$228,594	$(1,661)	$(728,962)	$714,630	$901,643
Net Income	—	—	—	—	—	—	86,916	—	—	48,685	135,601
Other Comprehensive Income	—	—	—	—	—	—	—	5,193	—	4,492	9,685
Dividends Declared ($0.50 Per Share of Class A Common Stock)	—	—	—	—	—	—	(12,351)	—	—	—	(12,351)
Tax Distributions	—	—	—	—	—	—	—	—	—	(597)	(597)
Equity-Based Compensation	—	—	—	—	—	124,516	—	—	—	13,734	138,250
Net Share Settlement	—	—	—	—	—	(54,190)	—	—	—	—	(54,190)
Deliveries of Vested Shares of Class A Common Stock	1,885,605	—	—	19	—	(19)	—	—	—	—	—
Change in Ownership Interest	—	3	—	—	—	20,842	—	—	—	(99,781)	(78,939)
Treasury Stock Purchases	—	—	(1,271,034)	—	—	—	—	—	(190,500)	—	(190,500)
Balance at June 30, 2025	35,917,664	128	(11,614,909)	$359	$—	$779,851	$303,159	$3,532	$(919,462)	$681,163	$848,602

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

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net Income	$135,601	$106,403
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	138,250	119,245
Depreciation and Amortization Expense	6,494	6,610
Amortization of Operating Lease Right-of-Use Assets	8,862	7,899
Provision for Credit Losses	2,679	4,627
Other	(5,234)	651
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(32,697)	(86,137)
Other Assets	522	705
Accrued Compensation and Benefits	(147,730)	(5,375)
Accounts Payable, Accrued Expenses and Other Liabilities	7,033	(420)
Taxes Payable	(1,117)	(965)
Deferred Revenue	1,825	1,532
Net Cash Provided by Operating Activities	114,488	154,775
Investing Activities
Purchases of Investments	(81,848)	(185,460)
Proceeds from Sales and Maturities of Investments	42,526	80,221
Purchases of Furniture, Equipment and Leasehold Improvements	(13,500)	(955)
Net Cash Used in Investing Activities	(52,822)	(106,194)
Financing Activities
Dividends	(12,351)	(12,211)
Tax Distributions	(597)	(5,387)
Employee Taxes Paid for Shares Withheld	(54,190)	(27,841)
Cash-Settled Exchanges of Partnership Units	(81,252)	(30,282)
Treasury Stock Purchases	(190,500)	(162,538)
Payments Pursuant to Tax Receivable Agreement	(410)	(509)
Net Cash Used in Financing Activities	(339,300)	(238,768)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	8,372	(1,153)
Net Decrease in Cash and Cash Equivalents	(269,262)	(191,340)
Cash and Cash Equivalents, Beginning of Period	483,877	355,543
Cash and Cash Equivalents, End of Period	$214,615	$164,203
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$8,082	$3,181

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2025, the non-controlling interest of PJT Partners Holdings LP was 38.5%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS, PJT Partners Japan K.K., deNovo Corporate Advisors MENA LLC (“deNovo MENA”), PJT deNovo Partners Ltd (“deNovo DIFC”), and deNovo Partners Finance (collectively with deNovo MENA and deNovo DIFC, “deNovo Partners”).

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include (i) highly liquid money market funds, (ii) short-term interest bearing and non-interest bearing accounts, and (iii) short-term investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and Cash Equivalents are maintained in U.S. and non-U.S. bank accounts. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $11.8 million and $10.7 million as of June 30, 2025 and December 31, 2024, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reclassifications

Certain balances on the Condensed Consolidated Statements of Operations in the prior period have been reclassified to conform to their current presentation. For the three and six months ended June 30, 2024, this resulted in a reclassification of $3.3 million and $6.4 million, respectively, from Other Expenses to Communications and Information Services. This reclassification had no impact on net income or Condensed Consolidated Statements of Financial Condition.

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

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advisory Fees	$354,521	$307,082	$636,708	$595,763
Placement Fees	43,219	46,873	79,250	81,362
Interest Income from Placement Fees and Other	3,364	4,126	7,063	8,041
Revenues from Contracts with Customers	$401,104	$358,081	$723,021	$685,166

Performance Obligations

As of June 30, 2025, the aggregate amount of the transaction price allocated to performance obligations yet to be satisfied was $36.2 million and the Company generally expects to recognize this revenue within the next twelve months. Such amounts relate to the Company’s performance obligations of providing advisory and placement services.

The Company recognized revenue of $5.7 million and $14.5 million for the three and six months ended June 30, 2025, respectively, and $9.3 million and $16.6 million for the three and six months ended June 30, 2024, respectively, related to performance obligations that were fully satisfied in prior periods, primarily due to constraints on variable consideration in prior periods being resolved. The majority of revenues recognized by the Company during the three and six months ended June 30, 2025 and 2024 were predominantly related to performance obligations that were partially satisfied in prior periods.

Contract Balances

There were no significant impairments related to contract balances during the three and six months ended June 30, 2025 and 2024.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the six months ended June 30, 2025 and 2024, $7.0 million and $9.1 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. The Company recorded $2.1 million and $1.5 million as of June 30, 2025 and December 31, 2024, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance	$4,122	$3,217	$2,525	$2,391
Provision for Credit Losses	1,074	2,646	2,679	4,627
Write-offs	(4)	(2,542)	(112)	(3,697)
Recoveries	—	250	100	250
Ending Balance	$5,192	$3,571	$5,192	$3,571

Included in Accounts Receivable, Net is accrued interest of $3.6 million and $3.7 million as of June 30, 2025 and December 31, 2024, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $98.6 million and $88.6 million as of June 30, 2025 and December 31, 2024, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $2.3 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $1.2 million and $1.1 million as of June 30, 2025 and December 31, 2024 respectively.

5.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2025	December 31, 2024
Finite-Lived Intangible Assets
Customer Relationships	$66,376	$66,376
Trade Name	9,900	9,900
Total Intangible Assets	76,276	76,276
Accumulated Amortization
Customer Relationships	(56,385)	(53,846)
Trade Name	(9,732)	(9,397)
Total Accumulated Amortization	(66,117)	(63,243)
Intangible Assets, Net	$10,159	$13,033

Amortization expense was $1.4 million and $2.9 million for the three and six months ended June 30, 2025, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2024, respectively.

Amortization of Intangible Assets held at June 30, 2025 is expected to be $2.7 million for the remainder of the year ending December 31, 2025, $4.0 million the year ending December 31, 2026, $0.7 million for each of the years

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

ending December 31, 2027, 2028 and 2029. The intangible assets as of June 30, 2025 are expected to amortize over a weighted-average period of 3.5 years.

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30, 2025	December 31, 2024
Leasehold Improvements	$73,233	$59,198
Furniture and Fixtures	17,614	17,316
Office Equipment	8,306	7,197
Total Furniture, Equipment and Leasehold Improvements	99,153	83,711
Accumulated Depreciation	(66,098)	(61,574)
Furniture, Equipment and Leasehold Improvements, Net	$33,055	$22,137

Depreciation expense was $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively, and $1.9 million and $4.2 million for the three and six months ended June 30, 2024, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	June 30, 2025
	Level I	Level II	Level III	Total
Treasury Securities	$—	$103,767	$—	$103,767
Money Market Funds	—	75,422	—	75,422
Total	$—	$179,189	$—	$179,189

	December 31, 2024
	Level I	Level II	Level III	Total
Treasury Securities	$—	$62,912	$—	$62,912
Money Market Funds	—	100,726	—	100,726
Total	$—	$163,638	$—	$163,638

Investments in Treasury securities were included in Investments at June 30, 2025 and December 31, 2024 in the Condensed Consolidated Statements of Financial Condition. Investments in money market funds were included in Cash and Cash Equivalents at June 30, 2025 and December 31, 2024 in the Condensed Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income Before Provision (Benefit) for Taxes	$76,479	$64,399	$129,057	$118,302
Provision (Benefit) for Taxes	$15,041	$11,368	$(6,544)	$11,899
Effective Income Tax Rate	19.7%	17.7%	-5.1%	10.1%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2025 primarily due to partnership income not being subject to U.S. corporate income taxes, state and local taxes, and permanent differences related to equity-based compensation.

The Company had no unrecognized tax benefits as of June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is continuing to assess the impact of OBBBA and does not expect it to have a material impact on the Company’s 2025 condensed consolidated financial statements.

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of PJT Partners Inc. Class A common stock for the three and six months ended June 30, 2025 and 2024 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$32,900	$28,316	$86,916	$60,939
Incremental Net Income from Dilutive Securities	19,481	17,553	54,097	38,447
Net Income Attributable to Shares of Class A Common Stock — Diluted	$52,381	$45,869	$141,013	$99,386
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,835,812	25,376,186	25,681,563	25,533,358
Weighted-Average Number of Incremental Shares from Unvested RSUs	2,275,124	2,191,919	2,828,065	2,334,946
Weighted-Average Number of Incremental Shares from Partnership Units	15,329,073	15,523,613	15,441,860	15,559,301
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	43,440,009	43,091,718	43,951,488	43,427,605
Net Income Per Share of Class A Common Stock
Basic	$1.27	$1.12	$3.38	$2.39
Diluted	$1.21	$1.06	$3.21	$2.29

Holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, as amended and restated, on a quarterly basis (subject to the terms of the exchange agreement, as amended), exchange all or part of their Partnership Units for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for PJT Partners Inc. Class A common stock, weighted-average PJT Partners Inc. Class A common stock outstanding would be 41,164,885 and 41,123,423 for the three and six months ended June 30, 2025, respectively, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of PJT Partners Inc. Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three and six months ended June 30, 2025 and 2024, there were no anti-dilutive securities.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

25, 2022. As of June 30, 2025, the Company’s remaining repurchase authorization was $87.2 million. Under the current repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

During the six months ended June 30, 2025, the Company repurchased 1.3 million shares of the Company’s Class A common stock at an average price per share of $149.85, or $190.5 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

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

The following table represents equity-based compensation expense and the related income tax benefit for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity-Based Compensation Expense	$49,447	$46,427	$138,250	$119,245
Income Tax Benefit	$7,275	$5,984	$19,812	$15,861

Restricted Stock Units

The following table summarizes activity related to unvested RSUs, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the six months ended June 30, 2025:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2024	7,188,089	$81.28
Granted	1,323,471	174.75
Dividends Reinvested on RSUs	(43,680)	57.37
Forfeited	(32,802)	112.74
Vested	(2,143,883)	69.63
Balance, June 30, 2025	6,291,195	$104.92

As of June 30, 2025, there was $372.1 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.7 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The balance as of December 31, 2024 includes 909,636 RSU awards that had fully achieved market conditions with a weighted-average grant date fair value of $42.87. The weighted-average grant date fair value with respect to RSUs granted for the six months ended June 30, 2024 was $98.90. There were no RSUs granted that contained both service and market conditions for the six months ended June 30, 2024.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

The following table summarizes activity related to unvested Partnership Units, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the six months ended June 30, 2025:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2024	1,299,131	$59.16
Granted	60,227	162.60
Vested	(273,831)	45.44
Balance, June 30, 2025	1,085,527	$68.36

As of June 30, 2025, there was $35.1 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.4 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate. The balance as of December 31, 2024 includes 664,655 Partnership Unit awards that had fully achieved market conditions with a weighted-average grant date fair value of $39.10. The weighted-average grant date fair value with respect to Partnership Units granted for the six months ended June 30, 2024 was $93.76. There were no Partnership Units granted that contained both service and market conditions for the six months ended June 30, 2024.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2025, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	6,119,999	1.7
Partnership Units	1,079,033	1.4
Total Equity-Based Awards	7,199,032	1.7

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $11.3 million and $22.5 million for the three and six months ended June 30, 2025, respectively, and $13.7 million and $27.9 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $37.8 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.4 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.
LEASES

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Lease Cost	$11,575	$9,320	$22,162	$18,651
Variable Lease Cost	1,422	949	2,846	2,065
Sublease Income	(239)	(199)	(442)	(403)
Total Lease Cost	$12,758	$10,070	$24,566	$20,313

Supplemental information related to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2025	2024
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$301	$4,348
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$36,687	$—

	June 30, 2025	December 31, 2024
Weighted-Average Remaining Lease Term (in years)	14.1	14.4
Weighted-Average Discount Rate	6.9%	6.9%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of June 30, 2025:

Year Ending December 31,
2025 (July 1 through December 31)	$16,520
2026	35,862
2027	41,950
2028	49,801
2029	49,532
Thereafter	484,821
Total Lease Payments	678,486
Less: Tenant Improvement Allowances	30,781
Less: Imputed Interest	233,046
Total	$414,659

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

For the six months ended June 30, 2025 and 2024, certain holders of Partnership Units exchanged 0.5 million and 0.3 million Partnership Units, respectively, for cash in the amounts of $81.3 million and $30.3 million, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

With respect to the second quarter 2025 exchange, certain holders of Partnership Units presented the Company with 0.2 million Partnership Units for exchange. The Company elected to exchange these Partnership Units for cash at an amount to be determined by the volume-weighted average price per share of the Company’s Class A common stock on July 31, 2025 (the Exchange Date).

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2025 and December 31, 2024, the Company had amounts due of $33.5 million and $29.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years and an option to extend for an additional year. During the third quarter of 2024, Dynasty exercised the option to extend the term of the sublease for an additional year. The rent, terms and conditions of the Sublease were consistent with those similar to subleases in the market as of the time the Sublease was entered, and the Company recognized $0.2 million and $0.4 million of sublease income for each of the three and six months ended June 30, 2025 and 2024. Such amounts are recorded in Interest Income and Other in the Condensed Consolidated Statements of Operations.

Aircraft Lease

The Company makes available to its CEO and, on occasion by exception, to other partners, including the Company’s Named Executive Officers, personal use of a company leased aircraft when it is not being used for business purposes, for which the Company is reimbursed the cost associated with such use. Such amount is not material to the condensed consolidated financial statements.

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
Maximum Consolidated Leverage Ratio of 1.50 to 1.00.

A breach of such covenants or any other event of default would entitle the Administrative Agent to accelerate the Borrower’s debt obligations under the Credit Agreement.

As of June 30, 2025 and December 31, 2024, there were no borrowings outstanding under the Credit Agreement.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with the debt covenants under the Credit Agreement.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. As of June 30, 2025 and December 31, 2024, the amount guaranteed was $1.7 million and $2.0 million, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with former Parent

Employee Matters Agreement

Pursuant to the Employee Matters Agreement, the Company has agreed to pay former Parent the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of June 30, 2025 and December 31, 2024, the Company had accrued $0.6 million and $0.5 million, respectively, which the Company anticipates will be payable to former Parent after the Company files its respective tax returns. The tax deduction and corresponding payable related to such deliveries will fluctuate primarily based on the price of former Parent’s common stock at the time of delivery.

14.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong, Spain, Japan, United Arab Emirates and the Kingdom of Saudi Arabia, which specify, among other requirements, capital adequacy requirements.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2025 and December 31, 2024, PJT Partners LP had net capital of $149.0 million and $335.4 million, respectively, which exceeded the minimum net capital requirement by $147.5 million and $333.6 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

As of June 30, 2025 and December 31, 2024, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners Japan K.K., deNovo DIFC, and deNovo Partners Finance were in compliance with local capital adequacy requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from Contracts with Customers
United States	$340,338	$328,943	$607,124	$608,155
United Kingdom	46,229	27,321	89,603	68,042
Other International	14,537	1,817	26,294	8,969
Total Revenues from Contracts with Customers	401,104	358,081	723,021	685,166
Interest Income and Other[1]	5,780	2,100	8,394	4,408
Total Revenues	$406,884	$360,181	$731,415	$689,574

	June 30, 2025	December 31, 2024
Assets
United States	$1,235,599	$1,363,744
United Kingdom	183,438	176,551
Other International	92,361	95,039
Total	$1,511,398	$1,635,334

1 Includes revenues not otherwise derived from contracts with customers.

16.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of the Company’s Class A common stock, which will be paid on September 17, 2025 to the Company’s Class A common stockholders of record as of September 3, 2025.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

On July 30, 2025, the Board appointed Peter L.S. Currie as a director of the Company, effective as of July 30, 2025.

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

Mergers and acquisitions (“M&A”) is a cyclical business that is impacted by macroeconomic conditions. There are several factors influencing global M&A activity in the intermediate term, including monetary policy, global trade policies, greater economic and geopolitical uncertainty and global growth. How these macroeconomic factors impact the strength of strategic activity in the intermediate term is still uncertain and while there are indications of a pickup in M&A activity, the data continues to present a mixed picture. In the second quarter of 2025, worldwide M&A announced volumes increased 33% compared with prior year, however, the number of transactions declined1. While we expect the markets to recover to historical relationships between M&A activity and broader market benchmarks, the pace of such recovery remains unclear.

Global restructuring and special situations trends remained elevated during the second quarter of 2025 due to liability management, balance sheet restructuring and bankruptcy activity. A number of factors continue to drive elevated levels of restructuring, as both corporates and financial sponsors deal with capital markets volatility, challenged business models, and changing consumer preferences. Activity during the second quarter of 2025 remains dispersed across corporates, creditors and financial sponsors as well as a broad cross section of industries and geographies, demonstrating a continued multi-year cycle of elevated activity.

Fund placement activity remains challenging given the global macroeconomic environment, volatility in the market, an overall slowdown in realizations and the supply of alternative investment opportunities in the market seeking capital. Additionally, limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high as a flight to quality persists. As it relates to private capital solutions, the demand for alternative liquidity vehicles from general partners and limited partners continues to be a driver for increased market volumes, and, despite recent market volatility we expect the environment to remain favorable in the intermediate term.

___________________________________________________________________________________________________________________________________________

1Source: LSEG Global Mergers & Acquisitions Review for First Half of 2025 as of June 30, 2025.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from contracts with clients to provide advisory and placement services. This revenue is primarily a function of the number of active engagements we have, the size and the complexity of each of those engagements and the fees we charge for our services.

We provide a range of strategic advisory, shareholder advisory, capital markets advisory, and restructuring and special situations services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our private capital solutions services include providing general partner solutions and investing solutions to clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Our fund placement services primarily serve a diverse range of investment strategies, including private equity, alternative credit/hedge funds, and real estate. We advise on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation including partnership terms and conditions most prevalent in the current environment. We also provide public and private placement fundraising services to our corporate clients.

The amount and timing of the fees paid vary by the type of engagement and are typically based on retainers, completion of a transaction or a capital raise. Fees earned for services provided to alternative asset managers are typically recognized upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized over time as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate, such as the Secured Overnight Financing Rate or an alternate reference rate, plus a market-based margin. For funds with multiple closings, the constraint on variable consideration is lifted upon each closing. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, we earn fees for such open-end fund structures over a four year period. For these arrangements, revenue is recognized over time as the constraint over variable consideration is lifted. Placement and underwriting fees earned for public and private placement fundraising services are recognized based on successful completion of the transaction. We may receive non-refundable up-front fees in our contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided.

A transaction can fail to be completed for many reasons, including global and/or regional economic conditions, failure of parties to agree upon final terms, to secure necessary board or shareholder approvals, to secure necessary financing or to achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

Interest Income and Other – Interest Income and Other represents interest typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding placement fees receivable; foreign exchange gains and losses arising from transactions denominated in currencies other than U.S. dollars; sublease income; the amount of expense reimbursement invoiced to clients related to out-of-pocket expenses; and the mark-to-market impact on fair value of certain equity securities received in exchange for advisory services. Interest on placement fees receivable is earned from the time revenue is recognized and is calculated as mutually agreed upon with the receivable counterparty. Interest receivable is included in Accounts Receivable, Net in the Condensed Consolidated Statements of Financial Condition.

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

Our operating entities are generally subject to New York City Unincorporated Business Tax and to entity-level income taxes imposed by state and local as well as non-U.S. jurisdictions, as applicable. These taxes have been reflected in our condensed consolidated financial statements.

PJT Partners Inc. is subject to U.S. federal, state and local corporate income tax on its allocable share of results of operations from the holding partnership (PJT Partners Holdings LP).

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. We are continuing to assess the impact of OBBBA and does not expect it to have a material impact on the Company’s 2025 condensed consolidated financial statements.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$354,521	$307,082	15%	$636,708	$595,763	7%
Placement Fees	43,219	46,873	(8)%	79,250	81,362	(3)%
Interest Income and Other	9,144	6,226	47%	15,457	12,449	24%
Total Revenues	406,884	360,181	13%	731,415	689,574	6%
Expenses
Compensation and Benefits	276,834	250,326	11%	497,976	479,254	4%
Occupancy and Related	14,865	12,107	23%	28,773	24,268	19%
Travel and Related	11,445	9,055	26%	22,608	18,156	25%
Professional Fees	9,065	8,780	3%	16,436	17,129	(4)%
Communications and Information Services(1)	9,716	8,577	13%	18,876	16,437	15%
Depreciation and Amortization	3,282	3,112	5%	6,494	6,610	(2)%
Other Expenses(1)	5,198	3,825	36%	11,195	9,418	19%
Total Expenses	330,405	295,782	12%	602,358	571,272	5%
Income Before Provision (Benefit) for Taxes	76,479	64,399	19%	129,057	118,302	9%
Provision (Benefit) for Taxes	15,041	11,368	32%	(6,544)	11,899	N/M
Net Income	61,438	53,031	16%	135,601	106,403	27%
Net Income Attributable to Non-Controlling Interests	28,538	24,715	15%	48,685	45,464	7%
Net Income Attributable to PJT Partners Inc.	$32,900	$28,316	16%	$86,916	$60,939	43%

N/M Not meaningful.

(1) Certain balances on the Condensed Consolidated Statements of Operations in the prior period have been reclassified to conform to their current presentation. For the three and six months ended June 30, 2024, this resulted in a reclassification of $3.3 million and $6.4 million respectively, from Other Expenses to Communications and Information Services. This reclassification had no impact on net income or Condensed Consolidated Statements of Financial Condition.

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Number of Clients	233	236	294	293
Total Number of Fees of at least $1 Million from Client Transactions	72	70	133	128

Total Revenues were $406.9 million for the three months ended June 30, 2025, an increase of $46.7 million compared with $360.2 million for the three months ended June 30, 2024. Advisory Fees were $354.5 million for the three months ended June 30, 2025, an increase of $47.4 million compared with $307.1 million for the three months ended June 30, 2024. The increase in Advisory Fees was principally due to an increase in strategic advisory revenues. Placement Fees were $43.2 million for the three months ended June 30, 2025, a decrease of $3.7 million compared with $46.9 million for the three months ended June 30, 2024. The decrease in Placement Fees was due to a decrease in fund placement revenues. Interest Income and Other was $9.1 million for the three months ended June 30, 2025, an increase of $2.9 million compared with $6.2 million for the three months ended June 30, 2024. The increase in Interest Income and Other was principally due to an increase in the fair market value of certain equity securities received as part of transaction compensation.

Total Revenues were $731.4 million for the six months ended June 30, 2025, an increase of $41.8 million compared with $689.6 million for the six months ended June 30, 2024. Advisory Fees were $636.7 million for the six months ended June 30, 2025, an increase of $40.9 million compared with $595.8 million for the six months ended June 30, 2024. The increase in Advisory Fees was principally due to an increase in strategic advisory revenues. Placement Fees were $79.3 million for the six months ended June 30, 2025, a decrease of $2.1 million compared with $81.4 million for the six months ended June 30, 2024. The decrease in Placement Fees was due to a decrease in fund placement revenues. Interest Income and Other was $15.5 million for the six months ended June 30, 2025, an increase of $3.0 million compared with $12.4 million for the six months ended June 30, 2024. The increase in Interest Income and Other was principally due to an increase in the fair market value of certain equity securities received as part of transaction compensation.

Expenses

Expenses were $330.4 million for the three months ended June 30, 2025, an increase of $34.6 million compared with $295.8 million for the three months ended June 30, 2024. The increase in expenses was principally due to increases in Compensation and Benefits, Occupancy and Related and Travel and Related of $26.5 million, $2.8 million and $2.4 million, respectively. The increase in Compensation and Benefits Expense was driven by higher revenues compared with prior year, partially offset by a lower accrual rate. Occupancy and Related increased principally due to the expansion of our London and New York offices. Travel and Related increased principally due to increased business development activity and higher cost of travel.

Expenses were $602.4 million for the six months ended June 30, 2025, an increase of $31.1 million compared with $571.3 million for the six months ended June 30, 2024. The increase in expenses was principally due to increases in Compensation and Benefits, Occupancy and Related and Travel and Related of $18.7 million, $4.5 million and $4.5 million, respectively. The increase in Compensation and Benefits Expense was driven by higher revenues compared with prior year, partially offset by a lower accrual rate. Occupancy and Related increased principally due to the expansion of our London and New York offices. Travel and Related increased principally due to increased business development activity and higher cost of travel.

Provision (Benefit) for Taxes

The Company’s Provision for Taxes for the three months ended June 30, 2025 was $15.0 million, which represents an effective tax rate of 19.7% on pretax income of $76.5 million. The Company’s Provision for Taxes for the three months ended June 30, 2024 was $11.4 million, which represents an effective tax rate of 17.7% on pretax income of $64.4 million.

The Company’s Benefit for Taxes for the six months ended June 30, 2025 was $6.5 million, which represents an effective tax rate of -5.1% on pretax income of $129.1 million. The Company’s Provision for Taxes for the six months ended June 30, 2024 was $11.9 million, which represents an effective tax rate of 10.1% on pretax income of $118.3 million.

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

On July 29, 2024, PJT Partners Holdings LP, as borrower the ("Borrower"), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with aggregate principal amount of up to $100 million. Further information regarding the Credit Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of June 30, 2025 and December 31, 2024, we were in compliance with the debt covenants under the Credit Agreement. Additionally, as of June 30, 2025 and December 31, 2024, there were no borrowings outstanding under the Credit Agreement.

We evaluate our cash needs on a regular basis. As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents and short-term investments of $318.4 million and $546.8 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, money market funds or Treasury securities. Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally tied to the successful completion of transactions and the timing of receivable collections. As of June 30, 2025 and December 31, 2024, total accounts receivable, net of allowance for credit losses, was $359.0 million and $320.8 million, respectively. As of June 30, 2025 and December 31, 2024, the allowance for credit losses was $5.2 million and $2.5 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $98.6 million and $88.6 million as of June 30, 2025 and December 31, 2024, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

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

For the six months ended June 30, 2025 and 2024, certain holders of Partnership Units exchanged 0.5 million and 0.3 million Partnership Units, respectively, for cash in the amounts of $81.3 million and $30.3 million, respectively.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of June 30, 2025, the Company’s remaining repurchase authorization was $87.2 million. Under the current repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

During the six months ended June 30, 2025, the Company repurchased 1.3 million shares of the Company’s Class A common stock at an average price per share of $149.85, or $190.5 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. As of June 30, 2025 and December 31, 2024, the amount guaranteed was $1.7 million and $2.0 million, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2025 and December 31, 2024, the Company had amounts due of $33.5 million and $29.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Second Quarter of 2025

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
April 1 to April 30	353,224	$130.74	353,224	$104.4 million
May 1 to May 31	77,594	145.95	77,594	93.0 million
June 1 to June 30	38,300	152.52	38,300	87.2 million
Total	469,118	$135.04	469,118	$87.2 million

(a)
On February 6, 2024, the Company announced that the Board of Directors (the “Board”) authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of June 30, 2025, the Company’s remaining repurchase authorization was $87.2 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

There were no unregistered sales/issuances of equity securities during the second quarter of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Date: July 31, 2025

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)