Form 10-Q
period 2025-09-30
PJT Partners Inc.
filed 2025-11-06
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of October 31, 2025, there were 24,307,171 shares of Class A common stock, par value $0.01 per share, and 130 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2025	December 31, 2024
Assets
Cash and Cash Equivalents	$400,452	$483,877
Investments (at fair value)	120,701	62,912
Accounts Receivable (net of allowance for credit losses of $4,436 and $2,525 at September 30, 2025 and December 31, 2024, respectively)	371,320	320,783
Intangible Assets, Net	8,722	13,033
Goodwill	191,614	191,614
Furniture, Equipment and Leasehold Improvements, Net	45,994	22,137
Operating Lease Right-of-Use Assets	340,817	312,903
Other Assets	149,415	142,892
Deferred Tax Asset, Net	90,098	85,183
Total Assets	$1,719,133	$1,635,334
Liabilities and Equity
Accrued Compensation and Benefits	$297,329	$299,255
Accounts Payable, Accrued Expenses and Other Liabilities	30,134	33,624
Operating Lease Liabilities	413,207	354,520
Amount Due Pursuant to Tax Receivable Agreement	34,328	29,343
Taxes Payable	6,841	7,353
Deferred Revenue	6,856	9,596
Total Liabilities	788,695	733,691
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 35,922,080 and 34,032,059 issued at September 30, 2025 and December 31, 2024, respectively; 24,307,171 and 23,688,184 outstanding at September 30, 2025 and December 31, 2024, respectively)	359	340
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 130 issued and outstanding at September 30, 2025; 125 issued and outstanding at December 31, 2024)	—	—
Additional Paid-In Capital	807,977	688,702
Retained Earnings	336,913	228,594
Accumulated Other Comprehensive Income (Loss)	2,801	(1,661)
Treasury Stock at Cost (11,614,909 and 10,343,875 shares at September 30, 2025 and December 31, 2024, respectively)	(919,462)	(728,962)
Total PJT Partners Inc. Equity	228,588	187,013
Non-Controlling Interests	701,850	714,630
Total Equity	930,438	901,643
Total Liabilities and Equity	$1,719,133	$1,635,334

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Advisory Fees	$389,799	$283,787	$1,026,507	$879,550
Placement Fees	49,156	32,464	128,406	113,826
Interest Income and Other	8,138	10,071	23,595	22,520
Total Revenues	447,093	326,322	1,178,508	1,015,896
Expenses
Compensation and Benefits	303,329	226,794	801,305	706,048
Occupancy and Related	15,424	12,961	44,197	37,229
Travel and Related	10,379	8,314	32,987	26,470
Professional Fees	9,775	10,883	26,211	28,012
Communications and Information Services	8,502	8,146	27,378	24,583
Depreciation and Amortization	3,406	2,984	9,900	9,594
Other Expenses	5,325	6,853	16,520	16,271
Total Expenses	356,140	276,935	958,498	848,207
Income Before Provision for Taxes	90,953	49,387	220,010	167,689
Provision for Taxes	15,996	8,314	9,452	20,213
Net Income	74,957	41,073	210,558	147,476
Net Income Attributable to Non-Controlling Interests	35,118	18,923	83,803	64,387
Net Income Attributable to PJT Partners Inc.	$39,839	$22,150	$126,755	$83,089
Net Income Per Share of Class A Common Stock
Basic	$1.55	$0.87	$4.93	$3.26
Diluted	$1.47	$0.79	$4.70	$3.08
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,749,143	25,372,621	25,704,472	25,479,195
Diluted	28,633,155	44,642,704	43,896,543	43,831,639

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$74,957	$41,073	$210,558	$147,476
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(1,352)	3,721	8,333	2,746
Comprehensive Income	73,605	44,794	218,891	150,222
Less:
Comprehensive Income Attributable to Non- Controlling Interests	34,497	20,636	87,674	65,654
Comprehensive Income Attributable to PJT Partners Inc.	$39,108	$24,158	$131,217	$84,568

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income	Stock	Interests	Total
Balance at June 30, 2025	35,917,664	128	(11,614,909)	$359	$—	$779,851	$303,159	$3,532	$(919,462)	$681,163	$848,602
Net Income	—	—	—	—	—	—	39,839	—	—	35,118	74,957
Other Comprehensive Loss	—	—	—	—	—	—	—	(731)	—	(621)	(1,352)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,085)	—	—	—	(6,085)
Equity-Based Compensation	—	—	—	—	—	42,714	—	—	—	4,857	47,571
Net Share Settlement	—	—	—	—	—	(95)	—	—	—	—	(95)
Deliveries of Vested Shares of Class A Common Stock	4,416	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	2	—	—	—	(14,493)	—	—	—	(18,667)	(33,160)
Balance at September 30, 2025	35,922,080	130	(11,614,909)	$359	$—	$807,977	$336,913	$2,801	$(919,462)	$701,850	$930,438

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2024	34,032,059	125	(10,343,875)	$340	$—	$688,702	$228,594	$(1,661)	$(728,962)	$714,630	$901,643
Net Income	—	—	—	—	—	—	126,755	—	—	83,803	210,558
Other Comprehensive Income	—	—	—	—	—	—	—	4,462	—	3,871	8,333
Dividends Declared ($0.75 Per Share of Class A Common Stock)	—	—	—	—	—	—	(18,436)	—	—	—	(18,436)
Tax Distributions	—	—	—	—	—	—	—	—	—	(597)	(597)
Equity-Based Compensation	—	—	—	—	—	167,230	—	—	—	18,591	185,821
Net Share Settlement	—	—	—	—	—	(54,285)	—	—	—	—	(54,285)
Deliveries of Vested Shares of Class A Common Stock	1,890,021	—	—	19	—	(19)	—	—	—	—	—
Change in Ownership Interest	—	5	—	—	—	6,349	—	—	—	(118,448)	(112,099)
Treasury Stock Purchases	—	—	(1,271,034)	—	—	—	—	—	(190,500)	—	(190,500)
Balance at September 30, 2025	35,922,080	130	(11,614,909)	$359	$—	$807,977	$336,913	$2,801	$(919,462)	$701,850	$930,438

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

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net Income	$210,558	$147,476
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	185,821	170,245
Depreciation and Amortization Expense	9,900	9,594
Amortization of Operating Lease Right-of-Use Assets	13,317	11,843
Provision for Credit Losses	1,923	5,205
Other	(6,474)	(4,118)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(45,140)	(83,119)
Other Assets	15,948	7,311
Accrued Compensation and Benefits	(7,485)	63,417
Accounts Payable, Accrued Expenses and Other Liabilities	(2,770)	5,908
Taxes Payable	(775)	(134)
Deferred Revenue	(4,232)	1,606
Net Cash Provided by Operating Activities	370,591	335,234
Investing Activities
Purchases of Investments	(162,765)	(350,782)
Proceeds from Sales and Maturities of Investments	105,932	109,264
Purchases of Furniture, Equipment and Leasehold Improvements	(28,707)	(2,873)
Net Cash Used in Investing Activities	(85,540)	(244,391)
Financing Activities
Dividends	(18,436)	(18,165)
Tax Distributions	(597)	(23,133)
Employee Taxes Paid for Shares Withheld	(54,285)	(31,299)
Cash-Settled Exchanges of Partnership Units	(114,388)	(43,358)
Treasury Stock Purchases	(190,500)	(185,587)
Payments Pursuant to Tax Receivable Agreement	(409)	(616)
Net Cash Used in Financing Activities	(378,615)	(302,158)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	10,139	4,608
Net Decrease in Cash and Cash Equivalents	(83,425)	(206,707)
Cash and Cash Equivalents, Beginning of Period	483,877	355,543
Cash and Cash Equivalents, End of Period	$400,452	$148,836
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$12,382	$15,427

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2025, the non-controlling interest of PJT Partners Holdings LP was 38.2%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS, PJT Partners Japan K.K., deNovo Corporate Advisors MENA LLC (“deNovo MENA”), PJT deNovo Partners Ltd (“deNovo DIFC”), and deNovo Partners Finance (collectively with deNovo MENA and deNovo DIFC, “deNovo Partners”).

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include (i) highly liquid money market funds, (ii) short-term interest bearing and non-interest bearing accounts, and (iii) short-term investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $11.5 million and $10.7 million as of September 30, 2025 and December 31, 2024, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reclassifications

Certain balances on the Condensed Consolidated Statements of Operations in the prior period have been reclassified to conform to their current presentation. For the three and nine months ended September 30, 2024, this resulted in a reclassification of $3.3 million and $9.6 million, respectively, from Other Expenses to Communications and Information Services. This reclassification had no impact on net income or Condensed Consolidated Statements of Financial Condition.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606, which permits entities to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its condensed consolidated financial statements.

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advisory Fees	$389,799	$283,787	$1,026,507	$879,550
Placement Fees	49,156	32,464	128,406	113,826
Interest Income from Placement Fees and Other	3,307	4,095	10,370	12,136
Revenues from Contracts with Customers	$442,262	$320,346	$1,165,283	$1,005,512

Performance Obligations

The Company generally expects performance obligations from contracts with customers to have an original expected duration of one year or less; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14. The transaction price allocated to performance obligations yet to be satisfied with an original expected duration exceeding one year was not material at September 30, 2025.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The majority of revenues recognized by the Company during the three and nine months ended September 30, 2025 and 2024 were related to performance obligations that were satisfied or partially satisfied in prior periods, primarily due to constraints on variable consideration from prior periods being resolved.

Contract Balances

There were no significant impairments related to contract balances during the three and nine months ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025 and 2024, $8.1 million and $9.8 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. The Company recorded $2.2 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance	$5,192	$3,571	$2,525	$2,391
Provision (Benefit) for Credit Losses	(756)	578	1,923	5,205
Write-offs	—	(129)	(112)	(3,826)
Recoveries	—	—	100	250
Ending Balance	$4,436	$4,020	$4,436	$4,020

Included in Accounts Receivable, Net is accrued interest of $3.6 million and $3.7 million as of September 30, 2025 and December 31, 2024, respectively, related to placement fees.

Included in Accounts Receivable, Net are long-term receivables of $87.1 million and $88.6 million as of September 30, 2025 and December 31, 2024, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $2.2 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.9 million and $1.1 million as of September 30, 2025 and December 31, 2024 respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2025	December 31, 2024
Finite-Lived Intangible Assets
Customer Relationships	$66,376	$66,376
Trade Name	9,900	9,900
Total Intangible Assets	76,276	76,276
Accumulated Amortization
Customer Relationships	(57,654)	(53,846)
Trade Name	(9,900)	(9,397)
Total Accumulated Amortization	(67,554)	(63,243)
Intangible Assets, Net	$8,722	$13,033

Amortization expense was $1.4 million and $4.3 million for the three and nine months ended September 30, 2025, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2024, respectively.

Amortization of Intangible Assets held at September 30, 2025 is expected to be $1.3 million for the remainder of the year ending December 31, 2025, $4.0 million the year ending December 31, 2026, $0.7 million for each of the years ending December 31, 2027, 2028 and 2029. The intangible assets as of September 30, 2025 are expected to amortize over a weighted-average period of 3.5 years.

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30, 2025	December 31, 2024
Leasehold Improvements	$83,594	$59,198
Furniture and Fixtures	17,545	17,316
Office Equipment	8,920	7,197
Fractional Aircraft Ownership Interest	3,800	—
Total Furniture, Equipment and Leasehold Improvements	113,859	83,711
Accumulated Depreciation	(67,865)	(61,574)
Furniture, Equipment and Leasehold Improvements, Net	$45,994	$22,137

Depreciation expense was $2.0 million and $5.6 million for the three and nine months ended September 30, 2025, respectively, and $1.8 million and $5.9 million for the three and nine months ended September 30, 2024, respectively.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	September 30, 2025
	Level I	Level II	Level III	Total
Treasury Securities	$—	$120,701	$—	$120,701
Money Market Funds	—	266,939	—	266,939
Total	$—	$387,640	$—	$387,640

	December 31, 2024
	Level I	Level II	Level III	Total
Treasury Securities	$—	$62,912	$—	$62,912
Money Market Funds	—	100,726	—	100,726
Total	$—	$163,638	$—	$163,638

Investments in Treasury securities were included in Investments at September 30, 2025 and December 31, 2024 in the Condensed Consolidated Statements of Financial Condition. Investments in money market funds were included in Cash and Cash Equivalents at September 30, 2025 and December 31, 2024 in the Condensed Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income Before Provision for Taxes	$90,953	$49,387	$220,010	$167,689
Provision for Taxes	$15,996	$8,314	$9,452	$20,213
Effective Income Tax Rate	17.6%	16.8%	4.3%	12.1%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2025 primarily due to partnership income not being subject to U.S. corporate income taxes, state and local taxes, and permanent differences related to equity-based compensation.

The Company had no unrecognized tax benefits as of September 30, 2025.

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

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of PJT Partners Inc. Class A common stock for the three and nine months ended September 30, 2025 and 2024 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$39,839	$22,150	$126,755	$83,089
Incremental Net Income from Dilutive Securities	2,390	13,339	79,506	51,785
Net Income Attributable to Shares of Class A Common Stock — Diluted	$42,229	$35,489	$206,261	$134,874
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,749,143	25,372,621	25,704,472	25,479,195
Weighted-Average Number of Incremental Shares from Unvested RSUs	2,884,012	3,437,914	2,846,714	2,702,602
Weighted-Average Number of Incremental Shares from Partnership Units	—	15,832,169	15,345,357	15,649,842
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	28,633,155	44,642,704	43,896,543	43,831,639
Net Income Per Share of Class A Common Stock
Basic	$1.55	$0.87	$4.93	$3.26
Diluted	$1.47	$0.79	$4.70	$3.08

Holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, as amended and restated, on a quarterly basis (subject to the terms of the exchange agreement, as amended), exchange all or part of their Partnership Units for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for PJT Partners Inc. Class A common stock, weighted-average PJT Partners Inc. Class A common stock outstanding would be 40,904,640 and 41,049,829 for the three and nine months ended September 30, 2025, respectively, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of PJT Partners Inc. Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended September 30, 2025, there were 15,155,497 weighted-average Partnership Units that were anti-dilutive. For the nine months ended September 30, 2025, there were no anti-dilutive securities. For the three and nine months ended September 30, 2024, there were no anti-dilutive securities.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of September 30, 2025, the Company’s remaining repurchase authorization was $87.2 million. Under the current repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

During the nine months ended September 30, 2025, the Company repurchased 1.3 million shares of the Company’s Class A common stock at a volume-weighted average price per share of $149.85, or $190.5 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

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

The following table represents equity-based compensation expense and the related income tax benefit for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity-Based Compensation Expense	$47,571	$51,000	$185,821	$170,245
Income Tax Benefit	$6,948	$6,584	$26,760	$22,445

Restricted Stock Units

The following table summarizes activity related to unvested RSUs, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the nine months ended September 30, 2025:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2024	7,188,089	$81.28
Granted	1,347,896	174.65
Dividends Reinvested on RSUs	(36,053)	45.98
Forfeited	(40,859)	115.89
Vested	(2,149,202)	69.77
Balance, September 30, 2025	6,309,871	$105.12

As of September 30, 2025, there was $320.1 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.4 years. The Company assumes a forfeiture rate of 4.0% to 7.0% annually based on expected turnover and periodically reassesses this rate. The balance as of December 31, 2024 includes 909,636 RSU awards that had fully achieved market conditions with a weighted-average grant date fair value of $42.87. The weighted-average grant date fair value with respect to RSUs granted for the nine months ended September 30, 2024 was $100.52. There were no RSUs granted that contained both service and market conditions for the nine months ended September 30, 2024.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

The following table summarizes activity related to unvested Partnership Units, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the nine months ended September 30, 2025:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2024	1,299,131	$59.16
Granted	73,469	162.65
Vested	(273,831)	45.44
Balance, September 30, 2025	1,098,769	$69.50

As of September 30, 2025, there was $32.5 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.2 years. The Company assumes a forfeiture rate of 1.0% annually based on expected turnover and periodically reassesses this rate. The balance as of December 31, 2024 includes 664,655 Partnership Unit awards that had fully achieved market conditions with a weighted-average grant date fair value of $39.10. The weighted-average grant date fair value with respect to Partnership Units granted for the nine months ended September 30, 2024 was $106.41. There were no Partnership Units granted that contained both service and market conditions for the nine months ended September 30, 2024.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2025, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	5,988,477	1.4
Partnership Units	1,093,745	1.2
Total Equity-Based Awards	7,082,222	1.4

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $11.5 million and $34.0 million for the three and nine months ended September 30, 2025, respectively, and $12.8 million and $40.7 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $27.6 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.3 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.
LEASES

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Lease Cost	$11,582	$9,912	$33,744	$28,563
Variable Lease Cost	1,769	1,245	4,615	3,310
Sublease Income	(315)	(201)	(757)	(604)
Total Lease Cost	$13,036	$10,956	$37,602	$31,269

Supplemental information related to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2025	2024
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases	$52	$3,971
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$36,687	$24,054

	September 30, 2025	December 31, 2024
Weighted-Average Remaining Lease Term (in years)	13.9	14.4
Weighted-Average Discount Rate	6.9%	6.9%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of September 30, 2025:

Year Ending December 31,
2025 (October 1 through December 31)	$8,976
2026	35,661
2027	41,749
2028	49,594
2029	49,322
Thereafter	484,266
Total Lease Payments	669,568
Less: Tenant Improvement Allowances	25,779
Less: Imputed Interest	230,582
Total	$413,207

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

For the nine months ended September 30, 2025 and 2024, certain holders of Partnership Units exchanged 0.7 million and 0.4 million Partnership Units, respectively, for cash in the amounts of $114.4 million and $43.4 million, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

With respect to the third quarter 2025 exchange, certain holders of Partnership Units presented the Company with 0.1 million Partnership Units for exchange. The Company elected to exchange these Partnership Units for cash at an amount to be determined by the volume-weighted average price per share of the Company’s Class A common stock on November 6, 2025 (the Exchange Date).

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2025 and December 31, 2024, the Company had amounts due of $34.3 million and $29.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years and an option to extend for an additional year, which was subsequently exercised. During the third quarter of 2025, the Sublease was amended to further extend the term through June 30, 2026. The rent, terms and conditions of the Sublease were consistent with those similar to subleases in the market as of the time the Sublease was entered or extended, and the Company recognized $0.2 million and $0.6 million of sublease income for each of the three and nine months ended September 30, 2025 and 2024. Such amounts are recorded in Interest Income and Other in the Condensed Consolidated Statements of Operations.

Aircraft

The Company makes available to its CEO and, on occasion by exception, to other partners, including the Company’s Named Executive Officers, personal use of a company aircraft when it is not being used for business purposes, for which the Company is reimbursed the cost associated with such use. Such amount is not material to the condensed consolidated financial statements.

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

As of September 30, 2025 and December 31, 2024, there were no borrowings outstanding under the Credit Agreement.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with the debt covenants under the Credit Agreement.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. As of September 30, 2025 and December 31, 2024, the amount guaranteed was $1.6 million and $2.0 million, respectively. In connection with this guarantee, the Company currently expects any associated risk of loss to be insignificant.

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

Transactions and Agreements with former Parent

Employee Matters Agreement

Pursuant to the Employee Matters Agreement, the Company has agreed to pay our former Parent the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of September 30, 2025 and December 31, 2024, the Company had accrued $0.6 million and $0.5 million, respectively, which the Company anticipates will be payable to former Parent after the Company files its respective tax returns. The tax deduction and corresponding payable related to such deliveries will fluctuate primarily based on the price of former Parent’s common stock at the time of delivery.

14.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong, Spain, Japan, United Arab Emirates and the Kingdom of Saudi Arabia, which specify, among other requirements, capital adequacy requirements.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2025 and December 31, 2024, PJT Partners LP had net capital of $314.6 million and $335.4 million, respectively, which exceeded the minimum net capital requirement by $313.1 million and $333.6 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

As of September 30, 2025 and December 31, 2024, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners Japan K.K., deNovo DIFC, and deNovo Partners Finance were in compliance with local capital adequacy requirements.

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

The Company is organized as one operating segment in order to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of senior professionals across the Company. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and allocates resources on a consolidated basis based on consolidated Net Income that is presented on the Condensed Consolidated Statements of Operations as well as other broad considerations, including the market opportunity, available expertise across the Company and the strength and efficacy of professionals’ collaboration. The measure of segment assets is presented on the Condensed Consolidated Statements of Financial Condition as total consolidated assets. The CODM reviews segment assets at the same level or category as presented on the Condensed Consolidated Statements of Financial Condition. The CODM uses consolidated Net Income to assist in assessing performance, establishing compensation, and setting capital priorities including such actions as reinvesting profits into the business, offsetting dilution or paying dividends. The CODM is regularly provided with the consolidated expenses as presented on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from Contracts with Customers
United States	$380,039	$275,578	$987,163	$883,733
United Kingdom	56,500	32,896	146,103	100,938
Other International	5,723	11,872	32,017	20,841
Total Revenues from Contracts with Customers	442,262	320,346	1,165,283	1,005,512
Interest Income and Other[1]	4,831	5,976	13,225	10,384
Total Revenues	$447,093	$326,322	$1,178,508	$1,015,896

	September 30, 2025	December 31, 2024
Assets
United States	$1,419,015	$1,363,744
United Kingdom	206,333	176,551
Other International	93,785	95,039
Total	$1,719,133	$1,635,334

1 Includes revenues not otherwise derived from contracts with customers.

16.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of the Company’s Class A common stock, which will be paid on December 17, 2025 to the Company’s Class A common stockholders of record as of December 3, 2025.

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

Mergers and acquisitions (“M&A”) is a cyclical business that is impacted by macroeconomic conditions. There are several factors influencing global M&A activity in the intermediate term, including monetary policy, global trade policies, greater economic and geopolitical uncertainty and global growth. How these macroeconomic factors impact the strength of strategic activity in the intermediate term is still uncertain and while there are indications of a pickup in M&A activity, the data continues to present a mixed picture. In the third quarter of 2025, worldwide M&A announced volumes increased 33% compared with prior year, however, the number of transactions declined1. While we expect the markets to recover to historical relationships between M&A activity and broader market benchmarks, the pace of such recovery remains unclear.

Global restructuring and special situations activity remained elevated during the third quarter of 2025 due to liability management, balance sheet restructuring and increasing bankruptcy activity. A number of factors are driving elevated levels of distress with both corporates and financial sponsors dealing with challenged business models and macroeconomic uncertainties, including the impact of tariffs. Activity remained dispersed with corporates, creditors and financial sponsors operating in certain industries across a breadth of geographies, demonstrating a continued multi-year restructuring cycle.

Fund placement activity remains challenging given the overall slowdown in realizations and the supply of alternative investment opportunities in the market seeking capital. Additionally, limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high as a flight to quality persists. As it relates to private capital solutions, the demand for alternative liquidity vehicles from general partners and limited partners continues to be a driver for increased activity, and, barring no major changes in the macroeconomic outlook, we expect market volumes to reach record levels.

___________________________________________________________________________________________________________________________________________

1Source: LSEG Global Mergers & Acquisitions Review for First Nine months of 2025 as of September 30, 2025.

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

The amount and timing of the fees earned vary by the type of engagement and are typically based on retainers, the completion of a transaction or a capital raise. Fees earned for services provided to alternative asset managers are typically recognized upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment based fees, revenue is recognized over time as commitments are accepted. Fees for such closed-end fund arrangements are generally paid in installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate, such as the Secured Overnight Financing Rate or an alternate reference rate, plus a market-based margin. For funds with multiple closings, the constraint on variable consideration is lifted upon each closing. For open-end fund structures, placement fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, we earn fees for such open-end fund structures over a four year period. For these arrangements, revenue is recognized over time as the constraint over variable consideration is lifted. Placement and underwriting fees earned for public and private placement fundraising services are recognized based on successful completion of the transaction. We may receive non-refundable up-front fees in our contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided.

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

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards. Changes in this expense are driven by fluctuations in the number of employees, the composition of our workforce, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our restricted and unrestricted cash awards and equity plans can also have a significant impact and may vary from year to year. Certain awards are expensed over the requisite service period for partners and employees who are or will become retirement eligible prior to the stated vesting date. Over time, a greater number of partners and employees may become retirement eligible and the related requisite service period over which the expense is recognized will be shorter than the stated vesting period.

We maintain compensation programs, including salaries, annual incentive compensation (that may include components of unrestricted cash, restricted cash and/or equity-based awards) and benefits programs. We manage compensation to estimates of competitive levels based on market conditions and performance. Our compensation expense reflects our objective to retain key personnel by maintaining competitive compensation levels. It also reflects the impact of newly-hired senior professionals, including any related grants of equity or restricted cash awards.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(Dollars in Thousands)
Revenues
Advisory Fees	$389,799	$283,787	37%	$1,026,507	$879,550	17%
Placement Fees	49,156	32,464	51%	128,406	113,826	13%
Interest Income and Other	8,138	10,071	(19)%	23,595	22,520	5%
Total Revenues	447,093	326,322	37%	1,178,508	1,015,896	16%
Expenses
Compensation and Benefits	303,329	226,794	34%	801,305	706,048	13%
Occupancy and Related	15,424	12,961	19%	44,197	37,229	19%
Travel and Related	10,379	8,314	25%	32,987	26,470	25%
Professional Fees	9,775	10,883	(10)%	26,211	28,012	(6)%
Communications and Information Services(1)	8,502	8,146	4%	27,378	24,583	11%
Depreciation and Amortization	3,406	2,984	14%	9,900	9,594	3%
Other Expenses(1)	5,325	6,853	(22)%	16,520	16,271	2%
Total Expenses	356,140	276,935	29%	958,498	848,207	13%
Income Before Provision for Taxes	90,953	49,387	84%	220,010	167,689	31%
Provision for Taxes	15,996	8,314	92%	9,452	20,213	(53)%
Net Income	74,957	41,073	82%	210,558	147,476	43%
Net Income Attributable to Non-Controlling Interests	35,118	18,923	86%	83,803	64,387	30%
Net Income Attributable to PJT Partners Inc.	$39,839	$22,150	80%	$126,755	$83,089	53%

(1) Certain balances on the Condensed Consolidated Statements of Operations in the prior period have been reclassified to conform to their current presentation. For the three and nine months ended September 30, 2024, this resulted in a reclassification of $3.3 million and $9.6 million respectively, from Other Expenses to Communications and Information Services. This reclassification had no impact on net income or Condensed Consolidated Statements of Financial Condition.

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Number of Clients	237	220	363	350
Total Number of Fees of at least $1 Million from Client Transactions	68	47	193	174

Total Revenues were $447.1 million for the three months ended September 30, 2025, an increase of $120.8 million compared with $326.3 million for the three months ended September 30, 2024. Advisory Fees were $389.8 million for the three months ended September 30, 2025, an increase of $106.0 million compared with $283.8 million for the three months ended September 30, 2024. The increase in Advisory Fees was principally due to an increase in strategic advisory revenues. Placement Fees were $49.2 million for the three months ended September 30, 2025, an increase of $16.7 million compared with $32.5 million for the three months ended September 30, 2024. The increase in Placement Fees was principally due to an increase in fund placement revenues.

Total Revenues were $1,178.5 million for the nine months ended September 30, 2025, an increase of $162.6 million compared with $1,015.9 million for the nine months ended September 30, 2024. Advisory Fees were $1,026.5 million for the nine months ended September 30, 2025, an increase of $147.0 million compared with $879.6 million for the nine months ended September 30, 2024. The increase in Advisory Fees was principally due to an increase in strategic advisory revenues. Placement Fees were $128.4 million for the nine months ended September 30, 2025, an increase of $14.6 million compared with $113.8 million for the nine months ended September 30, 2024. The increase in Placement Fees was principally due to an increase in fund placement revenues.

Expenses

Expenses were $356.1 million for the three months ended September 30, 2025, an increase of $79.2 million compared with $276.9 million for the three months ended September 30, 2024. The increase in expenses was principally due to increases in Compensation and Benefits, Occupancy and Related and Travel and Related of $76.5 million, $2.5 million and $2.1 million, respectively, partially offset by a decrease in Other Expenses of $1.5 million. The increase in Compensation and Benefits Expense was driven by higher revenues compared with the prior year, partially offset by a lower accrual rate. Occupancy and Related increased due to the expansion of our global office footprint. Travel and Related increased principally due to increased business development activity and higher cost of travel. Other Expenses decreased principally due to the absence of legal reserves.

Expenses were $958.5 million for the nine months ended September 30, 2025, an increase of $110.3 million compared with $848.2 million for the nine months ended September 30, 2024. The increase in expenses was principally due to increases in Compensation and Benefits, Occupancy and Related, Travel and Related and Communications and Information Services of $95.3 million, $7.0 million, $6.5 million and $2.8 million, respectively. The increase in Compensation and Benefits Expense was driven by higher revenues compared with the prior year, partially offset by a lower accrual rate. Occupancy and Related increased due to the expansion of our global office footprint. Travel and Related increased principally due to increased business development activity and higher cost of travel. Communications and Information Services increased principally due to continued investments in technology infrastructure and higher market data expense.

Provision for Taxes

The Company’s Provision for Taxes for the three months ended September 30, 2025 was $16.0 million, which represents an effective tax rate of 17.6% on pretax income of $91.0 million. The Company’s Provision for Taxes for the three months ended September 30, 2024 was $8.3 million, which represents an effective tax rate of 16.8% on pretax income of $49.4 million.

The Company’s Provision for Taxes for the nine months ended September 30, 2025 was $9.5 million, which represents an effective tax rate of 4.3% on pretax income of $220.0 million. The Company’s Provision for Taxes for the nine months ended September 30, 2024 was $20.2 million, which represents an effective tax rate of 12.1% on pretax income of $167.7 million.

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

Our assets have been historically comprised of cash and cash equivalents, investments, receivables arising from advisory and placement engagements and operating lease right-of-use assets. Our liabilities generally include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable and operating lease liabilities. We expect to pay a significant amount of cash incentive compensation toward the end of each year and during the beginning of the next calendar year with respect to the prior year’s results. A portion of incentive compensation may be awarded with equity-based compensation and thus would require less cash. We expect levels of cash to decline at the end of the year and during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to build throughout the remainder of the year.

On July 29, 2024, PJT Partners Holdings LP, as borrower the ("Borrower"), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with aggregate principal amount of up to $100 million. Further information regarding the Credit Agreement can be found in Note 13. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of September 30, 2025 and December 31, 2024, we were in compliance with the debt covenants under the Credit Agreement. Additionally, as of September 30, 2025 and December 31, 2024, there were no borrowings outstanding under the Credit Agreement.

We evaluate our cash needs on a regular basis. As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and short-term investments of $521.2 million and $546.8 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, money market funds or Treasury securities. Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally tied to the successful completion of transactions and the timing of receivable collections. As of September 30, 2025 and December 31, 2024, total accounts receivable, net of allowance for credit losses, was $371.3 million and $320.8 million, respectively. As of September 30, 2025 and December 31, 2024, the allowance for credit losses was $4.4 million and $2.5 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $87.1 million and $88.6 million as of September 30, 2025 and December 31, 2024, respectively, related to placement fees that are generally paid in installments over a period of three to four years.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses including cash compensation to our employees, exchanging of Partnership Units for cash, repurchasing shares of the Company’s Class A common stock, paying income taxes, dividend payments, partnership tax distributions, capital expenditures, making payments pursuant to the tax receivable agreement, strategic investments and other commitments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future which depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors.

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

Regulatory Capital

We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping protocols, reporting procedures, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 14. “Regulated Entities” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our business. We actively monitor our regulatory capital base and we believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

For the nine months ended September 30, 2025 and 2024, certain holders of Partnership Units exchanged 0.7 million and 0.4 million Partnership Units, respectively, for cash in the amounts of $114.4 million and $43.4 million, respectively.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of September 30, 2025, the Company’s remaining repurchase authorization was $87.2 million. Under the current repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

During the nine months ended September 30, 2025, the Company repurchased 1.3 million shares of the Company’s Class A common stock at an average price per share of $149.85, or $190.5 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

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

Guarantee

The Company provides a guarantee to a lending institution for certain loans held by employees for investment in funds of its former Parent, which are secured by the underlying investments in those funds. As of September 30, 2025 and December 31, 2024, the amount guaranteed was $1.6 million and $2.0 million, respectively. In connection with this guarantee, we currently expect any associated risk of loss to be insignificant.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2025 and December 31, 2024, the Company had amounts due of $34.3 million and $29.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Third Quarter of 2025

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
July 1 to July 31	—	$—	—	$87.2 million
August 1 to August 31	—	—	—	87.2 million
September 1 to September 30	—	—	—	87.2 million
Total	—	$—	—	$87.2 million

(a)
On February 6, 2024, the Company announced that the Board of Directors (the “Board”) authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of September 30, 2025, the Company’s remaining repurchase authorization was $87.2 million. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance or transfer of Partnership Units during the third quarter of 2025, the Company issued three corresponding shares of its Class B common stock, par value $0.01 per share. The issuance of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Date: November 6, 2025

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)