Form 10-K
period 2025-12-31
PJT Partners Inc.
filed 2026-02-26
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the Registrant’s Class A common stock (based upon the closing stock price) held by non-affiliates was approximately $3.9 billion.

As of February 19, 2026, there were 24,174,370 shares of Class A common stock, par value $0.01 per share, and 129 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyber attacks, security vulnerabilities and internet disruptions, including breaches of data security and privacy leaks, data loss and business interruptions; (c) failures of our remote and on-premises computer or communication systems, including as a result of a catastrophic event; (d) the impact of catastrophic events, including business disruptions, pandemics, reductions in employment and an increase in business failures on (1) the U.S. and the global economy and (2) our employees and our ability to provide services to our clients and respond to their needs; (e) the failure of third-party service providers to perform their functions; and (f) volatility in the political and economic environment, including but not limited to inflation, changes to global trade policies, elevated interest rates, potential government shutdowns, and geopolitical or military conflicts.

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

We have highly integrated world-class franchises in each of the areas in which we compete:

Strategic Advisory

Our team of leading professionals delivers strategic advice and innovative solutions to our clients in often highly complex and challenging situations. We advise corporate clients and financial sponsors on transactions including mergers and acquisitions (“M&A”), spin-offs, activism defense, contested M&A, joint ventures, minority investments and divestitures. Additionally, we advise private and public company boards and management teams on strategies for building productive investor relationships with a focus on shareholder engagement; complex investor matters; and other critical strategic, governance and shareholder matters. Our capital markets advisory team advises and executes public and private capital raises in the debt and equity capital markets, including debt financings, acquisition financings, structured product offerings, public equity raises including initial public offerings, private capital raises for early and later stage companies, general partner advisory and other capital structure related matters. Our geopolitical and policy advisory practice assists corporate boards and management teams with navigating changing geopolitical relationships against the backdrop of evolving political landscapes.

Restructuring and Special Situations

Our Restructuring and Special Situations business is one of the world’s leading global advisors in liability management, restructurings and special situations, including bespoke financings, tort liability resolutions, distressed M&A and Chapter 11 matters. We were ranked #1 in both global and United States announced restructurings in three out of the last four years by LSEG Refinitiv and were named International Financing Review Restructuring Advisor of the Year for each of the years 2020 through 2023. With expertise in highly complex capital structure challenges, we advise corporate clients, financial sponsors and creditors in situations where a company is experiencing financial distress.

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

Our Key Competitive Strengths

We deliver on our Company strategy by leveraging a set of strengths that differentiate our organization within the global advisory landscape:

•
Young, Entrepreneurial Firm. We combine deep advisory experience with the agility and creativity of a young, entrepreneurial firm. Our teams advise a diverse global client base on complex strategic matters, delivering thoughtful, high-impact solutions. Our advice is grounded in integrity, insight and disciplined execution—core elements of our long-term growth.
•
Global Market Leadership. Our premier Strategic Advisory business is comprised of industry-leading practitioners who have advised on some of the most high-profile and complex transactions worldwide. Our shareholder advisory business is a trusted advisor to public companies on critical strategic, governance and investor matters. Our Restructuring and Special Situations Group is a market leader with a global platform. Our PJT Park Hill platform holds market leading positions across its differentiated set of businesses, supported by longstanding relationships around the globe that provide unique access to capital sources, liquidity and structured solutions driving differentiated outcomes for our clients.

Our partners bring decades of experience and deep relationships across a vast network of corporate executives, board members, fund managers, as well as financial sponsors and governments. Their multi-product, multi-industry and multi-geography expertise are sought by clients in some of the most complex domestic and cross-border situations.

•
Client Centric. Our success is built around our clients' trust. We provide independent forward-looking, commercial advice on their most critical decisions and help them navigate complex challenges and bold opportunities to meet their strategic objectives. Delivering optimal outcomes is what we strive for: our clients’ results are our reputation and the quality of our advice is core to what we do.
•
Premier Destination for Talent. We continue to attract and retain talented colleagues from a wide range of backgrounds and experiences who value our world-class advisory services and our collaborative culture. Since our earliest days, we have maintained that having the best people and an inclusive culture would be key to building an enduring franchise. Our perspective was, and still is, that a great team not only brings in top-tier clients but also appeals to a wide range of talented colleagues. Professionals at all levels choose to join PJT Partners because we offer the best qualities of a much larger organization combined with the energy of an entrepreneurial firm where advice is the main event and every team member can make meaningful contributions.
•
Collaboration Embedded in Culture. Collaboration – anchored in character and differentiated capabilities – is core to our identity and a driver of commercial performance. Since PJT Partners’ inception, we have been committed to our culture being a commercial differentiator—one that attracts, retains, and develops its talent in order to create a world-class firm. We are equally defined by strong character and differentiated capabilities. These essential qualities of our culture strengthen client relationships and enable us to deliver better client outcomes.
•
One Integrated Firm, Highly Complementary Businesses. Our integrated platform brings the full breadth of our product, industry and geographic expertise to each situation ensuring clients receive the best possible advice for their strategic objectives. Our premier advisory franchises allow us to provide best-in-class advice to clients whether they are looking for growth through strategic alternatives, advice in shareholder engagement, liability management, restructuring and reorganization, or access to capital. Our deep networks across businesses allow us to connect clients and help them to meet their strategic objectives.

Our Growth Strategy

Our strategy to achieve our growth objectives has the following components:

•
Increase the Breadth and Depth of Our Advisory Franchise through Footprint Expansion. We remain committed to attracting top talent to expand into new industry verticals to serve a broader range of clients. We also continue to expand our global reach through talent additions, strategic investments and senior advisors who can provide additional advice and relationships to key decision makers and sources of capital around the globe.

•
Opportunity to Deepen Our Advisory Capabilities. We are committed to building on our suite of product capabilities to provide clients with deeper expertise in new and evolving areas to help them navigate complex challenges and achieve their strategic objectives. As the world becomes increasingly more complex, clients value our ability to provide differentiated advice on a wide range of strategic matters; liability management, restructuring and reorganization options; capital structure solutions; investor issues and fundraising alternatives. Our continued investment in technology infrastructure and integration of Artificial Intelligence ("AI") capabilities into our business, aims to further enhance our advisory capabilities to remain differentiated in a rapidly changing environment.
•
Continued Integration of Capabilities Across Businesses. We operate a scaled, diversified global advisory franchise comprised of highly synergistic businesses, each of which are defined by our cultural values: integrity, expertise and collaboration. Our people have relationships with a vast network of corporate executives, board members, fund managers, financial sponsors and governments, as well as expertise in multiple product areas, industry verticals and geographies. By operating in a more integrated and cohesive manner, we offer our clients a comprehensive and differentiated suite of advisory services. Moreover, our deep networks across our businesses allow us to connect clients and provide additional value in helping them meet their strategic objectives.

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

Human Capital Management Philosophy

From day one of our Company, we have focused on developing a culture as a commercial differentiator – one that attracts and retains exceptional talent in order to create a world-class firm built for the long term. Our culture—rooted in character, capability, broad domain expertise and collaboration—is foundational to how we serve clients and build an enduring, world-class franchise.

Our long-term commercial success depends on attracting, retaining and developing exceptional talent at every level. Human capital management is a strategic priority and central to everything we do, as demonstrated by the number and quality of hires we have made, our historically low levels of regretted attrition and the consistent positive feedback we receive through our employee surveys. We reinforce our culture through active engagement, transparent reward principles and evolving development initiatives aligned to business needs.

As of December 31, 2025, we employed 1,224 individuals globally, including 133 partners.

Board Oversight of Human Capital Management

The Board of Directors (the “Board”) actively oversees the human capital management strategy of the Company. Key elements of the Board’s engagement include:

•
Periodically discussing succession planning for our Chairman and CEO and other key leadership roles. These discussions include an assessment of senior bench strength, as well as the skills and experiences of potential successors in critically important roles. CEO succession planning discussions are held in executive sessions led by the Lead Independent Director.
•
Maintaining an active information flow between senior management and the Board and Compensation Committee on key talent hires and human-capital priorities. With the Board’s oversight, the Company continuously refines human capital priorities based on business drivers, employee feedback and the overall environment for talent.
•
Engaging directly with senior management and employees by attending partner meetings and events, participating in internal town halls and meeting with groups and individuals across our Company.
•
Receiving relevant employee communications, including transaction announcements on which the Company has advised.

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

We use survey insights and feedback gathered through other employee connectivity forums, to further inform our priorities. Company leadership also maintains an active dialogue with employees through town hall meetings, which take place each quarter.

We also maintain several other channels to engage with our employees on human capital topics, including our talent development committee, individual performance reviews and other less formal forums, such as regularly scheduled meetings by business and level. We use these channels to discuss employee feedback and ideas relating to issues such as resourcing and training priorities.

Reward Principles

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

Employer of Choice Initiatives

We prioritize the health and well-being of our employees and their families. We have always aimed to provide pay, benefits and other support to meet the varying needs of our employees. Our total rewards package is based on competitive pay and is often structured to include discretionary bonuses that include long-term incentives. Such incentives are designed to ensure alignment with our shareholders and the overall success of our Company. Other benefits we provide employees include comprehensive health care, 401(k) plan matching and pension contributions, generous paid-time off, discounted gym memberships, access to walk-in health care and emergency child and elderly care. We recognize that mental health is an integral part of our employees’ overall well-being and essential to our success. In addition to providing workshops on mental health awareness, our employees and their families benefit from ongoing access to a comprehensive mental health platform that provides on-demand access from a broad provider network. We also acknowledge the importance of work-life balance for our employees through paid-time off and leave policies that are equitable for all employees, regardless of level.

It is our practice to review and benchmark not only our compensation practices, but our health and wellness benefits annually and consider feedback from our employees to ensure we remain an employer of choice.

Ensuring an Inclusive Culture

Our success as a Company is predicated on recruiting, developing and retaining top talent from a broad range of backgrounds and experiences, fostering an inclusive culture, and leveraging diversity of thought. To support these aims, we have initiatives to ensure we remain an employer of choice to the widest possible pool of top talent, including embedding contribution to an inclusive culture in performance objectives, discussion forums and workshops to encourage open dialogue around topical issues that are open to all employees, and supporting a number of employee-directed resource groups, also open to all employees.

Employee Development

We understand that to retain best-in-class talent, it is critical to invest in personal, professional and career growth. As such, our approach to talent development is multifaceted: we offer a suite of formal training to develop technical knowledge, client communication and leadership capabilities. In addition to programmatic efforts, we recognize the opportunities for growth and development that emerge on the job. These initiatives are supported by our performance review process, which emphasizes high quality, development-focused feedback.

We also recognize that our success requires not only the recruitment of best-in-class senior talent, but in providing positive career trajectories and upward mobility for our employees. To that end, we continue to enhance our promotion processes and strengthen coaching and mentoring efforts, including through partnering with external executive coaches.

Engagement with the Broader Community

A core measure of our success is our ability to make a difference in the communities where we live and work. Since 2020, the Company and our employees have donated over $12.0 million to more than 530 global organizations that support causes that are important to our communities. Our employees also have the opportunity to participate in PJT Partners fundraising events and volunteer days, and we continue to require our summer program participants to complete a community volunteering project as a pre-requisite for a full-time offer. In recognition of our 10-year anniversary in October 2025, we launched a giving initiative that enabled employees who complete 10 volunteer hours in 2026 to direct a $1,000 donation to an approved nonprofit organization.

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

Our continued success and ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing talent. We remain focused on providing an attractive culture, development opportunities and competitive rewards.

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

In addition to the regulation we are subject to in the U.S., we are subject to regulation internationally. PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority ("FCA"). PJT Partners (UK) Limited is classified as a Non-Small and Non-Interconnected Firm ("Non-SNI") under the FCA's Investment Firms Prudential Regime. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm authorized and regulated by Spain’s National Securities Market Commission. PJT Partners Japan K.K. is authorized and regulated in Japan by the Financial Services Agency and the Kanto Local Finance Bureau. We operate in the United Arab Emirates through our subsidiary PJT deNovo Partners Ltd, a company incorporated in the Dubai International Financial Centre and regulated by the Dubai Financial Services Authority, and in the Kingdom of Saudi Arabia as deNovo Partners Finance, a limited liability company established in accordance with the companies' regulations of the Kingdom of Saudi Arabia, operating under license from the Capital Market Authority.

Certain parts of our business are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information. Any failure to comply with these regulations could expose us to monetary penalties and/or reputational damage.

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

Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties as well as reputational damage. In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals,” or SDNs. Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.

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

Organizational Structure

PJT Partners Inc. is a holding company and its only material asset is its controlling equity interest in PJT Partners Holdings LP, a holding partnership that holds the Company's operating subsidiaries, and certain cash and cash equivalents it may hold from time to time as described herein in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The ownership interests of the holders (other than PJT Partners Inc.) of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) are reflected as non-controlling interests in PJT Partners Inc.’s consolidated financial statements as of December 31, 2025.

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

In an effort to preserve the tax-free nature of our spin-off, our Restated Certificate of Incorporation provided that holders of Class B common stock were limited to only one vote per share of Class B common stock solely with respect to the election or removal of directors. With the passage of time since the spin-off, this restriction on the voting rights of holders of Class B common stock is no longer operative. Pursuant to our Restated Certificate of Incorporation, upon the request of a holder of Class B common stock and approval by the Board, such holder’s Class B common stock would be equalized to provide the same number of votes for the election and removal of directors as it does for all other matters. Accordingly, as of December 31, 2025, the holders of 9.8 million vested and unvested Partnership Units have requested, and the Board has approved, that the shares of Class B common stock held by them provide them with the same number of votes for the election and removal of directors as they do for all other matters.

Holders of shares of our Class B common stock vote together with holders of our publicly traded Class A common stock as a single class on all matters on which such shareholders are entitled to vote generally, except as otherwise required by law.

We and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement, as amended, under which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of their Partnership Units. Further, pursuant to the terms in the partnership agreement of PJT Partners Holdings LP, we may also require holders of Partnership Units who are not Service Providers (as defined in the partnership agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The Board retains the sole option to determine whether to settle the exchange in either cash or for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of our Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement, as amended). In the event that PJT Partners Inc. elects to fund cash-settled exchanges of Partnership Units with new issuances of our Class A common stock, the fair value of a share of our Class A common stock will be deemed to be equal to the net proceeds per share of our Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging holder of Partnership Units will be entitled may be greater than or less than the then-current market value of our Class A common stock.

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

As a participant in the financial services industry, we are materially affected by conditions in the global financial markets and economic conditions throughout the world, including many factors beyond our control, such as global trade policies and changes in other governmental regulations and policies, including sanctions. During periods of unfavorable market or economic conditions, the number and value of M&A and capital raising transactions may decrease, thereby reducing the demand for our M&A advisory services and increasing price competition among financial services companies seeking such engagements. In addition, during periods of strong market and economic conditions, the number and value of liability management and restructuring and reorganization transactions may decrease, thereby reducing the demand for our restructuring and special situations services and increasing competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the number or value of such advisory transactions. Further, in the period following an economic downturn, the number and value of M&A transactions typically take time to recover and lag a recovery in market and economic conditions.

Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors beyond our control, including global trade policies, such as the imposition or threatened imposition of tariffs, elevated interest rates or inflation, geopolitical or military conflicts, terrorism, natural disasters, pandemics or political uncertainty such as the realignment of alliances. While the future impact is unknown, elevated interest rates could have an adverse effect on our transaction volumes, results of operations and financial condition. Credit and financial markets have recently experienced volatility and disruptions due to geopolitical and military conflicts around the world, such as ongoing conflicts in Eastern Europe and the Middle East. These conflicts and the related sanctions that have been or may be imposed may have further global economic and other consequences, including diminished liquidity and credit availability, reduced consumer confidence, disruptions to energy and food supplies, decreased economic growth, higher unemployment rates, increased inflation, and political and social upheaval. Cybersecurity incidents or threats could broaden and intensify the negative impact of the conflicts on financial markets, economic conditions and geopolitical stability. The impact of these geopolitical and military conflicts is ongoing, and is currently unknown, and could intensify other risks described herein, including cybersecurity-related risks, and otherwise have a material adverse effect on our business, financial condition and results of operations.

The increasing availability of AI continues to reshape how information is shared and consumed and will impact our clients' needs. There is a risk of misuse of AI technologies, failure of such technologies to be available or to perform, and data leakage on account of use of such technologies, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI to address investor demands or improve operations.

Our private fund advisory and fundraising business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity, alternative credit/hedge funds, real estate and directs for clients we serve.

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

A substantial portion of our revenue in any given period is dependent in part on the number of fee-paying clients in such period. For the years ended December 31, 2025 and 2024, we had 255 and 230 clients, respectively, that generated fees equal to or greater than $1 million. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.

The composition of the group comprising our largest clients may vary significantly from year to year, and a relatively small number of clients may account for a significant portion of our consolidated revenues in any given period. As a result, our operating results, financial condition and liquidity may be significantly affected by the loss of a relatively small number of mandates or the failure of a relatively small number of assignments to be completed. However, no client accounted for more than 10% of our total revenues for the years ended December 31, 2025 or 2024.

If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring and special situations services declines, our restructuring and special situations business could suffer.

We provide various liability management and financial restructuring related advice to corporate clients, financial sponsors and creditors. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring and special situations advisory services entails the risk that the transaction will be unsuccessful, takes considerable time and can be subject to a bankruptcy court’s discretionary power to disallow or reduce our fees previously agreed upon by our client. If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring and special situations advisory services declines, our restructuring and special situations business would be adversely affected.

Our revenues and profits are highly volatile on a quarterly basis and may cause the price of our Class A common stock to fluctuate and decline.

Our revenues and profits are highly volatile on a quarterly basis. We earn fees, generally from a limited number of engagements that generate significant fees at key transaction milestones, such as closing, the timing of which is outside of our control. As a result, our financial results will likely fluctuate from quarter to quarter based on the timing of when fees are recognized, and high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in future periods. Because transaction closes are volatile and represent a significant portion of our total revenue, we may experience greater variations in our revenues and profits than other larger, more diversified competitors in the financial services industry. Fluctuations in our quarterly financial results could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.

In many cases we do not recognize revenue until the successful consummation of the underlying transaction, as such, our revenue and cash flow are highly dependent on market conditions and the decisions, actions and timing of our clients, interested third parties and governmental and regulatory authorities. For example, we may be engaged by a client, but the transaction may not occur because, among other things, anticipated bidders may not materialize, no bidder is prepared to pay our client’s price, our client’s business experiences unexpected operating or financial problems, our client may not be the winning bidder, failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory or governmental approvals or board or stockholder approvals, failure to secure necessary financing, adverse market conditions, or because the target’s business experiences unexpected operating or financial problems. In these circumstances, we often do not recognize revenues that are commensurate with the resources devoted to these client situations.

In addition, with respect to our private fund advisory and fundraising services, we face the risk that we may not be able to collect all or a portion of the fees that we recognize. The fees earned by us are generally recognized as revenue upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are generally paid by a client over a period of time with interest (for example, three to four years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund. There is a risk that during that period of time, we may not be able to collect all or a portion of the fees we are due for the services it has already provided to such client. For instance, a client’s fund may be liquidated prior to the time that all or a portion of the fees are due to be paid to us. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the fees recognized by us would be adversely affected.

In addition, we face the risk that certain clients, such as companies in financial distress, may not have the financial resources to pay our agreed-upon fees. Certain clients may also be unwilling to pay our fees in whole or in part, in which case we may have a material adverse effect on our financial condition and results of operations and to incur significant costs to bring legal action to enforce our contractual rights to obtain such fees.

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

As an advisory services company, we depend to a large extent on our relationships with our clients and reputation for integrity and high-caliber advisory services to attract and retain clients. As a result, if a client is not satisfied with our services or we experience negative publicity related to our business and our professionals, regardless of whether the allegations are valid, it may adversely affect our business.

Our business is subject to various cybersecurity and other operational risks.

We face various cybersecurity and other operational risks related to our business on a day-to-day basis. We rely heavily on financial, accounting, human capital, communication and other information technology systems, and the people who operate them. These systems, including the systems of third parties on which we rely, may fail to operate properly or become disabled as a result of tampering or a breach of our or third-party network security systems or otherwise, including for reasons beyond our control.

Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our clients and other third parties. We are subject to cyber attacks and security breaches and a successful breach of our systems, or the systems used by our clients and other third parties, including cloud service providers, could lead to shutdowns or disruptions of our systems or third-party or cloud systems on which we rely and potential unauthorized access or disclosure of sensitive or confidential information. Breaches of our networks or systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary and client-sensitive information, destroy data or disable, degrade or sabotage our systems. Such attacks are often conducted through the introduction of computer viruses, cyber attacks and other means and could originate from a wide variety of sources, including foreign governments and unknown third parties. There can be no assurance that our cybersecurity measures will provide adequate protection, especially because the cyber attack techniques used change frequently or are not recognized until after they are launched. For example, AI may also increase cybersecurity risks as threat actors may automate attacks or create more convincing phishing or impersonation attempts through the use of AI. As cybersecurity incidents or threats continue to multiply, become more sophisticated and threaten additional aspects of our business, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures. Cybersecurity incidents or threats could persist for an extended period of time before being properly detected or escalated, and, following detection or escalation, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised or any other information security vulnerabilities. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event. If our system or a third-party or cloud system on which we rely were compromised, did not operate properly or were disabled, we could suffer a disruption of our business, financial losses, liability from client claims, regulatory sanctions and damage to our reputation. The increased use of mobile technologies, remote working arrangements and evolving geopolitical uncertainty and military conflicts heighten these and other operational risks.

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

Phishing attacks and spoofing attacks, which may be significantly enhanced by the use of AI, including deepfakes, are often used to obtain information, facilitate unauthorized access or impersonate employees and/or clients in order to, among other things, direct fraudulent financial transactions, obtain valuable information or disrupt business operations. Fraudulent transfers resulting from phishing attacks or email spoofing could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business. We are also at risk for malware/ransomware incidents and/or other attacks that could result in disruption of our business operations and the theft, dissemination and destruction of corporate and client-sensitive information or other assets. Any compromise or perceived compromise of the security of our systems or data or of that of one of our third-party service providers, including due to ongoing obligations to communicate cybersecurity incidents to relevant parties, and payment of ransoms could damage our reputation and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.

We operate a business that is highly dependent on information systems and technology. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We rely on third-party service providers and, in some cases, service providers of those third-party providers utilize for certain aspects of our business. Any interruption or deterioration in the performance of these third parties and their service providers or failures of their information systems and technology could impair our operations, expose sensitive information, affect our reputation, and adversely affect our business. We may have to expend significant resources to mitigate the impact of any errors, interruptions, delays or cessations of service and may have insufficient recourse against service providers who experience such events.

We continue to evaluate and integrate the use of AI technologies within our business and we recognize that third parties that provide services to us may independently use AI. The use of AI, which involves reliance on substantial data volumes, introduces risks, including, but not limited to, leakage of confidential or proprietary information, sensitive data being accessed, misused, or stolen.

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

Additionally, increasing governmental, investor and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. As regulators consider mandating additional disclosure of climate-related information by companies, there may continue to be a lack of information for more robust climate-related risk analyses. Third party exposures to climate-related risks and other data generally are limited in availability and variable in quality. At the same time, regulators and legislators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of "anti-ESG" legislation or policies. If we are unable to adequately address such matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation, our business results and/or ability to remain an employer of choice.

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

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $585.8 million, of which $46.9 million and $311.3 million was invested in Treasury securities and money market funds, respectively. We monitor developments relating to the liquidity of these instruments on a regular basis. Cash, cash equivalents, and short-term investments are maintained in global and regional U.S. and non-U.S. financial institutions. In the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions where we maintain a banking relationship, there can be no assurance that we will be able to access our cash, cash equivalents and short-term investments or enter into new financing arrangements on favorable terms and could result in a loss of funds. Our inability to access our cash or other assets could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which may have a material adverse effect on our business, financial condition and results of operations.

Our international operations are subject to certain risks, which may affect our revenue.

For the year ended December 31, 2025, we earned 15% of our total revenues from customers from our international operations. We intend to continue to grow our non-U.S. business, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities seeking to enter into transactions involving U.S. businesses. Our international operations carry financial, business, regulatory and reputational risks, which could include the following: greater difficulties in managing and staffing foreign operations; language and cultural differences; reliance on third-party service providers; fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected and costly changes in trading policies, regulatory requirements, the imposition or threatened imposition of tariffs and other barriers; sanctions; restrictions on travel; longer transaction cycles; higher operating costs; local labor conditions and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; economic and geopolitical uncertainty; and military conflicts or other catastrophic events that reduce business activity; and disasters or other business continuity threats, such as pandemics, other man-made or natural disasters, or disruptions involving communications and information systems or other services.

If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results.

As part of our day-to-day operations outside of the U.S., we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries and jurisdictions. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations, including the attraction and retention of talent, could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. laws and regulations.

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

We depend on the efforts and reputations of our Chief Executive Officer and other senior bankers. Our senior banking team’s reputations and relationships with clients and potential clients are critical elements in the success of our business. Our Chief Executive Officer and other senior executives and bankers are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, maintaining relationships with our clients, executing transactions, and identifying business opportunities. The loss of one or more of these executives or other key individuals could impair our business and its growth until qualified replacements are found. We may not be able to replace these individuals quickly or with persons of equal experience and capabilities. Although we have employment agreements with these individuals, we cannot prevent them from terminating their employment with us. In some jurisdictions, non-competition agreements are unavailable or unenforceable or may be curtailed by future rule making. The loss of their services, in particular our Chief Executive Officer, could have a material adverse effect on our business, including our ability to attract clients.

Our future growth will depend on, among other things, our ability to successfully identify, recruit, motivate and develop talent and will require us to commit additional resources.

It typically takes time for our newly recruited professionals to become effective contributors. During that time, we may incur significant expenses and expend significant time and resources toward their training, integration and business development. We may face difficulties in, or increases in, the cost of recruiting and retaining employees of a caliber consistent with our business strategy. If we are unable to recruit and develop productive professionals, we will not be able to implement and execute our growth strategy and our financial results could be materially adversely affected.

Near-term vesting of equity awards, and increasing retirement eligible population, may diminish retention and motivation of our professionals. There is no guarantee that our current non-competition and compensation arrangements with our professionals, in which we mandatorily defer a substantial portion of their annual incentive bonus in the form of cash and/or equity awards with multi-year vesting periods, will provide sufficient protections or incentives to prevent our partners and other key personnel from resigning to join our competitors. The departure of a number of partners or groups of professionals could materially impact our business and profitability. In addition, existing and proposed laws, rules and regulations that seek to limit or curtail the enforceability of non-competition, non-solicitation, confidentiality and similar restrictive covenants could make retention of key talent more difficult.

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

Despite our implementation of policies, our emphasis on Character as a core part of our culture and training to prevent and detect misconduct, we cannot completely safeguard ourselves against the risk of workplace misconduct, such as sexual harassment or discrimination. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business. It is not always possible to deter such misconduct, and there can be no assurance that the precautions we take to prevent and detect misconduct will be effective in all cases. If our employees or contractors engage in misconduct, our business could be materially adversely affected.

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

We experience significant competition when obtaining mandates, and we may experience pricing pressures in our business in the future as some of our competitors may seek to obtain increased market share by reducing fees.

We compete with large financial institutions, many of which have far greater financial and other resources and have the ability to offer a wider range of products and services. In addition, we may be at a competitive disadvantage with regard to certain of our competitors who are able to, and often do, provide financing or market making services that are often a crucial component of the types of transactions on which we advise. In addition to our larger competitors, over the last several years the growth of existing investment banks and the number of independent investment banks that offer independent advisory services has increased. As these independent firms or new entrants into the market seek to gain market share, we could experience pricing and competitive pressures, which could have material adverse effect on our business, financial condition and results of operations.

In addition, PJT Park Hill operates in a highly competitive environment and the barriers to entry into the private fund advisory and fundraising services business are low.

Legal and Regulatory Risks

As a member of the financial services industry, we face substantial litigation and regulatory risks.

Our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including, but not limited to, rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and affected third parties, including, but not limited to, shareholders of our clients who could bring class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have increased. These risks are difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically, but not always, include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when a client does not have the financial capacity to pay pursuant to the indemnity. In addition, in certain limited situations, we may not be able to obtain indemnities from our clients. Accordingly, it is possible that we may incur significant legal expenses in defending ourselves against or settling litigation or regulatory actions. In addition, the associated litigation process can place operational strain on our business and we may have to spend a significant amount to adequately insure against these potential claims. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

At December 31, 2025, our executive officers and directors held and/or controlled (including by way of the proxy granted to our Chief Executive Officer by certain executive officers of our former Parent in connection with the spin-off) 23.5% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 33.0% of the voting power of PJT Partners Inc. with regard to all other matters presented to stockholders of PJT Partners Inc. At December 31, 2025, our Class B common stockholders held 28.8% of the voting power of PJT Partners Inc. with regard to the election and removal of directors, and 38.1% of the voting power of PJT Partners Inc., with regard to all other matters presented to stockholders of PJT Partners Inc. As a result, our Class B common stockholders, including our Chief Executive Officer, have the ability to exercise influence over the outcome of all matters requiring stockholder approval, including those related to equity compensation plans, certain related party transactions, and certain significant issuances of our Class A common stock and other significant transactions, such as those involving a change of control or sale of all or substantially all of our assets. This concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our Class A common stock. Moreover, our Class B common stockholders, including our Chief Executive Officer, have the ability to exercise increased influence over the outcome of director elections and removals as well.

Additionally, as of December 31, 2025, our Class B common stockholders own 38.0% of the Partnership Units. Because they hold all or a portion of their economic ownership interest in our business directly in PJT Partners Holdings LP, rather than through PJT Partners Inc., our Class B common stockholders may have conflicting interests with holders of shares of our Class A common stock. For example, if PJT Partners Holdings LP makes distributions to PJT Partners Inc., the limited partners of PJT Partners Holdings LP will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective partnership interests in PJT Partners Holdings LP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Class B common stockholders may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreement that we entered into in connection with the spin-off, whether and when to incur new indebtedness, and whether and when PJT Partners Inc. should terminate the tax receivable agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these Partnership Unit holders’ tax or other considerations even where no similar benefit would accrue to us.

PJT Partners Inc. may be required to make payments under a tax receivable agreement for most of the benefits relating to certain tax depreciation or amortization deductions that we may claim as a result of certain increases in tax basis.

Holders of Partnership Units (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement, as amended), to exchange all or part of their Partnership Units. Further, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The Board retains the sole option to determine whether to settle the exchange in either cash or for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

There may be a material negative effect on our liquidity if the payments under the tax receivable agreement exceed the actual cash tax savings that PJT Partners Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or if distributions to PJT Partners Inc. by PJT Partners Holdings LP are not sufficient to permit PJT Partners Inc. to make payments under the tax receivable agreement after it has paid taxes and other expenses. Based on the market value of a share of our Class A common stock of $167.20 and the Early Termination Rate (Secured Overnight Financing Rate (“SOFR”) plus 100 basis points) of 5.13% at December 31, 2025, we estimate that if PJT Partners Inc. exercised its termination on December 31, 2025, the aggregate amount of these termination payments would be $402.2 million. The foregoing number is an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

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

See “Certain Relationships and Related Person Transactions—The Limited Partnership Agreement” in our definitive proxy statement filed in connection with our 2025 Annual Meeting of Stockholders (our “2025 Proxy Statement”).

Risks Relating to Our Class A Common Stock

You may be diluted by the future issuance of additional Class A common stock by PJT Partners Inc. and the future issuance of additional Partnership Units by PJT Partners Holdings LP, in each case in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2025, we had 2,964,042,322 shares of PJT Partners Inc. Class A common stock authorized but unissued, including 14,973,506 shares of PJT Partners Inc. Class A common stock that may be issued upon exchange of Partnership Units. Our Restated Certificate of Incorporation authorizes us to issue these shares of PJT Partners Inc. Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by the Board in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the limited partnership agreement of PJT Partners Holdings LP permits PJT Partners Holdings LP to issue an unlimited number of additional partnership interests of PJT Partners Holdings LP with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Partnership Units, and which may be exchangeable for shares of our Class A common stock. Since October 1, 2015, the Company has authorized 33 million shares of PJT Partners Inc. Class A common stock for issuance of new awards under our Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan, of which 12.3 million were available for issuance as of December 31, 2025. Any PJT Partners Inc. Class A common stock that we issue, including under our Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute your percentage ownership of PJT Partners Inc.

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

In addition, we and the holders of Partnership Units (other than PJT Partners Inc.) have entered into an exchange agreement, as amended. See “Certain Relationships and Related Person Transactions—Exchange Agreement” in our 2025 Proxy Statement. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of our Class A common stock or to settle exchanges by issuing our Class A common stock to the exchanging Partnership Unit holder. The market price of shares of our Class A common stock could decline as a result of issuances or sales of our Class A common stock to fund exchanges of Partnership Units, or sales by exchanging holders of Partnership Units of our Class A common stock received in stock-settled exchanges or, in each case, the perception that such issuances or sales could occur. These issuances or sales, or the possibility that they may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

Our decision to repurchase shares of our Class A common stock will reduce our public float, which could cause our share price to decline.

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. Under the repurchase program, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, after taking into account a variety of factors, including our results of operations, financial position and capital requirements, general business conditions, legal requirements, price, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement), and economic and market conditions.

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

Our CISO leads management’s efforts to assess and manage cybersecurity risks through execution and enforcement of the Program, implementation of the ISP, reporting cybersecurity risks to senior managers of the Company, and reporting to the Board on cybersecurity risks as described above. The CISO works closely with the CTO, the Company’s Executive Committee and other senior managers, including through his participation in the Operational Risk Committee and the CIRT.

In addition to the processes described above, our CISO leads a team of information security specialists with which they hold dedicated cybersecurity meetings and regularly reviews key cybersecurity metrics. The information security team monitors public cybersecurity threats and meets with external experts periodically to review these threats and to stay abreast of the evolving threat landscape. Our CISO brings over 25 years of experience in the field of cybersecurity and technology infrastructure having held similar roles at leading global asset managers and investment banks. Our CISO has a broad technical background in information security strategy, risk management, and enterprise system design.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York 10017. We currently lease office space for our employees in Boston, Chicago, Dubai, Frankfurt, Hong Kong, Houston, London, Los Angeles, Madrid, Munich, Paris, Riyadh, San Francisco, Tokyo, and Stockholm. We do not own any real property. We consider these arrangements to be adequate for our present needs.

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

As of February 19, 2026, there were 59 holders of record of our Class A common stock. This does not include the number of holders that hold our Class A common stock in “street name” through banks or broker-dealers.

Dividend Policy

The Company currently plans to regularly pay quarterly dividends. The declaration and payment of any future dividends will be at the sole discretion of the Board. The Board will take into account general economic, market and industry conditions; our financial condition and operating results; our available cash and current anticipated cash needs; cash settlement of Partnership Unit exchanges; share repurchases; previous amounts of dividend payments; level of indebtedness; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other considerations as the Board may deem relevant from time to time.

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

Our revolving credit facility includes, and financing arrangements that we may enter into in the future may include, restrictive covenants that may limit our ability to pay dividends or repurchase our Class A common stock. In addition, PJT Partners Holdings LP is generally prohibited under Delaware law from making a distribution to a partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of PJT Partners Holdings LP (with certain exceptions) exceed the fair value of its assets. Subsidiaries of PJT Partners Holdings LP are generally subject to similar legal limitations on their ability to make distributions to PJT Partners Holdings LP.

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

The stock performance graph below compares the performance of an investment in our Class A common stock from December 31, 2020 through December 31, 2025, with that of the S&P 500 Index and the S&P Financials Index. The graph assumes $100 was invested in our Class A common stock on December 31, 2020, and in the S&P 500 Index and the S&P Financials Index on December 31, 2020. It also assumes that the dividends were reinvested on the date of payment without payment of commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Share Repurchases in the Fourth Quarter of 2025

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
October 1 to October 31	—	$—	—	$87.2 million
November 1 to November 30	25,284	163.27	25,284	83.1 million
December 1 to December 31	3,600	164.81	3,600	82.5 million
Total	28,884	$163.46	28,884	$82.5 million

(a)
On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of December 31, 2025, the Company's remaining repurchase authorization was $82.5 million. Under the repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance or transfer of Partnership Units during the fourth quarter of 2025, the Company issued one corresponding share of its Class B common stock, par value $0.01 per share. The issuance of Class B common stock was not registered under the Securities Act of 1933 because such share was not issued in a transaction involving the offer or sale of securities.

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

M&A is a cyclical business that is impacted by macroeconomic conditions. There are several factors influencing global M&A activity in the intermediate term, including monetary policy, global trade policies, greater economic and geopolitical uncertainty, and global growth. How these macroeconomic factors impact the strength of strategic activity in the intermediate term is still uncertain. In 2025, worldwide M&A announced volumes increased 49% compared with 2024, however, the number of transactions declined to a five-year low1. As we look ahead, the broader capital markets and M&A environment continues to be favorable for deal making. The momentum in global M&A observed in the second half of 2025 is likely to carry over through 2026, however, market sentiment can change quickly.

Global restructuring and special situations activity remained elevated during 2025 due to liability management, balance sheet restructuring and increasing bankruptcy activity. A number of factors are driving elevated levels of distress with corporates, financial sponsors and creditors grappling with challenged business models and macroeconomic uncertainties. Activity remained dispersed with corporates, creditors and financial sponsors operating in certain industries across a breadth of geographies, demonstrating a continued multi-year restructuring cycle.

Fund placement activity remains challenging given the overall slowdown in realizations and the supply of alternative investment opportunities in the market seeking capital. Additionally, limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high as a flight to quality persists. As it relates to private capital solutions, the demand for alternative liquidity vehicles from general partners and limited partners continues to be a driver for increased activity, and, barring no major changes in the macroeconomic outlook, we expect the market to remain favorable in the intermediate term.

1 Source: LSEG Global Mergers & Acquisitions Review for Full Year of 2025 as of December 31, 2025.

Key Financial Measures

Revenues

Substantially all of our revenues are derived from contracts with clients to provide advisory services. This revenue is primarily a function of the number of active engagements we have, the size and the complexity of each of those engagements and the fees we charge for our services. Given the complex nature of our engagements, our senior professionals bring diversified expertise and deep relationships to each client situation, working across product lines to ensure clients receive the full breadth of the firm's capabilities.

We provide a range of strategic advisory, shareholder advisory, capital markets advisory, and restructuring and special situations services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, we may also assist with raising various forms of financing, including debt and equity. Our private capital solutions services include providing general partner solutions and investing solutions to clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. Our fund placement services primarily serve a diverse range of investment strategies, including private equity, alternative credit/hedge funds, real estate and directs. We advise on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation including partnership terms and conditions most prevalent in the current environment. We also provide public and private placement fundraising services to our corporate clients.

The amount and timing of the fees earned vary by the type of engagement and are typically based on retainers, the completion of a transaction or a capital raise. Fees earned for services provided to alternative asset managers are typically recognized upon acceptance by a fund of capital or capital commitments (referred to as a “closing”), in accordance with terms set forth in individual agreements. For commitment-based fees, revenue is recognized over time as commitments are accepted. Fees for closed-end fund arrangements are generally long-term receivables, paid in installments over three or four years and interest is charged to the outstanding balance at an agreed upon rate, such as the Secured Overnight Financing Rate or an alternate reference rate, plus a market-based margin. For funds with multiple closings, the constraint on variable consideration is lifted upon each closing. For open-end fund structures, associated fees are typically calculated as a percentage of a placed investor’s month-end net asset value. Typically, we earn fees for such open-end fund structures over a four year period. For these arrangements, revenue is recognized over time as it becomes reasonably certain that the amounts earned will not be reversed. Fees earned for public and private placement fundraising services are recognized based on successful completion of the transaction. We may receive non-refundable up-front fees in our contracts with customers, which are recorded as revenues in the period over which services are estimated to be provided.

A transaction can fail to be completed for many reasons, including global and/or regional economic conditions or failure of parties to agree upon final terms, secure necessary board or shareholder approvals, secure necessary financing or achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

Also, included in revenues is (i) interest that is typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding long-term receivables, (ii) foreign exchange gains and losses, (iii) gains and losses arising from fair value adjustments of certain assets and liabilities, (iv) sublease income, and (v) the amount of expense reimbursement invoiced to clients. Interest on long-term receivables is earned from the time revenue is recognized and is included in Accounts Receivable, Net in the Consolidated Statements of Financial Condition.

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

We maintain compensation programs, including salaries, annual incentive compensation (that may include components of unrestricted cash, restricted cash and/or equity-based awards) and benefits programs. We manage compensation to estimates of competitive levels based on market conditions and performance. Our compensation expense reflects our objective to attract and retain key personnel by maintaining competitive compensation levels. It also reflects the impact of newly-hired senior professionals, including any related grants of equity or restricted cash awards.

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
•
Professional Fees – consisting primarily of consulting, audit and tax, compensation related to senior advisors, recruiting, legal and other professional services;
•
Communications and Information Services – consisting primarily of costs for our technology infrastructure, cybersecurity, business applications, and fees paid for access to external market data;
•
Depreciation and Amortization – consisting of depreciation and amortization on our furniture, equipment, leasehold improvements, fractional aircraft ownership interest, and intangible assets; and
•
Other Expenses – consisting primarily of provision for credit losses, regulatory fees, insurance, advertising, charitable contributions, and other general operating expenses.

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

The Organization for Economic Co-operation and Development ("OECD") Pillar Two Model Rules ("Pillar Two") set forth a global 15% minimum tax on the income arising in each jurisdiction in which we operate. Many jurisdictions have implemented or are in the process of implementing changes contemplated by Pillar Two, and when enacted by the various jurisdictions in which we do business, such changes may increase our taxes in such jurisdictions. Based on the available legislation, we concluded that Pillar Two did not have a material impact on our 2025 consolidated financial statements. On January 5, 2026, the OECD issued administrative guidance outlining a framework under which U.S.-parented groups would be fully exempt from the application of certain aspects of OECD's global minimum tax rules. Each member jurisdiction will need to adopt this guidance into local law, and the timing and manner of adoption may vary. We are continuing to monitor developments related to this guidance and will evaluate the impact on our consolidated financial statements as additional information becomes available.

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

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
	(Dollars in Thousands)
Revenues
Advisory Fees	$1,500,376	$1,314,003	$1,026,646	$186,373	14%	$287,357	28%
Placement Fees	181,561	146,258	102,611	35,303	24%	43,647	43%
Interest Income and Other	31,734	32,916	23,925	(1,182)	(4%)	8,991	38%
Total Revenues	1,713,671	1,493,177	1,153,182	220,494	15%	339,995	29%
Expenses
Compensation and Benefits	1,157,953	1,032,070	805,385	125,883	12%	226,685	28%
Occupancy and Related	59,705	50,695	40,420	9,010	18%	10,275	25%
Travel and Related	45,992	37,003	31,190	8,989	24%	5,813	19%
Professional Fees	36,193	37,619	36,581	(1,426)	(4%)	1,038	3%
Communications and Information Services(1)	37,626	33,138	27,756	4,488	14%	5,382	19%
Depreciation and Amortization	13,343	12,799	14,047	544	4%	(1,248)	(9%)
Other Expenses(1)	19,940	19,284	20,194	656	3%	(910)	(5%)
Total Expenses	1,370,752	1,222,608	975,573	148,144	12%	247,035	25%
Income Before Provision for Taxes	342,919	270,569	177,609	72,350	27%	92,960	52%
Provision for Taxes	33,181	32,096	31,927	1,085	3%	169	1%
Net Income	309,738	238,473	145,682	71,265	30%	92,791	64%
Net Income Attributable to Non-Controlling Interests	129,623	104,080	63,883	25,543	25%	40,197	63%
Net Income Attributable to PJT Partners Inc.	$180,115	$134,393	$81,799	$45,722	34%	$52,594	64%

(1) Certain balances on the Consolidated Statements of Operations in the prior periods have been reclassified to conform to their current presentation. For the years ended December 31, 2024 and 2023, this resulted in a reclassification of $13.1 million and $10.6 million, respectively, from Other Expenses to Communications and Information Services. This reclassification had no impact on net income or Consolidated Statements of Financial Condition.

Revenues

The following table provides revenue statistics for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Total Number of Clients	436	420	381
Total Number of Fees of at least $1 Million from Client Transactions	255	230	198

There were no clients representing greater than 10% of revenues for the years ended December 31, 2025, 2024 and 2023.

Total Revenues were $1,713.7 million for the year ended December 31, 2025, compared with $1,493.2 million for the year ended December 31, 2024, a 15% increase. Advisory Fees were $1,500.4 million for the year ended December 31, 2025, an increase of $186.4 million compared with $1,314.0 million for the year ended December 31, 2024. The increase in Advisory Fees was due to increases in strategic advisory and restructuring revenues. Placement Fees were $181.6 million for the year ended December 31, 2025, an increase of $35.3 million compared with $146.3 million for the year ended December 31, 2024. The increase in Placement Fees was due to increases in fund placement and corporate placement revenues. Interest Income and Other revenues were $31.7 million, a decrease from $32.9 million in the prior year, principally due to lower interest income as a result of lower interest rates, partially offset by more favorable foreign currency rates and an increase in the fair market value of certain equity securities received as part of transaction compensation.

Expenses

Expenses were $1,370.8 million for the year ended December 31, 2025, an increase of $148.1 million compared with $1,222.6 million for the year ended December 31, 2024. The increase in expenses was principally attributable to increases in Compensation and Benefits, Occupancy and Related, Travel and Related, and Communications and Information Services expenses of $125.9 million, $9.0 million, $9.0 million, and $4.5 million, respectively. The increase in Compensation and Benefits was driven by higher revenues compared with the prior year, partially offset by a lower accrual rate. Occupancy and Related increased due to the expansion of our global office footprint. Travel and Related increased principally due to increased business related activity. Communications and Information Services increased principally due to continued investments in technology infrastructure, business applications, and higher market data expense.

Provision for Taxes

The Company’s Provision for Taxes for the year ended December 31, 2025, was $33.2 million compared with $32.1 million for the year ended December 31, 2024. This resulted in an effective tax rate of 9.7% and 11.9%, respectively, based on our Income Before Provision for Taxes of $342.9 million and $270.6 million for the years ended December 31, 2025 and 2024, respectively.

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

We have omitted the discussion of the earliest of the three years covered in the 2025 Annual Report on Form 10-K. Such discussion is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2025, and is incorporated herein by reference.

Liquidity and Capital Resources

General

We regularly monitor our liquidity position, including cash and cash equivalents, investments, working capital, assets and liabilities, any commitments and other liquidity requirements.

Our assets have been historically comprised of cash and cash equivalents, investments, receivables arising from client engagements and operating lease right-of-use assets. Our liabilities generally include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable and operating lease liabilities. We expect to pay a significant amount of cash incentive compensation toward the end of each year and during the beginning of the next calendar year with respect to the prior year’s results. A portion of incentive compensation may be awarded with equity-based compensation and thus would require less cash. We expect levels of cash to decline at the end of the year and during the first quarter of each year after incentive compensation is paid to our employees. We then expect cash to build throughout the remainder of the year.

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

As of December 31, 2025 and 2024, there were no borrowings outstanding under the Credit Agreement and the Company was in compliance with the debt covenants under the Credit Agreement.

We evaluate our cash needs on a regular basis. As of December 31, 2025 and 2024, we had cash, cash equivalents and short-term investments of $585.8 million and $546.8 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, money market funds or Treasury securities. Although we maintain multiple banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally tied to the successful completion of transactions and the timing of receivable collections. As of December 31, 2025 and 2024, total accounts receivable, net of allowance for credit losses, was $404.3 million and $320.8 million, respectively. As of December 31, 2025 and 2024, the allowance for credit losses was $1.6 million and $2.5 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $96.1 million and $88.6 million as of December 31, 2025 and 2024, respectively, related to fees that are generally paid in installments over a period of three to four years.

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

Exchange Agreement

Subject to the terms and conditions of the exchange agreement, as amended, between us and certain of the holders of Partnership Units (other than PJT Partners Inc.), holders of Partnership Units have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis, to exchange all or part of their Partnership Units. Further, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The Board retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of PJT Partners Inc. Class A common stock or to settle exchanges by issuing PJT Partners Inc. Class A common stock to the exchanging holder of Partnership Units.

See Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing for further information.

Share Repurchase Program

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of December 31, 2025, our remaining repurchase authorization was $82.5 million. Under the repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

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

As of December 31, 2025, we had contractual obligations pursuant to the tax receivable agreement of $30.3 million, which represents management’s best estimate of the amounts currently expected to be owed under the tax receivable agreement. Actual payments may differ significantly from estimated payments. Further disclosure regarding the tax receivable agreement is presented in Note 2. “Summary of Significant Accounting Policies—Amount Due Pursuant to Tax Receivable Agreement” and Note 13. “Transactions with Related Parties—Tax Receivable Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Pursuant to the employee matters agreement entered into with our former Parent, we have agreed to pay the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. The amount of the tax benefit liability was $0.3 million as of December 31, 2025. Further disclosure regarding this liability is provided in Note 14. “Commitments and Contingencies—Transactions and Agreements with former Parent, Employee Matters Agreement” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Compensation and Benefits

Compensation and Benefits includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards. Compensation costs relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Restricted cash awards with a requisite service period are expensed over the vesting period on a straight-line basis. Certain awards are expensed over the expected service period for partners and employees who are or will become retirement eligible prior to the stated vesting date.

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

Risks Related to Cash, Cash Equivalents and Investments

Our cash and cash equivalents include short-term highly liquid investments and money market funds that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Cash and cash equivalents are maintained in U.S. and non-U.S. bank accounts and are held at nine financial institutions. In addition to cash and cash equivalents, we hold investments in Treasury securities, certain of which are classified as Investments in our Consolidated Statements of Financial Condition. We believe our cash, cash equivalents and short-term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk based on our diversified use of global and regional financial institutions and the short-term nature of the securities.

Credit Risk

We estimate our allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts, as applicable. We maintain an allowance for credit losses that, in our opinion, reflects current expected credit losses. As of December 31, 2025 and 2024, the allowance for credit losses was $1.6 million and $2.5 million, respectively.

Exchange Rate Risk

We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the transaction currency and the U.S. dollar, the currency in which our financial statements are denominated. The principal non-U.S. dollar currencies include the pound sterling, the euro, the Hong Kong dollar, the Japanese yen, the United Arab Emirates dirham, the Saudi riyal, and the Swedish krona. For the years ended December 31, 2025, 2024 and 2023, the impact of the fluctuation of foreign currencies in Other Comprehensive Income (Loss), Net of Tax – Currency Translation Adjustment in the Consolidated Statements of Comprehensive Income were a gain of $8.3 million, a loss of $2.2 million and a gain of $3.2 million, respectively, and in Interest Income and Other in the Consolidated Statements of Operations, a gain of $0.2 million and losses of $2.0 million and $3.5 million, respectively. We have not entered into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. Given the geopolitical uncertainty and the ongoing economic impact, elevated interest rates and heightened inflation, exchange rate fluctuations between the U.S. dollar and other currencies could unfavorably affect our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of PJT Partners Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue from Contracts with Customers – Refer to Notes 2 & 3 to the financial statements

Critical Audit Matter Description

The Company’s services provided under contracts with customers include advisory and placement services. Fees related to these services are primarily recognized over time using a time-based method as the customer simultaneously receives and consumes the benefits as they are provided. With respect to the transaction price, the consideration to which the Company expects to be entitled is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contains a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved and the Company has determined it is probable that there is not a risk of a significant revenue reversal in the future.

In certain circumstances, management may be required to apply judgment in determining the timing of when there is no longer uncertainty associated with the variable consideration and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur (e.g. when publicly available information regarding the close of a transaction is not available). We identified the recognition of advisory fees and placement fees at year end as a critical audit matter because of the judgment involved in determining the timing of when there is no longer uncertainty associated with the variable consideration and whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in the future. This required a high degree of auditor judgment and increased extent of effort to audit and evaluate the client’s determination.

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

February 26, 2026

We have served as the Company’s auditor since 2015.

PJT Partners Inc.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2025	2024
Assets
Cash and Cash Equivalents	$538,858	$483,877
Investments (at fair value)	46,940	62,912
Accounts Receivable (net of allowance for credit losses of $1,591 and $2,525 at December 31, 2025 and December 31, 2024, respectively)	404,322	320,783
Intangible Assets, Net	7,452	13,033
Goodwill	191,614	191,614
Furniture, Equipment and Leasehold Improvements, Net	61,042	22,137
Operating Lease Right-of-Use Assets	338,951	312,903
Other Assets	159,114	142,892
Deferred Tax Asset, Net	94,957	85,183
Total Assets	$1,843,250	$1,635,334
Liabilities and Equity
Accrued Compensation and Benefits	$342,352	$299,255
Accounts Payable, Accrued Expenses and Other Liabilities	34,049	33,624
Operating Lease Liabilities	413,918	354,520
Amount Due Pursuant to Tax Receivable Agreement	30,288	29,343
Taxes Payable	5,227	7,353
Deferred Revenue	8,373	9,596
Total Liabilities	834,207	733,691
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 35,957,678 and 34,032,059 issued at December 31, 2025 and December 31, 2024, respectively; 24,313,885 and 23,688,184 outstanding at December 31, 2025 and December 31, 2024, respectively)	360	340
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 125 issued and outstanding at each of December 31, 2025 and December 31, 2024)	—	—
Additional Paid-In Capital	845,060	688,702
Retained Earnings	384,187	228,594
Accumulated Other Comprehensive Income (Loss)	2,825	(1,661)
Treasury Stock at Cost (11,643,793 and 10,343,875 shares at December 31, 2025 and December 31, 2024, respectively)	(924,185)	(728,962)
Total PJT Partners Inc. Equity	308,247	187,013
Non-Controlling Interests	700,796	714,630
Total Equity	1,009,043	901,643
Total Liabilities and Equity	$1,843,250	$1,635,334

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Advisory Fees	$1,500,376	$1,314,003	$1,026,646
Placement Fees	181,561	146,258	102,611
Interest Income and Other	31,734	32,916	23,925
Total Revenues	1,713,671	1,493,177	1,153,182
Expenses
Compensation and Benefits	1,157,953	1,032,070	805,385
Occupancy and Related	59,705	50,695	40,420
Travel and Related	45,992	37,003	31,190
Professional Fees	36,193	37,619	36,581
Communications and Information Services	37,626	33,138	27,756
Depreciation and Amortization	13,343	12,799	14,047
Other Expenses	19,940	19,284	20,194
Total Expenses	1,370,752	1,222,608	975,573
Income Before Provision for Taxes	342,919	270,569	177,609
Provision for Taxes	33,181	32,096	31,927
Net Income	309,738	238,473	145,682
Net Income Attributable to Non-Controlling Interests	129,623	104,080	63,883
Net Income Attributable to PJT Partners Inc.	$180,115	$134,393	$81,799
Net Income Per Share of Class A Common Stock
Basic	$7.00	$5.28	$3.24
Diluted	$6.68	$4.92	$3.12
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	25,723,840	25,454,445	25,255,327
Diluted	28,610,263	44,105,131	41,882,034

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Net Income	$309,738	$238,473	$145,682
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	8,339	(2,232)	3,249
Comprehensive Income	318,077	236,241	148,931
Less:
Comprehensive Income Attributable to Non- Controlling Interests	133,476	103,042	65,325
Comprehensive Income Attributable to PJT Partners Inc.	$184,601	$133,199	$83,606

See notes to consolidated financial statements.

PJT Partners Inc.

Consolidated Statements of Changes in Equity

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2024	34,032,059	125	(10,343,875)	$340	$—	$688,702	$228,594	$(1,661)	$(728,962)	$714,630	$901,643
Net Income	—	—	—	—	—	—	180,115	—	—	129,623	309,738
Other Comprehensive Income	—	—	—	—	—	—	—	4,486	—	3,853	8,339
Dividends Declared ($1.00 Per Share of Class A Common Stock)	—	—	—	—	—	—	(24,522)	—	—	—	(24,522)
Tax Distributions	—	—	—	—	—	—	—	—	—	(40,844)	(40,844)
Equity-Based Compensation	—	—	—	—	—	210,850	—	—	—	23,494	234,344
Net Share Settlement	—	—	—	—	—	(54,882)	—	—	—	—	(54,882)
Deliveries of Vested Shares of Class A Common Stock	1,925,619	—	—	20	—	(20)	—	—	—	—	—
Change in Ownership Interest	—	—	—	—	—	410	—	—	—	(129,960)	(129,550)
Treasury Stock Purchases	—	—	(1,299,918)	—	—	—	—	—	(195,223)	—	(195,223)
Balance at December 31, 2025	35,957,678	125	(11,643,793)	$360	$—	$845,060	$384,187	$2,825	$(924,185)	$700,796	$1,009,043

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Interests	Total
Balance at December 31, 2023	32,356,489	144	(8,171,050)	$324	$—	$619,702	$118,332	$(467)	$(493,222)	$616,495	$861,164
Net Income	—	—	—	—	—	—	134,393	—	—	104,080	238,473
Other Comprehensive Loss	—	—	—	—	—	—	—	(1,194)	—	(1,038)	(2,232)
Dividends Declared ($1.00 Per Share of Class A Common Stock)	—	—	—	—	—	—	(24,131)	—	—	—	(24,131)
Tax Distributions	—	—	—	—	—	—	—	—	—	(47,821)	(47,821)
Equity-Based Compensation	—	—	—	—	—	185,371	—	—	—	23,814	209,185
Net Share Settlement	—	—	—	—	—	(37,477)	—	—	—	—	(37,477)
Deliveries of Vested Shares of Class A Common Stock	1,675,570	—	—	16	—	(16)	—	—	—	—	—
Change in Ownership Interest	—	(19)	—	—	—	(78,878)	—	—	—	19,100	(59,778)
Treasury Stock Purchases	—	—	(2,172,825)	—	—	—	—	—	(235,740)	—	(235,740)
Balance at December 31, 2024	34,032,059	125	(10,343,875)	$340	$—	$688,702	$228,594	$(1,661)	$(728,962)	$714,630	$901,643

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

PJT Partners Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net Income	$309,738	$238,473	$145,682
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity-Based Compensation Expense	234,344	209,185	178,535
Depreciation and Amortization Expense	13,343	12,799	14,047
Amortization of Operating Lease Right-of-Use Assets	17,904	15,867	22,613
Deferred Taxes	(3,154)	(8,524)	(1,929)
Provision (Benefit) for Credit Losses	(797)	3,710	4,889
Other	(3,930)	(1,888)	(935)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	(75,854)	(55,920)	51,904
Other Assets	5,373	11,031	(33,515)
Accrued Compensation and Benefits	36,043	118,142	88,238
Accounts Payable, Accrued Expenses and Other Liabilities	(1,632)	(12,197)	(28,240)
Taxes Payable	(2,362)	908	3,022
Deferred Revenue	(2,718)	(636)	(2,777)
Net Cash Provided by Operating Activities	526,298	530,950	441,534
Investing Activities
Purchases of Investments	(182,393)	(369,988)	(328,767)
Proceeds from Sales and Maturities of Investments	199,709	392,074	298,348
Purchases of Furniture, Equipment and Leasehold Improvements	(45,861)	(3,298)	(3,927)
Cash Paid for Acquisition, Net of Cash Received	—	(10,727)	—
Net Cash Provided by (Used in) Investing Activities	(28,545)	8,061	(34,346)
Financing Activities
Dividends	(24,522)	(24,131)	(24,436)
Proceeds from Revolving Credit Facility	—	—	15,000
Payments on Revolving Credit Facility	—	—	(15,000)
Tax Distributions	(40,844)	(47,821)	(42,909)
Employee Taxes Paid for Shares Withheld	(54,882)	(37,477)	(19,406)
Cash-Settled Exchanges of Partnership Units	(133,743)	(60,677)	(22,288)
Treasury Stock Purchases	(195,223)	(235,104)	(116,738)
Payments Pursuant to Tax Receivable Agreement	(4,578)	(3,474)	(2,300)
Net Cash Used in Financing Activities	(453,792)	(408,684)	(228,077)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11,020	(1,993)	3,197
Net Increase in Cash and Cash Equivalents	54,981	128,334	182,308
Cash and Cash Equivalents, Beginning of Period	483,877	355,543	173,235
Cash and Cash Equivalents, End of Period	$538,858	$483,877	$355,543
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$44,417	$36,082	$23,288
Payments for Interest	$—	$—	$20

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

As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS, PJT Partners Japan K.K., deNovo Corporate Advisors MENA LLC (“deNovo MENA“), PJT deNovo Partners Ltd (“deNovo DIFC“), deNovo Partners Finance (collectively with deNovo MENA and deNovo DIFC, “deNovo Partners“), and PJT Partners (Sweden) AB.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”).

Intercompany transactions have been eliminated for all periods presented.

Reclassifications

Certain balances on the Consolidated Statements of Operations in the prior periods have been reclassified to conform to their current presentation. For the years ended December 31, 2024 and 2023, this resulted in a reclassification of $13.1 million and $10.6 million, respectively, from Other Expenses to Communications and Information Services. This reclassification had no impact on net income or Consolidated Statements of Financial Condition.

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

Revenue Recognition

The Company provides a range of strategic advisory, shareholder advisory, capital markets advisory, and restructuring and special situations services to corporations, financial sponsors, institutional investors and governments around the world. In conjunction with providing restructuring advice, the Company may also assist with raising various forms of financing, including debt and equity. Private capital solutions services include providing general partner solutions and investing solutions to clients seeking portfolio liquidity, unfunded commitment relief and investments in secondary markets. The Company’s fund placement services primarily serve a diverse range of investment strategies, including private equity, alternative credit/hedge funds, real estate and directs. The Company advises on all aspects of the fundraising process including competitive positioning and market assessment, marketing materials and related documentation including partnership terms and conditions most prevalent in the current environment. The Company also provides public and private placement fundraising services to its corporate clients.

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

The Company’s primary performance obligation is to stand ready to perform a broad range of services the client may need over the course of the engagement. Fees related to these performance obligations are recognized over time using a time-based measure of progress as the client simultaneously receives and consumes the benefits as they are provided.

The Company may also be engaged to provide a fairness opinion to the client, amend contract terms, provide underwriting services or arrange interim financing. The Company has determined that the delivery of each of these services represents a separate performance obligation that is satisfied at a point in time when each is completed and delivered to the client as the customer is able to direct the use of, and obtain substantially all of the benefits from, the service at that point.

With respect to the transaction price, the consideration to which the Company expects to be entitled to is predominantly variable as the consideration is susceptible to factors outside of the Company’s influence and/or contain a large number and broad range of possible consideration amounts. As such, these amounts are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved and the Company has determined it is probable that there is not a risk of a significant revenue reversal in the future. With respect to contracts to provide advisory services, fees may vary in each engagement, but payments are generally due promptly upon completion of a specified event or, for retainer fees, periodically over the course of the engagement. With respect to contracts to provide fund placement services, fees are generally payable upon completion of a fund closing or may be paid in installments over three or four years with interest being charged to the outstanding balance. With respect to such fees paid over time, the Company has determined there is not a significant financing component related to such contracts as customers are not provided with a significant benefit of financing given that these receivables typically accrue interest on outstanding amounts at prevailing market rates. Fees earned for corporate placement services are typically payable upon completion.

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

Contract Balances

The timing of revenue recognition may differ from the timing of payment. The Company records a receivable when revenue is recognized and the Company has an unconditional right to payment.

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

Also, included in revenues is (i) interest that is typically earned on Cash and Cash Equivalents, investments in Treasury securities and outstanding long-term receivables, (ii) foreign exchange gains and losses, (iii) gains and losses arising from fair value adjustments of certain assets and liabilities, (iv) sublease income, and (v) the amount of expense reimbursement invoiced to clients. Interest on long-term receivables is earned from the time revenue is recognized and is included in Accounts Receivable, Net in the Consolidated Statements of Financial Condition.

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

In making an assessment of the fair value hierarchy classification of investments in Treasury securities and money market funds, the Company considers the amount of trading activity, observability of pricing inputs as well as whether the securities are of the most recent issuance of that security with the same maturity (referred to as “on-the-run,” which is the most liquid version of the maturity band). These securities are recorded at fair value using broker quotes, reflecting inputs from auction yields. The financial instruments described above are classified as either Level I or Level II in the fair value hierarchy.

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include (i) highly liquid money market funds, (ii) short-term interest bearing and non-interest bearing accounts, and (iii) short-term investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $11.5 million and $10.7 million as of December 31, 2025 and 2024, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Consolidated Statements of Financial Condition.

Accounts Receivable

Accounts Receivable, Net includes receivables related to services provided in contracts with customers. Included in Accounts Receivable, Net are long-term receivables that relate to fees that are generally paid in installments over a period of three to four years. The Company generally charges interest on long-term receivables as mutually agreed upon with the receivable counterparty.

Additional disclosures regarding accounts receivable are discussed in Note 4. “Accounts Receivable and Allowance for Credit Losses.”

Allowance for Credit Losses

The Company estimates the allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts, as applicable. Historical credit loss experience, including write-offs and recoveries that have occurred during the period, provides the basis for the estimation of expected credit losses.

The allowance for credit losses is measured on a collective basis when similar risk characteristics exist in the Company’s accounts receivable. The Company has classified its accounts receivable into short-term and long-term receivables, both of which relate to revenues from contracts with customers, in estimating the allowance for credit losses. Short-term receivables generally have payment terms less than one year and share similar historical credit loss patterns including write-offs and recoveries. Long-term receivables are generally paid in installments over a period of three to four years and share similar historical credit loss patterns including write-offs and recoveries.

During the fourth quarter of 2025, the Company changed its estimation method for the allowance for credit losses from a loss-rate method to an aging-method. Under the aging-method framework, the Company applies expected loss rates to receivables based on their respective aging categories, incorporating historical loss experience, current conditions, and reasonable and supportable forecasts, as applicable. Receivables that exhibit different credit risk characteristics are evaluated separately. The expected loss rate is derived from the Company's historical loss experience over the prior three year period. This method more effectively reflects the credit-risk profile of the Company's receivables and provides a more accurate representation of expected lifetime credit losses. The change in estimation method is applied prospectively without restating comparative periods.

In conjunction with early adoption of ASU 2025-05, the Company has elected to apply the practical expedient in ASC 326-20-30 related to short-term receivables. Under this expedient, the Company is permitted, when developing reasonable and supportable forecasts, to estimate expected credit losses for short-term receivables by assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset, when such forecasts would not be expected to have a material impact on the estimate.

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

The Company’s intangible assets are derived from (a) customer relationships that were established as part of the acquisitions of CamberView and deNovo Partners, and (b) the value of the trade name as part of the acquisitions of PJT Capital LP and deNovo Partners. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, reflecting the average time over which such intangible assets are expected to contribute to cash flows. Amortization expense is included in Depreciation and Amortization in the Consolidated Statements of Operations. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Furniture, Equipment and Leasehold Improvements

Furniture, Equipment and Leasehold Improvements, Net consist primarily of leasehold improvements, furniture, fixtures, equipment and office equipment, and fractional aircraft ownership interest, and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally ten to fifteen years, five to seven years for other fixed assets and assessed on a case-by-case basis for fractional aircraft ownership interest, generally ten to fifteen years. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation and amortization are included in Depreciation and Amortization in the Consolidated Statements of Operations.

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

Right-of-Use Assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company’s lease agreements generally do not provide an implicit rate, so the Company estimates the incremental borrowing rate considering the collateral, term and the economic environment of the lease arrangement with reference to the Company’s revolving credit agreement when determining the present value of its ROU assets and lease liabilities. Certain leases may include options to extend or terminate and the Company reflects such renewal or termination option in the lease term when it is reasonably certain to exercise the option.

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

Compensation and Benefits

Compensation and Benefits includes salaries, restricted and unrestricted cash awards, benefits, employer taxes and equity-based compensation associated with the grants of equity-based awards. Compensation costs relating to the issuance of equity-based awards with a requisite service period to partners and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Restricted cash awards with a requisite service period are expensed over the vesting period on a straight-line basis. Certain awards are expensed over the expected service period for partners and employees who are or will become retirement eligible prior to the stated vesting date.

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

The Company uses the asset and liability method of accounting for deferred tax assets and liabilities. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Organization for Economic Co-operation and Development ("OECD") Pillar Two Model Rules ("Pillar Two") set forth a global 15% minimum tax on the income arising in each jurisdiction in which the Company operates. Many jurisdictions have implemented or are in the process of implementing changes contemplated by Pillar Two, and when enacted by the various jurisdictions in which the Company does business, such changes may increase Company's taxes in such jurisdictions. Based on the available legislation, the Company concluded that Pillar Two did not have a material impact on its 2025 consolidated financial statements. On January 5, 2026, the OECD issued administrative guidance outlining a framework under which U.S.-parented groups would be fully exempt from the application of certain aspects of OECD's global minimum tax rules. Each member jurisdiction will need to adopt this guidance into local law, and the timing and manner of adoption may vary. The Company is continuing to monitor developments related to this guidance and will evaluate the impact on its consolidated financial statements as additional information becomes available.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. OBBBA did not have a material impact on the Company’s 2025 consolidated financial statements.

Amount Due Pursuant to Tax Receivable Agreement

Holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, on a quarterly basis (subject to the terms of the exchange agreement, as amended), exchange all or part of their Partnership Units. Further, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The Company's Board of Directors (the "Board") retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. PJT Partners Holdings LP has made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of Partnership Units for cash or for shares of PJT Partners Inc. Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of PJT Partners Holdings LP at the time of an exchange of Partnership Units. Stock-settled exchanges and certain of these cash-settled exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of PJT Partners Holdings LP. These increases in tax basis may reduce the amount of tax that PJT Partners Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

Recent Accounting Developments

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-09, Improvement to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 provides guidance to enhance existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company prospectively adopted ASU 2023-09 on January 1, 2025 with no material impact on its consolidated financial statements.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606, which permits entities to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted. The Company early adopted ASU 2025-05 during the fourth quarter of 2025 with no material impact on its consolidated financial statements.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 clarifies the current interim disclosure requirements and the applicability of ASC 270, Interim Reporting by creating a comprehensive list of required interim disclosures and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its interim condensed consolidated financial statements.

3.
REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table provides a disaggregation of revenues recognized from contracts with customers for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Advisory Fees	$1,500,376	$1,314,003	$1,026,646
Placement Fees	181,561	146,258	102,611
Interest Income from Placement Fees and Other	14,719	15,795	17,019
Revenues from Contracts with Customers	$1,696,656	$1,476,056	$1,146,276

Performance Obligations

The Company generally expects performance obligations from contracts with customers to have an original expected duration of one year or less; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14. The transaction price allocated to performance obligations yet to be satisfied with an original expected duration exceeding one year was not material at December 31, 2025.

The majority of revenues recognized by the Company for the years ended December 31, 2025, 2024 and 2023 were related to performance obligations that were satisfied or partially satisfied in prior periods, primarily due to constraints on variable consideration from prior periods being resolved.

Contract Balances

There were no significant impairments related to contract balances during the years ended December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, $8.8 million and $10.0 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. As of December 31, 2025 and 2024, the Company recorded $2.3 million and $1.5 million, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition primarily related to expense advances.

4.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consist of the following:

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$2,525	$2,391	$1,945
Provision (Benefit) for Credit Losses	(797)	3,710	4,889
Write-offs	(237)	(3,826)	(4,443)
Recoveries	100	250	—
Ending Balance	$1,591	$2,525	$2,391

Included in Accounts Receivable, Net is accrued interest of $4.2 million and $3.7 million as of December 31, 2025 and 2024, respectively, related to long-term receivables.

Included in Accounts Receivable, Net are long-term receivables of $96.1 million and $88.6 million as of December 31, 2025 and 2024, respectively, that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $4.5 million and $3.5 million as of December 31, 2025 and 2024, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.7 million and $1.1 million as of December 31, 2025 and 2024, respectively.

5.
GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill consist of the following:

	December 31,
	2025	2024
Beginning Balance	$191,614	$172,725
Goodwill Acquired	—	18,889
Ending Balance	$191,614	$191,614

As of December 31, 2025 and 2024, the Company’s assessment did not result in any impairment of goodwill.

Intangible Assets, Net consists of the following:

	December 31,
	2025	2024
Finite-Lived Intangible Assets
Customer Relationships	$66,376	$66,376
Trade Name	9,900	9,900
Total Intangible Assets	76,276	76,276
Accumulated Amortization
Customer Relationships	(58,924)	(53,846)
Trade Name	(9,900)	(9,397)
Total Accumulated Amortization	(68,824)	(63,243)
Intangible Assets, Net	$7,452	$13,033

Changes in the Company’s Intangible Assets, Net consist of the following:

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$13,033	$12,960	$17,880
Additions	—	5,200	—
Amortization Expense	(5,581)	(5,127)	(4,920)
Ending Balance	$7,452	$13,033	$12,960

Amortization of Intangible Assets held at December 31, 2025 is expected to be $4.0 million for the year ending December 31, 2026 and $0.7 million for each of the years ending December 31, 2027, 2028, 2029 and 2030. The intangible assets as of December 31, 2025 are expected to amortize over a weighted-average period of 3.6 years.

6.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	December 31,
	2025	2024
Leasehold Improvements	$90,604	$59,198
Furniture and Fixtures	24,827	17,316
Office Equipment	9,609	7,197
Fractional Aircraft Ownership Interest	5,989	—
Total Furniture, Equipment and Leasehold Improvements	131,029	83,711
Accumulated Depreciation	(69,987)	(61,574)
Furniture, Equipment and Leasehold Improvements, Net	$61,042	$22,137

Depreciation expense was $7.8 million, $7.7 million and $9.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	December 31, 2025
	Level I	Level II	Level III	Total
Treasury Securities	$—	$46,940	$—	$46,940
Money Market Funds	—	311,282	—	311,282
Total	$—	$358,222	$—	$358,222

	December 31, 2024
	Level I	Level II	Level III	Total
Treasury Securities	$—	$62,912	$—	$62,912
Money Market Funds	—	100,726	—	100,726
Total	$—	$163,638	$—	$163,638

Investments in Treasury securities were included in Investments at December 31, 2025 and December 31, 2024 in the Consolidated Statements of Financial Condition. Investments in money market funds were included in Cash and Cash Equivalents at December 31, 2025 and December 31, 2024 in the Consolidated Statements of Financial Condition.

8.
INCOME TAXES

The Company’s pretax income is associated with activities in domestic and international jurisdictions, as follows:

	Year Ended December 31,
	2025	2024	2023
Income (Loss) Before Provision for Taxes
Domestic	$412,454	$309,432	$181,815
International	(69,535)	(38,863)	(4,206)
Total	$342,919	$270,569	$177,609

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current
Federal Income Tax	$23,905	$27,367	$22,907
State and Local Income Tax	11,390	10,969	7,478
Foreign Income Tax	1,040	2,284	3,471
	36,335	40,620	33,856
Deferred
Federal Income Tax	(2,816)	(3,196)	(3,550)
State and Local Income Tax	(294)	(5,328)	1,599
Foreign Income Tax	(44)	—	22
	(3,154)	(8,524)	(1,929)
Provision for Taxes	$33,181	$32,096	$31,927

The following table summarizes the Company’s tax position:

	Year Ended December 31,
	2025	2024	2023
Income Before Provision for Taxes	$342,919	$270,569	$177,609
Provision for Taxes	$33,181	$32,096	$31,927
Effective Income Tax Rate	9.7%	11.9%	18.0%

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate after the adoption of ASU 2023-09:

	Year Ended December 31, 2025
	$	%
U.S. Federal Statutory Tax Rate	$72,013	21.0%
State and Local Income Taxes, Net of Federal Benefit[1]	9,379	2.7%
Foreign Tax Effects
United Kingdom
Current Year Operating Loss	(11,863)	-3.5%
Excess Tax Benefits on Equity-Based Compensation	(10,308)	-3.0%
Changes in Valuation Allowance	21,901	6.4%
Other	(1,379)	-0.4%
Other Foreign	2,972	0.9%
Nontaxable or nondeductible items
Net Income Attributable to Non-Controlling Interests	(27,523)	-8.0%
Permanent Differences on Partnership Units Compensation	3,032	0.9%
Other	1,428	0.4%
Other Reconciling Items
Excess Tax Benefits on Equity-Based Compensation	(26,973)	-7.9%
Other	502	0.2%
	$33,181	9.7%

1 State and local taxes in New York State and New York City comprise the majority (greater than 50%) of the tax effect.

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Expected Income Tax Expense at the Federal Statutory Rate	21.0%	21.0%
Permanent Differences for Compensation	-3.4%	-0.4%
Income Not Subject to U.S. Corporate Income Taxes	-8.8%	-8.4%
Foreign Income Taxes	0.8%	1.1%
State and Local Income Taxes, Net of Federal Benefit	2.8%	3.5%
Return to Provision	0.3%	0.0%
Rate Change Impact	-1.1%	0.8%
Other	0.3%	0.4%
Effective Income Tax Rate	11.9%	18.0%

The following table provides a disaggregation of income taxes paid, net of refunds received for the year ended December 31, 2025:

Year Ended December 31,
2025
Federal	$26,900
State and Local
Illinois	2,246
New York City	6,146
Other - State and Local	5,090
13,482
Foreign
Spain	2,470
Other - Foreign	1,565
4,035
Payments for Income Taxes, Net of Refunds Received	$44,417

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2025	2024
Deferred Tax Assets
Operating Lease Liabilities	$57,555	$49,256
Tax Basis Step-Up from former Parent	2,181	4,551
Deferred Compensation	52,263	44,560
Partner Exchange Basis Step-Up	42,818	39,047
Fixed Assets	77	462
Other	3,822	5,926
	158,716	143,802
Deferred Tax Liabilities
Operating Lease Right-of-Use Assets	49,525	45,827
Intangible Assets	4,407	3,238
Other	9,827	9,554
	63,759	58,619
Deferred Tax Asset, Net	$94,957	$85,183

The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. The Company assesses positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction. The Company has concluded that it is more likely than not that the deferred tax assets presented above will be realized.

As of December 31, 2025, Deferred Tax Assets of $53.2 million related to foreign net operating loss carryforwards are not presented in the table above and are fully reserved with a corresponding valuation allowance, accordingly, there is no impact on the Company's Deferred Tax Asset, Net presented above. The foreign net operating losses generally have an indefinite carryforward period.

The Company does not believe that it meets the indefinite reversal criteria that would allow the Company to refrain from recognizing any deferred tax liability with respect to its foreign subsidiaries. Accordingly, the Company records a deferred tax liability with respect to an outside basis difference in its investment in a foreign subsidiary, where applicable.

The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. As of December 31, 2025, the Company is not generally subject to examination by the tax authorities for years before 2022.

The Company had no unrecognized tax benefits as of December 31, 2025 and 2024.

For the years ended December 31, 2025, 2024 and 2023, no interest or penalties were accrued with respect to unrecognized tax positions and there were no settlements with taxing authorities.

9.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of PJT Partners Inc. Class A common stock for the years ended December 31, 2025, 2024 and 2023 is presented below:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$180,115	$134,393	$81,799
Incremental Net Income from Dilutive Securities	11,058	82,718	49,031
Net Income Attributable to Shares of Class A Common Stock — Diluted	$191,173	$217,111	$130,830
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	25,723,840	25,454,445	25,255,327
Weighted-Average Number of Incremental Shares from Unvested RSUs	2,886,423	2,979,117	1,711,829
Weighted-Average Number of Incremental Shares from Partnership Units	—	15,671,569	14,914,878
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	28,610,263	44,105,131	41,882,034
Net Income Per Share of Class A Common Stock
Basic	$7.00	$5.28	$3.24
Diluted	$6.68	$4.92	$3.12

Partnership Units may be exchanged for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for PJT Partners Inc. Class A common stock, weighted-average PJT Partners Inc. Class A common stock outstanding would be 40,988,428 for the year ended December 31, 2025, excluding unvested RSUs. In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of PJT Partners Inc. Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the year ended December 31, 2025, there were 15,264,588 weighted-average Partnership Units that were anti-dilutive. For each of the years ended December 31, 2024 and December 31, 2023, there were no anti-dilutive securities.

10.
EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

On May 24, 2023 the Company adopted the Second Amended and Restated PJT Partners Inc. 2015 Omnibus Incentive Plan (the “PJT Equity Plan”), which amended the Amended and Restated 2015 PJT Partners Inc. Omnibus Incentive Plan. The PJT Equity Plan authorized an additional 16 million shares of PJT Partners Inc. Class A common stock for the purpose of providing incentive compensation measured by reference to the value of the Company's Class A common stock or Partnership Units. The PJT Equity Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, partnership interests and other stock-based or cash-based awards. Since October 1, 2015, the Company has authorized 33 million shares of the Company's Class A common stock for issuance of new awards under the PJT

Equity Plan, of which 12.3 million were available for issuance as of December 31, 2025. The Company intends to use PJT Partners' Class A common stock to satisfy vested awards under the PJT Equity Plan.

The following table represents equity-based compensation expense and related income tax benefit for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Equity-Based Compensation Expense	$234,344	$209,185	$178,535
Income Tax Benefit	$32,294	$28,220	$23,553

Restricted Stock Units

Pursuant to the PJT Equity Plan and in connection with the annual compensation processes and any ongoing hiring process or acquisitions, the Company issues RSUs, which generally vest over a service life of three to five years. Awards are generally forfeited if the individual ceases to be employed by the Company prior to vesting.

The following table summarizes activity related to unvested RSUs, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the year ended December 31, 2025:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2024	7,188,089	$81.28
Granted	1,360,848	174.63
Dividends Reinvested on RSUs	(28,656)	29.21
Forfeited	(47,178)	118.13
Vested	(2,189,548)	70.07
Balance, December 31, 2025	6,283,555	$105.37

As of December 31, 2025, there was $283.0 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.2 years. The balance as of December 31, 2024 includes 909,636 RSU awards that had fully achieved market conditions with a weighted-average grant date fair value of $42.87. The weighted-average grant date fair value with respect to RSUs granted for the years ended December 31, 2024 and 2023 was $105.11 and $78.03, respectively. There were no RSUs granted that contained both service and market conditions for the year ended December 31, 2024. The weighted-average grant date fair value with respect to RSUs with both a service and market condition granted for the year ended December 31, 2023 was $60.13.

Partnership Units

In connection with the annual compensation processes and any ongoing hiring process or acquisitions, certain individuals are issued Partnership Units that, subject to certain terms and conditions, are exchangeable. The Board retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. These Partnership Units generally vest over a service life of three to five years.

The following table summarizes activity related to unvested Partnership Units, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the year ended December 31, 2025:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2024	1,299,131	$59.16
Granted	73,469	162.65
Vested	(339,665)	52.07
Balance, December 31, 2025	1,032,935	$68.85

As of December 31, 2025, there was $27.7 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.0 years. The balance as of December 31, 2024 includes 664,655 Partnership Unit awards that had fully achieved market conditions with a weighted-average grant date fair value of $39.10. The weighted-average grant date fair value with respect to Partnership Units granted for the years ended December 31, 2024 and 2023 was $106.41 and $76.82, respectively. There were no Partnership Units granted that contained both service and market conditions for the years ended December 31, 2024 and 2023.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2025, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	5,976,555	1.2
Partnership Units	1,029,320	1.0
Total Equity-Based Awards	7,005,875	1.2

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $46.2 million, $50.8 million and $41.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $18.7 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.3 years.

11.
STOCKHOLDERS’ EQUITY

Class A and Class B Common Stock

Holders of shares of the Company’s Class A common stock are (a) entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors; (b) entitled to receive dividends when and if declared by the Board; and (c) entitled to receive pro rata the Company’s remaining assets available for distribution upon any liquidation, dissolution or winding up of the Company.

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

In an effort to preserve the tax-free nature of the spin-off, the Company’s Restated Certificate of Incorporation provided that holders of Class B common stock were limited to only one vote per share of Class B common stock solely with respect to the election or removal of directors. With the passage of time since the spin-off, this restriction on the voting rights of holders of Class B common stock is no longer operative. Pursuant to the Company’s Restated Certificate of Incorporation, upon the request of a holder of Class B common stock and approval by the Board, such holder’s Class B common stock would be equalized to provide the same number of votes for the election and removal of directors as it does for all other matters. Accordingly, as of December 31, 2025, the holders of 9.8 million vested and unvested Partnership Units have requested, and the Board has approved, that the shares of Class B common stock held by them provide them with the same number of votes for the election and removal of directors as they do for all other matters.

Holders of shares of the Company’s Class B common stock vote together with holders of the Company’s publicly traded Class A common stock as a single class on all matters on which such shareholders are entitled to vote generally, except as otherwise required by law.

Non-Controlling Interests

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of December 31, 2025 and 2024, the non-controlling interest of PJT Partners Holdings LP was 38.0% and 39.7%, respectively. The percentage of the Net Income Attributable to Non-Controlling Interests will vary from this percentage primarily due to the differing level of income taxes applicable to the controlling interest.

Subject to the terms and conditions set forth in the partnership agreement of PJT Partners Holdings LP, holders of Partnership Units have the right, on a quarterly basis, to exchange all or part of their Partnership Units. Further, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The Board retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. Once the Company elects to settle the exchange for cash, the Company records a liability that is measured at fair value until the exchange price is crystallized. Fair value adjustments are recorded in Interest Income and Other in the Consolidated Statements of Operations.

PJT Partners Inc. operates and controls all of the business and affairs of PJT Partners Holdings LP and its operating subsidiaries indirectly through its equity interest in PJT Partners Holdings LP; therefore, the shares of PJT Partners Inc. Class A common stock outstanding represent the controlling interest.

Treasury Stock

On February 6, 2024, the Company announced that the Board authorized a $500 million Class A common stock repurchase program, which replaced the then-existing $200 million repurchase program authorized on April 25, 2022. As of December 31, 2025, the Company's remaining repurchase authorization was $82.5 million. Under the repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program may be suspended or discontinued at any time.

During the year ended December 31, 2025, the Company repurchased 1.3 million shares of the Company’s Class A common stock at a volume-weighted average price per share of $150.15, or $195.2 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program. The result of these repurchases was an increase of $195.2 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition for the year ended December 31, 2025. With respect to repurchases of the Company’s Class A common stock during the year ended December 31, 2024, the Company recorded an increase of $235.1 million in Treasury Stock in the Company’s Consolidated Statement of Financial Condition.

12.
LEASES

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating Lease Cost	$45,344	$38,665	$29,318
Variable Lease Cost	6,475	4,554	4,423
Sublease Income	(1,111)	(810)	(778)
Total Lease Cost	$50,708	$42,409	$32,963

Supplemental information related to the Company’s operating leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases, Net	$16,915	$5,586	$25,035
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$39,241	$29,212	$200,958

	Year Ended December 31,
	2025	2024
Weighted-Average Remaining Lease Term (in years)	13.7	14.4
Weighted-Average Discount Rate	6.9%	6.9%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of December 31, 2025:

Year Ending December 31,
2026	$35,780
2027	42,288
2028	50,260
2029	49,984
2030	46,028
Thereafter	439,417
Total Lease Payments	663,757
Less: Tenant Improvement Allowances	21,614
Less: Imputed Interest	228,225
Total	$413,918

13.
TRANSACTIONS WITH RELATED PARTIES

Exchange Agreement

The Company has entered into an exchange agreement, as amended, with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the Third Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP (the "Partnership Agreement"), on a quarterly basis, to exchange all or part of their Partnership Units. Further, pursuant to the terms in the Partnership Agreement of PJT Partners Holdings LP, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. The Board retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The price per Partnership Unit to be received in a cash-settled exchange will be equal to the fair value of a share of PJT Partners Inc. Class A common stock (determined in accordance with and subject to adjustment under the exchange agreement, as amended). In the event cash-settled exchanges of Partnership Units are funded with new issuances of the Company's Class A common stock, the fair value of a share of PJT Partners Inc. Class A common stock will be deemed to be equal to the net proceeds per share of the Company's Class A common stock received by PJT Partners Inc. in the related issuance. Accordingly, in this event, the price per Partnership Unit to which an exchanging holder of Partnership Units will be entitled may be greater than or less than the then-current market value of PJT Partners Inc. Class A common stock. The exchange agreement, as amended, also provides that a holder of Partnership Units will not have the right to exchange Partnership Units in the event that PJT Partners Inc. determines that such exchange would be prohibited by law, or would result in any breach of any debt agreement or other material contract of PJT Partners Inc. or PJT Partners Holdings LP. The exchange agreement, as amended, also provides the Company with the ability to decline to exchange should it determine that the exchange would cause unreasonable financial burden on PJT Partners Holdings LP, as determined by the Board.

Certain holders of Partnership Units exchanged 0.8 million and 0.5 million Partnership Units for cash in the amounts of $133.7 million and $60.7 million, respectively, for the years ended December 31, 2025 and 2024. Such amounts are recorded as a reduction of Non-Controlling Interests in the Consolidated Statements of Financial Condition.

With respect to the fourth quarter 2025 exchange, certain holders of Partnership Units presented the Company with 0.9 million Partnership Units for exchange. The Company elected to exchange these Partnership Units for cash at an amount equal to the volume-weighted average price per share of the Company's Class A common stock of $159.92 per Partnership Unit on February 5, 2026 (the Exchange Date), resulting in an aggregate amount of $136.0 million.

Registration Rights Agreement

The Company has entered into a registration rights agreement with the limited partners of PJT Partners Holdings LP pursuant to which the Company granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act of 1933 shares of the Company's Class A common stock delivered in exchange for Partnership Units. The registration rights agreement does not contain any penalties associated with failure to file or to maintain the effectiveness of a registration statement covering the shares owned by individuals covered by such agreement.

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of December 31, 2025 and 2024, the Company had contractual obligations of $30.3 million and $29.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. The Company expects to make the following payments with respect to the tax receivable agreement: $2.6 million for the year ending December 31, 2026, $2.7 million for each of the years ending December 31, 2027, 2028, 2029 and 2030; and $17.1 million in years thereafter. Actual payments may differ significantly from estimated amounts due.

Sublease

The Company has entered into a Sublease Agreement (the “Sublease”) with Dynasty Equity Partners Management, LLC (“Dynasty”) to sublease a portion of its office space to Dynasty. K. Don Cornwell, a member of the Board, is the CEO and co-founder of Dynasty. The sublease commenced on October 1, 2022 with an initial term of two years and an option to extend for an additional year, which was subsequently exercised. During the third quarter of 2025, the Sublease was amended to further extend the term through June 30, 2026. The rent, terms and conditions of the Sublease were consistent with those similar to subleases in the market as of the time the Sublease was entered or extended. The Company recognized sublease income of $0.9 million for the year ended December 31, 2025 and $0.8 million for each of the years ended December 31, 2024 and 2023. Such amounts are recorded in Interest Income and Other in the Consolidated Statements of Operations.

Aircraft

The Company makes available to its CEO and, on occasion by exception, to other partners, including the Company's Named Executive Officers, personal use of a company aircraft when it is not being used for business purposes, for which the Company is reimbursed the cost associated with such use. Such amount is not material to the consolidated financial statements.

14.
COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On July 29, 2024, PJT Partners Holdings LP, as borrower (the "Borrower"), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with aggregate principal amount of up to $100 million. Outstanding borrowings under the revolving credit facility bear interest of Secured Overnight Financing Rate plus 1.85% per annum. In connection with the closing of the Credit Agreement, the Borrower paid certain closing costs and fees. In addition, the Borrower will also pay a commitment fee on the unused portion of the revolving credit facility of 0.25% per annum, payable quarterly in arrears. The revolving credit facility will mature and the commitments thereunder will terminate on July 29, 2026, subject to extension by agreement of the Borrower and Administrative Agent.

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

As of December 31, 2025 and 2024, there were no borrowings outstanding under the Credit Agreement and the Company was in compliance with the debt covenants under the Credit Agreement.

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

Transactions and Agreements with former Parent

Employee Matters Agreement

Pursuant to the Employee Matters Agreement, the Company has agreed to pay former Parent the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. As of December 31, 2025 and 2024, the Company had accrued $0.3 million and $0.5 million, respectively, which the Company anticipates will be payable to former Parent after the Company files its respective tax returns. The tax deduction and corresponding payable related to such deliveries will fluctuate primarily based on the price of former Parent's common stock at the time of delivery.

15.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong, Spain, Japan, United Arab Emirates and the Kingdom of Saudi Arabia, which specify, among other requirements, capital adequacy requirements.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). PJT Partners LP computes net capital based upon the aggregate indebtedness standard, which requires the maintenance of minimum net capital, as defined, which shall be the greater of $100 thousand or 6 2/3% of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of December 31, 2025 and 2024, PJT Partners LP had net capital of $372.4 million and $335.4 million, respectively, which exceeded the minimum net capital requirement by $371.1 million and $333.6 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners (UK) Limited is authorized and regulated by the United Kingdom’s Financial Conduct Authority and is required to maintain minimum capital of the greater of the permanent minimum requirement of £75 thousand or a fixed overhead requirement, defined as 25% of fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. PJT Partners (HK) Limited is licensed with the Hong Kong Securities and Futures Commission and is subject to a minimum liquid capital requirement of HK$3 million. PJT Partners Park Hill (Spain) A.V., S.A.U. is an investment firm authorized and regulated by Spain’s National Securities Market Commission and is required to maintain minimum capital of the greater of the permanent minimum requirement of €75 thousand or 25% of the fixed overheads of the preceding year. One third of the fixed overhead requirement must be held in liquid assets. PJT Partners Japan K.K. is a Type II financial instruments firm registered with the Kanto Local Finance Bureau and regulated by the Japan Financial Service Agency, and the entity is required to maintain minimum capital of ¥10 million. deNovo DIFC, a Dubai International Financial Centre company regulated by the Dubai Financial Services Authority, is subject to a minimum capital requirement of $30 thousand in the form of liquid assets as a lower prudential risk firm. deNovo Partners Finance, a limited liability company established in accordance with the companies' regulations of the Kingdom of Saudi Arabia, operating under a license from the Capital Market Authority, is subject to a minimum capital requirement of 25% of the fixed overheads of the preceding year. As of December 31, 2025 and 2024, these entities were in compliance with local capital adequacy requirements.

16.
SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s activities of providing advisory services constitute a single reportable segment. An operating segment is a component of an entity that conducts business and incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker ("CODM") in assessing performance and making resource allocation decisions. The Company's CODM is the Chief Executive Officer. The Company has a single operating segment and therefore a single reportable segment.

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

	Year Ended December 31,
	2025	2024	2023
Revenues from Contracts with Customers
United States	$1,449,161	$1,260,982	$957,509
United Kingdom	205,234	159,186	165,583
Other International	42,261	55,888	23,184
Total Revenues from Contracts with Customers	1,696,656	1,476,056	1,146,276
Interest Income and Other[1]	17,015	17,121	6,906
Total Revenues	$1,713,671	$1,493,177	$1,153,182

	December 31,
	2025	2024
Assets
United States	$1,520,017	$1,363,744
United Kingdom	220,295	176,551
Other International	102,938	95,039
Total	$1,843,250	$1,635,334

1 Includes revenues not otherwise derived from contracts with customers.

The Company was not subject to any material concentrations with respect to its revenues for the years ended December 31, 2025, 2024 and 2023. The Company was not subject to any material concentrations of credit risk with respect to its accounts receivable as of December 31, 2025 and 2024.

17. SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of the Company's Class A common stock, which will be paid on March 18, 2026 to the Company's Class A common stockholders of record on March 4, 2026.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PJT Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PJT Partners Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2026

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers set forth under the caption “Proposal 1—Election of Directors” and “Executive Officers” in our definitive proxy statement to be filed in connection with our 2026 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

19.1

PJT Partners Inc. Securities Trading Policies and Procedures (incorporated herein by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025).

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

Date: February 26, 2026

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul J. Taubman	Chairman and Chief Executive Officer	February 26, 2026
Paul J. Taubman	(Principal Executive Officer)

/s/ Helen T. Meates	Chief Financial Officer	February 26, 2026
Helen T. Meates	(Principal Financial and Accounting Officer)

/s/ K. Don Cornwell	Director	February 26, 2026
K. Don Cornwell

/s/ James Costos	Director	February 26, 2026
James Costos

/s/ Peter L.S. Currie	Director	February 26, 2026
Peter L.S. Currie

/s/ Emily K. Rafferty	Director	February 26, 2026
Emily K. Rafferty

/s/ Thomas M. Ryan	Director	February 26, 2026
Thomas M. Ryan

/s/ Grace Reksten Skaugen	Director	February 26, 2026
Grace Reksten Skaugen

/s/ Kenneth C. Whitney	Director	February 26, 2026
Kenneth C. Whitney