Form 10-Q
period 2026-03-31
PJT Partners Inc.
filed 2026-04-30
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 27, 2026, there were 25,824,598 shares of Class A common stock, par value $0.01 per share, and 130 shares of Class B common stock, par value $0.01 per share, outstanding.

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

Forward-Looking Statements

Certain material presented herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include certain information concerning future results of operations, business strategies, acquisitions, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “opportunity,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: (a) changes in governmental regulations and policies; (b) cyber attacks, security vulnerabilities and internet disruptions, including breaches of data security and privacy leaks, data loss and business interruptions; (c) failures of our remote and on-premises computer or communication systems; (d) the impact of catastrophic events, including business disruptions, pandemics, reductions in employment and an increase in business failures on (1) the U.S. and the global economy and (2) our employees and our ability to provide services to our clients and respond to their needs; (e) the failure of third-party service providers to perform their functions; (f) volatility in the political and economic environment, including but not limited to inflation, changes to global trade policies, elevated interest rates, potential government shutdowns, and geopolitical or military conflicts; and (g) significant technological disruption, including the rapid development and adoption of emerging technologies, such as artificial intelligence.

Any of these factors, as well as such other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States Securities and Exchange Commission (“SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, accessible on the SEC’s website at www.sec.gov, could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that are not currently expected to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2026	December 31, 2025
Assets
Cash and Cash Equivalents	$308,776	$538,858
Investments (at fair value)	79,354	46,940
Accounts Receivable (net of allowance for credit losses of $1,761 and $1,591 at March 31, 2026 and December 31, 2025, respectively)	348,941	404,322
Intangible Assets, Net	6,182	7,452
Goodwill	191,614	191,614
Furniture, Equipment and Leasehold Improvements, Net	66,353	61,042
Operating Lease Right-of-Use Assets	345,004	338,951
Other Assets	117,281	159,114
Deferred Tax Asset, Net	100,274	94,957
Total Assets	$1,563,779	$1,843,250
Liabilities and Equity
Accrued Compensation and Benefits	$131,770	$342,352
Accounts Payable, Accrued Expenses and Other Liabilities	27,785	34,049
Operating Lease Liabilities	421,499	413,918
Amount Due Pursuant to Tax Receivable Agreement	34,556	30,288
Taxes Payable	4,221	5,227
Deferred Revenue	14,225	8,373
Total Liabilities	634,056	834,207
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 37,971,610 and 35,957,678 issued at March 31, 2026 and December 31, 2025, respectively; 25,912,269 and 24,313,885 outstanding at March 31, 2026 and December 31, 2025, respectively)	380	360
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 130 issued and outstanding at March 31, 2026; 125 issued and outstanding at December 31, 2025)	—	—
Additional Paid-In Capital	817,797	845,060
Retained Earnings	438,161	384,187
Accumulated Other Comprehensive Income (Loss)	1,857	2,825
Treasury Stock at Cost (12,059,341 and 11,643,793 shares at March 31, 2026 and December 31, 2025, respectively)	(985,466)	(924,185)
Total PJT Partners Inc. Equity	272,729	308,247
Non-Controlling Interests	656,994	700,796
Total Equity	929,723	1,009,043
Total Liabilities and Equity	$1,563,779	$1,843,250

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2026	2025
Revenues	$418,204	$324,531
Expenses
Compensation and Benefits	280,260	221,142
Occupancy and Related	15,630	13,908
Travel and Related	13,454	11,163
Professional Fees	9,063	7,371
Communications and Information Services	10,181	9,160
Depreciation and Amortization	3,946	3,212
Other Expenses	5,285	5,997
Total Expenses	337,819	271,953
Income Before Provision (Benefit) for Taxes	80,385	52,578
Provision (Benefit) for Taxes	(8,868)	(21,585)
Net Income	89,253	74,163
Net Income Attributable to Non-Controlling Interests	28,752	20,147
Net Income Attributable to PJT Partners Inc.	$60,501	$54,016
Net Income Per Share of Class A Common Stock
Basic	$2.31	$2.12
Diluted	$2.21	$1.99
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	26,230,685	25,524,820
Diluted	43,282,017	44,461,727

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Net Income	$89,253	$74,163
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(1,695)	3,283
Comprehensive Income	87,558	77,446
Less:
Comprehensive Income Attributable to Non- Controlling Interests	28,025	21,671
Comprehensive Income Attributable to PJT Partners Inc.	$59,533	$55,775

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2025	35,957,678	125	(11,643,793)	$360	$—	$845,060	$384,187	$2,825	$(924,185)	$700,796	$1,009,043
Net Income	—	—	—	—	—	—	60,501	—	—	28,752	89,253
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	(968)	—	(727)	(1,695)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,527)	—	—	—	(6,527)
Equity-Based Compensation	—	—	—	—	—	76,612	—	—	—	8,520	85,132
Net Share Settlement	—	—	—	—	—	(46,955)	—	—	—	—	(46,955)
Deliveries of Vested Shares of Class A Common Stock	2,013,932	—	—	20	—	(20)	—	—	—	—	—
Change in Ownership Interest	—	5	—	—	—	(56,900)	—	—	—	(80,347)	(137,247)
Treasury Stock Purchases	—	—	(415,548)	—	—	—	—	—	(61,281)	—	(61,281)
Balance at March 31, 2026	37,971,610	130	(12,059,341)	$380	$—	$817,797	$438,161	$1,857	$(985,466)	$656,994	$929,723

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2024	34,032,059	125	(10,343,875)	$340	$—	$688,702	$228,594	$(1,661)	$(728,962)	$714,630	$901,643
Net Income	—	—	—	—	—	—	54,016	—	—	20,147	74,163
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	1,759	—	1,524	3,283
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,259)	—	—	—	(6,259)
Equity-Based Compensation	—	—	—	—	—	79,761	—	—	—	9,042	88,803
Net Share Settlement	—	—	—	—	—	(53,890)	—	—	—	—	(53,890)
Deliveries of Vested Shares of Class A Common Stock	1,873,895	—	—	19	—	(19)	—	—	—	—	—
Change in Ownership Interest	—	6	—	—	—	13,566	—	—	—	(69,859)	(56,293)
Treasury Stock Purchases	—	—	(801,916)	—	—	—	—	—	(127,138)	—	(127,138)
Balance at March 31, 2025	35,905,954	131	(11,145,791)	$359	$—	$728,120	$276,351	$98	$(856,100)	$675,484	$824,312

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net Income	$89,253	$74,163
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity-Based Compensation Expense	85,132	88,803
Depreciation and Amortization Expense	3,946	3,212
Amortization of Operating Lease Right-of-Use Assets	4,731	4,330
Provision (Benefit) for Credit Losses	170	1,605
Other	(2,692)	(210)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	53,912	(16,644)
Other Assets	45,545	(8,361)
Accrued Compensation and Benefits	(208,892)	(228,542)
Accounts Payable, Accrued Expenses and Other Liabilities	(11,751)	362
Taxes Payable	(997)	(1,586)
Deferred Revenue	5,894	6,929
Net Cash Provided by (Used in) Operating Activities	64,251	(75,939)
Investing Activities
Purchases of Investments	(59,360)	(12,514)
Proceeds from Sales and Maturities of Investments	26,943	42,526
Purchases of Furniture, Equipment and Leasehold Improvements	(8,256)	(1,982)
Net Cash Provided by (Used in) Investing Activities	(40,673)	28,030
Financing Activities
Dividends	(6,527)	(6,259)
Employee Taxes Paid for Shares Withheld	(46,955)	(53,890)
Cash-Settled Exchanges of Partnership Units	(135,994)	(57,310)
Treasury Stock Purchases	(61,281)	(127,138)
Payments Pursuant to Tax Receivable Agreement	—	(409)
Net Cash Provided by (Used in) Financing Activities	(250,757)	(245,006)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,903)	3,309
Net Increase (Decrease) in Cash and Cash Equivalents	(230,082)	(289,606)
Cash and Cash Equivalents, Beginning of Period	538,858	483,877
Cash and Cash Equivalents, End of Period	$308,776	$194,271
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$4,106	$4,688

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of March 31, 2026, the non-controlling interest of PJT Partners Holdings LP was 35.3%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS, PJT Partners Japan K.K., deNovo Corporate Advisors MENA LLC, PJT deNovo Partners Ltd (“deNovo DIFC“), deNovo Partners Finance, and PJT Partners (Sweden) AB.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Intercompany transactions have been eliminated for all periods presented.

For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include (i) highly liquid money market funds, (ii) short-term interest bearing and non-interest bearing accounts, and (iii) short-term investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $11.3 million and $11.5 million as of March 31, 2026 and December 31, 2025, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Recent Accounting Developments

In November 2024, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 primarily requires enhanced disclosures about certain types of expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its condensed consolidated financial statements.

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

3.
REVENUES AND ACCOUNTS RECEIVABLE

Beginning in the first quarter of 2026, the Company no longer separately presents advisory fees and placement fees within Revenues on the Condensed Consolidated Statements of Operations and Notes to the Condensed Consolidated Financial Statements. The nature of the Company’s advisory services is substantially similar across engagements, and these services are delivered through a fully integrated platform with engagements routinely incorporating cross-disciplinary expertise. This presentation more accurately represents the nature of the Company’s business and has no impact on total Revenues, net income or the Condensed Consolidated Statements of Financial Condition.

Performance Obligations

The Company generally expects performance obligations from contracts with customers to have an original expected duration of one year or less; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14. The transaction price allocated to performance obligations yet to be satisfied with an original expected duration exceeding one year was not material as of March 31, 2026.

The majority of revenues recognized by the Company for the three months ended March 31, 2026 and 2025 were related to performance obligations that were satisfied or partially satisfied in prior periods, primarily due to constraints on variable consideration from prior periods being resolved.

Contract Balances

There were no significant impairments related to contract balances during the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, $4.7 million and $4.6 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. As of March 31, 2026 and December 31, 2025, the Company recorded $1.6 million and $2.3 million respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accounts Receivable and Allowance for Credit Losses

Changes in the allowance for credit losses consist of the following:

	Three Months Ended March 31,
	2026	2025
Beginning Balance	$1,591	$2,525
Provision (Benefit) for Credit Losses	170	1,605
Write-offs	—	(108)
Recoveries	—	100
Ending Balance	$1,761	$4,122

Included in Accounts Receivable, Net is accrued interest of $2.9 million and $4.2 million as of March 31, 2026 and December 31, 2025, respectively, related to long-term receivables.

Included in Accounts Receivable, Net are long-term receivables of $110.9 million and $96.1 million as of March 31, 2026 and December 31, 2025, respectively, that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $5.7 million and $4.5 million as of March 31, 2026 and December 31, 2025, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.7 million as of each of March 31, 2026 and December 31, 2025, respectively.

4.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2026	December 31, 2025
Finite-Lived Intangible Assets
Customer Relationships	$66,376	$66,376
Trade Name	9,900	9,900
Total Intangible Assets	76,276	76,276
Accumulated Amortization
Customer Relationships	(60,194)	(58,924)
Trade Name	(9,900)	(9,900)
Total Accumulated Amortization	(70,094)	(68,824)
Intangible Assets, Net	$6,182	$7,452

Amortization expense was $1.3 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.

Amortization of Intangible Assets held at March 31, 2026 is expected to be $2.7 million for the remainder of the year ending December 31, 2026, and $0.7 million for each of the years ending December 31, 2027, 2028, 2029 and 2030. The intangible assets as of March 31, 2026 are expected to amortize over a weighted-average period of 3.7 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	March 31, 2026	December 31, 2025
Leasehold Improvements	$95,643	$90,604
Furniture and Fixtures	26,080	24,827
Office Equipment	11,061	9,609
Fractional Aircraft Ownership Interest	5,989	5,989
Total Furniture, Equipment and Leasehold Improvements	138,773	131,029
Accumulated Depreciation	(72,420)	(69,987)
Furniture, Equipment and Leasehold Improvements, Net	$66,353	$61,042

Depreciation expense was $2.7 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.

6.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	March 31, 2026
	Level I	Level II	Level III	Total
Treasury Securities	$—	$79,354	$—	$79,354
Money Market Funds	—	133,973	—	133,973
Total	$—	$213,327	$—	$213,327

	December 31, 2025
	Level I	Level II	Level III	Total
Treasury Securities	$—	$46,940	$—	$46,940
Money Market Funds	—	311,282	—	311,282
Total	$—	$358,222	$—	$358,222

Investments in Treasury securities were included in Investments at March 31, 2026 and December 31, 2025 in the Condensed Consolidated Statements of Financial Condition. Investments in money market funds were included in Cash and Cash Equivalents at March 31, 2026 and December 31, 2025 in the Condensed Consolidated Statements of Financial Condition.

7.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended March 31,
	2026	2025
Income Before Provision (Benefit) for Taxes	$80,385	$52,578
Provision (Benefit) for Taxes	$(8,868)	$(21,585)
Effective Income Tax Rate	-11.0%	-41.1%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three months ended March 31, 2026 primarily due to partnership income not being subject to U.S. corporate income taxes, state and local taxes, and permanent differences related to equity-based compensation.

The Company had no unrecognized tax benefits as of March 31, 2026.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of PJT Partners Inc. Class A common stock for the three months ended March 31, 2026 and 2025 is presented below:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$60,501	$54,016
Incremental Net Income from Dilutive Securities	35,140	34,616
Net Income Attributable to Shares of Class A Common Stock — Diluted	$95,641	$88,632
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	26,230,685	25,524,820
Weighted-Average Number of Incremental Shares from Unvested RSUs	2,510,062	3,381,006
Weighted-Average Number of Incremental Shares from Partnership Units	14,541,270	15,555,901
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	43,282,017	44,461,727
Net Income Per Share of Class A Common Stock
Basic	$2.31	$2.12
Diluted	$2.21	$1.99

Holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the Third Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP (the “Partnership Agreement”), on a quarterly basis (subject to the terms of the exchange agreement, as amended), to exchange all or part of their Partnership Units for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for PJT Partners Inc. Class A common stock, weighted-average PJT Partners Inc. Class A common stock outstanding would be 40,771,955 for the three months ended March 31, 2026, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of PJT Partners Inc. Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended March 31, 2026 and 2025, there were no anti-dilutive securities.

Share Repurchase Program

On April 28, 2026, the Company announced that the Board of Directors (the “Board”) has authorized a $800 million Class A common stock repurchase program, which replaced the then-existing $500 million repurchase program announced on February 6, 2024. As of March 31, 2026, the Company had $21.2 million remaining under the then-existing authorization. Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

During the three months ended March 31, 2026, the Company repurchased 0.4 million shares of the Company’s Class A common stock at a volume-weighted average price per share of $147.44, or $61.3 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.
EQUITY-BASED AND OTHER DEFERRED COMPENSATION

Overview

Further information regarding the Company’s equity-based compensation awards is described in Note 10. “Equity-Based and Other Deferred Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following table represents equity-based compensation expense and related income tax benefit for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Equity-Based Compensation Expense	$85,132	$88,803
Income Tax Benefit	$10,877	$12,537

Restricted Stock Units

The following table summarizes activity related to unvested RSUs, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the three months ended March 31, 2026:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2025	6,283,555	$105.37
Granted	1,462,338	162.08
Dividends Reinvested on RSUs	(39,647)	68.40
Forfeited	(3,941)	149.89
Vested	(2,285,894)	81.32
Balance, March 31, 2026	5,416,411	$131.06

As of March 31, 2026, there was $425.4 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant date fair value with respect to RSUs granted for the three months ended March 31, 2025 was $174.85.

Partnership Units

The following table summarizes activity related to unvested Partnership Units, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the three months ended March 31, 2026:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2025	1,032,935	$68.85
Granted	56,618	150.84
Vested	(356,141)	53.73
Balance, March 31, 2026	733,412	$82.53

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of March 31, 2026, there was $27.5 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.3 years. The weighted-average grant date fair value with respect to Partnership Units granted for the three months ended March 31, 2025 was $162.60.

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2026, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	5,075,946	1.9
Partnership Units	728,798	1.3
Total Equity-Based Awards	5,804,744	1.8

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $4.4 million and $11.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $16.7 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.0 year.

10.
LEASES

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Operating Lease Cost	$11,723	$10,587
Variable Lease Cost	1,950	1,424
Sublease Income	(356)	(203)
Total Lease Cost	$13,317	$11,808

Supplemental information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases, Net	$5,658	$277
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$11,739	$36,687

	Three Months Ended March 31,
	2026	2025
Weighted-Average Remaining Lease Term (in years)	13.5	14.4
Weighted-Average Discount Rate	6.9%	6.9%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of March 31, 2026:

Year Ending December 31,
2026 (April 1 through December 31)	$25,065
2027	43,592
2028	51,566
2029	51,291
2030	47,324
Thereafter	454,588
Total Lease Payments	673,426
Less: Tenant Improvement Allowances	17,218
Less: Imputed Interest	234,709
Total	$421,499

11.
TRANSACTIONS WITH RELATED PARTIES

Exchange Agreement

The Company has entered into an exchange agreement, as amended, with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the Partnership Agreement, on a quarterly basis (subject to the terms of the exchange agreement, as amended), to exchange all or part of their Partnership Units for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. Further, pursuant to the terms in the Partnership Agreement of PJT Partners Holdings LP, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. PJT Partners Inc. retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications.

Further information regarding the exchange agreement is described in Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

For the three months ended March 31, 2026 and 2025, certain holders of Partnership Units exchanged 0.9 million and 0.3 million Partnership Units, respectively, for cash in the amounts of $136.0 million and $57.3 million, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

With respect to the first quarter 2026 exchange, certain holders of Partnership Units presented the Company with 149 thousand Partnership Units for exchange. The Board elected to exchange these Partnership Units for cash at an amount equal to the volume-weighted average price per share of the Company’s Class A common stock on April 30, 2026 (the Exchange Date).

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2026 and December 31, 2025, the Company had contractual obligations of $34.6 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

12.
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

As of March 31, 2026 and December 31, 2025, there were no borrowings outstanding under the Credit Agreement.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the debt covenants under the Credit Agreement.

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

There were no material developments to the legal proceedings previously disclosed in Note 14. “Commitments and Contingencies—Contingencies, Litigation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Transactions and Agreements with former Parent

Employee Matters Agreement

Pursuant to the Employee Matters Agreement, the Company has agreed to pay former Parent the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. The Company accrued $0.3 million as of each of March 31, 2026 and December 31, 2025, respectively, which the Company anticipates will be payable to former Parent after the Company files its respective tax returns. The tax deduction and corresponding payable related to such deliveries will fluctuate primarily based on the price of former Parent’s common stock at the time of delivery.

13.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong, Spain, Japan, United Arab Emirates and the Kingdom of Saudi Arabia, which specify, among other requirements, capital adequacy requirements.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2026 and December 31, 2025, PJT Partners LP had net capital of $221.4 million and $372.4 million, respectively, which exceeded the minimum net capital requirement by $219.8 million and $371.1 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of March 31, 2026 and December 31, 2025, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners Japan K.K., deNovo DIFC, and deNovo Partners Finance were in compliance with local capital adequacy requirements.

14.
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

	Three Months Ended March 31,
	2026	2025
Revenues from Contracts with Customers
United States	$356,886	$266,786
United Kingdom	37,058	43,374
Other International	17,008	11,757
Total Revenues from Contracts with Customers	410,952	321,917
Other[1]	7,252	2,614
Total Revenues	$418,204	$324,531

	March 31, 2026	December 31, 2025
Assets
United States	$1,297,271	$1,520,017
United Kingdom	170,322	220,295
Other International	96,186	102,938
Total	$1,563,779	$1,843,250

1 Includes revenues not otherwise derived from contracts with customers.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

15.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of the Company’s Class A common stock, which will be paid on June 17, 2026 to the Company’s Class A common stockholders of record as of June 3, 2026.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides those described in Note 8. “Net Income per Share of Class A Common Stock—Share Repurchase Program” and Note 11. “Transactions with Related Parties—Exchange Agreement”.

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

For further information regarding our business, refer to “Part I. Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Business Environment

Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of some of the factors that can affect our performance.

Mergers and acquisitions (“M&A”) is a cyclical business that is impacted by macroeconomic conditions. There are several factors influencing global M&A activity in the intermediate term, including monetary policy, global trade policies, greater economic and geopolitical uncertainty, and global growth. How these macroeconomic factors will impact the strength of strategic activity in the intermediate term is still uncertain. In the first quarter of 2026, worldwide M&A announced volumes increased 27% compared with the first quarter of 2025, however, the number of transactions declined to an 11-year low1. As we look ahead, the broader capital markets and M&A environment continues to be favorable for deal making; market sentiment, however, can change quickly.

Global restructuring and special situations activity remained strong during the first quarter of 2026 due to continued liability management, balance sheet restructuring and bankruptcy activity. A number of factors are driving elevated levels of distress with corporates, financial sponsors and creditors grappling with macroeconomic issues, challenged business models, technological disruption, and stress in private credit markets. Liability management by financial sponsors continued to drive growth in activity, which remains dispersed across a breadth of geographies and industries.

Fund placement activity remains challenging given the overall slowdown in realizations and the supply of alternative investment opportunities in the market seeking capital. Additionally, limited partners have become more discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high. As it relates to private capital solutions, the demand for alternative liquidity vehicles from general partners and limited partners continues to be a driver for increased activity, and, barring no major changes in the macroeconomic outlook, we expect the market volumes to remain favorable in the intermediate term.

___________________________________________________________________________________________________________________________________________

1Source: LSEG Global Mergers & Acquisitions Review for First Quarter of 2026 as of March 31, 2026.

Key Financial Measures

Revenues

Beginning in the first quarter of 2026, we no longer separately present advisory fees and placement fees within Revenues on the Condensed Consolidated Statements of Operations and Notes to the Condensed Consolidated Financial Statements. The nature of our advisory services is substantially similar across engagements, and these services are delivered through a fully integrated platform with engagements routinely incorporating cross-disciplinary expertise. This presentation more accurately represents the nature of our business and has no impact on total Revenues, net income or the Condensed Consolidated Statements of Financial Condition.

Substantially all of our revenues are derived from contracts with clients to provide advisory services. This revenue is primarily a function of the number of active engagements we have, the size and the complexity of each of those engagements and the fees we charge for our services. Our highly integrated advisory services encompass a range of strategic advisory, shareholder advisory, capital markets advisory, restructuring, liability management, fund placement services, and private capital solutions to corporations, financial sponsors, institutional investors and governments around the world. Our senior professionals bring diversified expertise and deep relationships to each client situation, and given our holistic approach to client service and the complexity of the transactions on which we may earn revenues, we dedicate the necessary resources to each engagement regardless of the type of advice. For example, a restructuring engagement may require a sale of all or a portion of the client’s business or a capital raise, calling for cross-disciplinary expertise from our M&A and capital markets professionals. Accordingly, given our highly integrated advisory services, we do not present our revenues by type of advice we provide as it would not be a meaningful or reliable basis for presentation.

Substantially all of our revenues are earned from providing advisory services and are typically based on the completion of a transaction. These revenues are generally recognized over time, however, the majority of our transaction-based fees are constrained until the successful completion of a transaction. Accordingly, the majority of revenues recognized in any given period may relate to advisory services that were satisfied or partially satisfied in prior periods. Retainer fees are generally recognized over the period in which advisory services are performed. We may receive nonrefundable upfront fees, which are recorded as revenues in the period over which services are to be provided. Certain fee arrangements result in long-term receivables paid in installments over multiple years and bear interest at an agreed-upon rate. Interest on long-term receivables is earned from the time revenue is recognized and is included in Accounts Receivable, Net in the Condensed Consolidated Statements of Financial Condition.

A transaction can fail to be completed for many reasons, including global and/or regional economic conditions or failure of parties to agree upon final terms, secure necessary board or shareholder approvals, secure necessary financing or achieve necessary regulatory approvals. In the case of bankruptcy engagements, fees are subject to approval of the court.

Revenues also include amounts not otherwise derived from contracts with customers, such as (i) interest that is typically earned on Cash and Cash Equivalents and investments in Treasury securities, (ii) foreign exchange gains and losses, (iii) gains and losses arising from fair value adjustments of certain assets and liabilities, (iv) sublease income, and (v) the amount of expense reimbursement invoiced to clients.

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

Non-Compensation Expense – Non-Compensation expenses are the other costs typical to operating our business, which generally consist of Occupancy and Related, Travel and Related, Professional Fees, Communications and Information Services, Depreciation and Amortization, and Other Expenses. Further information regarding these expenses can be found in “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(Dollars in Thousands)
Revenues	$418,204	$324,531	29%
Expenses
Compensation and Benefits	280,260	221,142	27%
Occupancy and Related	15,630	13,908	12%
Travel and Related	13,454	11,163	21%
Professional Fees	9,063	7,371	23%
Communications and Information Services	10,181	9,160	11%
Depreciation and Amortization	3,946	3,212	23%
Other Expenses	5,285	5,997	(12)%
Total Expenses	337,819	271,953	24%
Income Before Provision (Benefit) for Taxes	80,385	52,578	53%
Provision (Benefit) for Taxes	(8,868)	(21,585)	59%
Net Income	89,253	74,163	20%
Net Income Attributable to Non-Controlling Interests	28,752	20,147	43%
Net Income Attributable to PJT Partners Inc.	$60,501	$54,016	12%

Revenues

The following table provides revenue statistics for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total Number of Clients	229	231
Total Number of Fees of at least $1 Million from Client Transactions	61	65

Total Revenues were $418.2 million for the three months ended March 31, 2026, an increase of $93.7 million compared with $324.5 million for the three months ended March 31, 2025. The increase in Revenues was due to increases in strategic advisory, private capital solutions, and restructuring revenues.

Expenses

Expenses were $337.8 million for the three months ended March 31, 2026, an increase of $65.9 million compared with $272.0 million for the three months ended March 31, 2025. The increase in expenses was principally due to increases in Compensation and Benefits, Travel and Related, Occupancy and Related, and Professional Fees of $59.1 million, $2.3 million, $1.7 million, and $1.7 million, respectively. The increase in Compensation and Benefits was driven by higher revenues compared with the prior year, partially offset by a lower accrual rate. Travel and Related increased principally due to increased business-related activity and higher travel costs. Occupancy and Related increased due to the expansion of our global office footprint. Professional Fees increased principally due to higher senior advisor and legal expenses.

Benefit for Taxes

The Company’s Benefit for Taxes for the three months ended March 31, 2026 was $8.9 million, which represents an effective tax rate of -11.0% on pretax income of $80.4 million. The Company’s Benefit for Taxes for the three months ended March 31, 2025 was $21.6 million, which represents an effective tax rate of -41.1% on pretax income of $52.6 million. The increase in the effective tax rate was principally due to a reduced tax benefit related to the delivery of vested shares at a value in excess of their amortized cost.

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

Our assets have been historically comprised of cash and cash equivalents, investments, receivables arising from client engagements and operating lease right-of-use assets. Our liabilities generally include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable and operating lease liabilities. We expect to pay a significant amount of cash incentive compensation toward the end of each year and during the beginning of the next calendar year with respect to the prior year’s results. A portion of incentive compensation may be awarded with equity-based compensation and would therefore require less cash. We expect levels of cash to decline at the end of the year and during the first quarter of each year after incentive compensation is paid to our employees, and then we expect cash to build throughout the remainder of the year.

On July 29, 2024, PJT Partners Holdings LP, as borrower (the "Borrower"), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with aggregate principal amount of up to $100 million. Further information regarding the Credit Agreement can be found in Note 12. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of March 31, 2026 and December 31, 2025, we were in compliance with the debt covenants under the Credit Agreement. Additionally, as of March 31, 2026 and December 31, 2025, there were no borrowings outstanding under the Credit Agreement.

We evaluate our cash needs on a regular basis. As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and short-term investments of $388.1 million and $585.8 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, money market funds or Treasury securities. Although we maintain banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally tied to the successful completion of transactions and the timing of receivable collections. As of March 31, 2026 and December 31, 2025, total accounts receivable, net of allowance for credit losses, was $348.9 million and $404.3 million, respectively. As of March 31, 2026 and December 31, 2025, the allowance for credit losses was $1.8 million and $1.6 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $110.9 million and $96.1 million as of March 31, 2026 and December 31, 2025, respectively, related to fees that are generally paid in installments over a period of three to four years.

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

Exchange Agreement

Subject to the terms and conditions of the exchange agreement, as amended, between us and certain of the holders of Partnership Units (other than PJT Partners Inc.), holders of Partnership Units have the right, subject to the terms and conditions set forth in the Third Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP (the “Partnership Agreement”), on a quarterly basis (subject to the terms of the exchange agreement, as amended), to exchange all or part of their Partnership Units for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. Further, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement) to exchange such Partnership Units. PJT Partners Inc. retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis. Depending on our liquidity and capital resources, market conditions, the timing and concentration of exchange requests and other considerations, we may choose to fund exchanges of Partnership Units with available cash, borrowings or new issuances of PJT Partners Inc. Class A common stock or to settle exchanges by issuing PJT Partners Inc. Class A common stock to the exchanging holder of Partnership Units.

For the three months ended March 31, 2026 and 2025, certain holders of Partnership Units exchanged 0.9 million and 0.3 million Partnership Units, respectively, for cash in the amounts of $136.0 million and $57.3 million, respectively.

Share Repurchase Program

On April 28, 2026, the Company announced that the Board of Directors has authorized a $800 million Class A common stock repurchase program, which replaced the then-existing $500 million repurchase program announced on February 6, 2024. As of March 31, 2026, our remaining repurchase authorization was $21.2 million under the then-existing authorization. Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

During the three months ended March 31, 2026, the Company repurchased 0.4 million shares of the Company’s Class A common stock at a volume-weighted average price per share of $147.44, or $61.3 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have not been any material changes to our contractual obligations since December 31, 2025.

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

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of March 31, 2026 and December 31, 2025, the Company had contractual obligations of $34.6 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Other

See Notes 7, 9, 10 and 12 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements and commitments, respectively.

Critical Accounting Estimates

A discussion of critical accounting estimates is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on our financial statements can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk can be found in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.

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

Further disclosure regarding legal proceedings is provided in Note 12. “Commitments and Contingencies—Contingencies, Litigation” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the First Quarter of 2026

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
January 1 to January 31	—	$—	—	$82.5 million
February 1 to February 28	205,548	155.14	205,548	50.6 million
March 1 to March 31	210,000	139.00	210,000	21.2 million
Total	415,548	$147.44	415,548	$21.2 million

(a)
On April 28, 2026, the Company announced that the Board of Directors has authorized a $800 million Class A common stock repurchase program, which replaced the then-existing $500 million repurchase program announced on February 6, 2024. As of March 31, 2026, our remaining repurchase authorization was $21.2 million under the then-existing authorization. Under the new repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance or transfer of Partnership Units during the first quarter of 2026, the Company issued six corresponding shares of its Class B common stock, par value $0.01 per share. The issuance of Class B common stock was not registered under the Securities Act of 1933 because such shares were not issued in a transaction involving the offer or sale of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Date: April 30, 2026

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)