Form 10-Q
period 2026-06-30
PJT Partners Inc.
filed 2026-07-30
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 27, 2026, there were 25,564,818 shares of Class A common stock, par value $0.01 per share, and 129 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	June 30, 2026	December 31, 2025
Assets
Cash and Cash Equivalents	$235,541	$538,858
Investments (at fair value)	299,253	46,940
Accounts Receivable (net of allowance for credit losses of $1,393 and $1,591 at June 30, 2026 and December 31, 2025, respectively)	394,460	404,322
Intangible Assets, Net	4,913	7,452
Goodwill	191,614	191,614
Furniture, Equipment and Leasehold Improvements, Net	73,797	61,042
Operating Lease Right-of-Use Assets	341,556	338,951
Other Assets	112,450	159,114
Deferred Tax Asset, Net	102,227	94,957
Total Assets	$1,755,811	$1,843,250
Liabilities and Equity
Accrued Compensation and Benefits	$260,315	$342,352
Accounts Payable, Accrued Expenses and Other Liabilities	37,900	34,049
Operating Lease Liabilities	419,350	413,918
Amount Due Pursuant to Tax Receivable Agreement	36,032	30,288
Taxes Payable	4,324	5,227
Deferred Revenue	14,720	8,373
Total Liabilities	772,641	834,207
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 37,991,773 and 35,957,678 issued at June 30, 2026 and December 31, 2025, respectively; 25,586,128 and 24,313,885 outstanding at June 30, 2026 and December 31, 2025, respectively)	380	360
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 129 issued and outstanding at June 30, 2026; 125 issued and outstanding at December 31, 2025)	—	—
Additional Paid-In Capital	871,478	845,060
Retained Earnings	477,572	384,187
Accumulated Other Comprehensive Income (Loss)	1,339	2,825
Treasury Stock at Cost (12,405,645 and 11,643,793 shares at June 30, 2026 and December 31, 2025, respectively)	(1,038,710)	(924,185)
Total PJT Partners Inc. Equity	312,059	308,247
Non-Controlling Interests	671,111	700,796
Total Equity	983,170	1,009,043
Total Liabilities and Equity	$1,755,811	$1,843,250

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$486,290	$406,884	$904,494	$731,415
Expenses
Compensation and Benefits	325,601	276,834	605,861	497,976
Occupancy and Related	15,849	14,865	31,479	28,773
Travel and Related	13,020	11,445	26,474	22,608
Professional Fees	10,339	9,065	19,402	16,436
Communications and Information Services	10,734	9,716	20,915	18,876
Depreciation and Amortization	4,342	3,282	8,288	6,494
Other Expenses	4,312	5,198	9,597	11,195
Total Expenses	384,197	330,405	722,016	602,358
Income Before Provision (Benefit) for Taxes	102,093	76,479	182,478	129,057
Provision (Benefit) for Taxes	20,808	15,041	11,940	(6,544)
Net Income	81,285	61,438	170,538	135,601
Net Income Attributable to Non-Controlling Interests	35,452	28,538	64,204	48,685
Net Income Attributable to PJT Partners Inc.	$45,833	$32,900	$106,334	$86,916
Net Income Per Share of Class A Common Stock
Basic	$1.71	$1.27	$4.01	$3.38
Diluted	$1.66	$1.21	$3.87	$3.21
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	26,831,881	25,835,812	26,533,755	25,681,563
Diluted	28,509,353	43,440,009	28,627,522	43,951,488

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$81,285	$61,438	$170,538	$135,601
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(903)	6,402	(2,598)	9,685
Comprehensive Income	80,382	67,840	167,940	145,286
Less:
Comprehensive Income Attributable to Non- Controlling Interests	35,067	31,506	63,092	53,177
Comprehensive Income Attributable to PJT Partners Inc.	$45,315	$36,334	$104,848	$92,109

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at March 31, 2026	37,971,610	130	(12,059,341)	$380	$—	$817,797	$438,161	$1,857	$(985,466)	$656,994	$929,723
Net Income	—	—	—	—	—	—	45,833	—	—	35,452	81,285
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	(518)	—	(385)	(903)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,422)	—	—	—	(6,422)
Equity-Based Compensation	—	—	—	—	—	51,096	—	—	—	4,369	55,465
Net Share Settlement	—	—	—	—	—	(328)	—	—	—	—	(328)
Deliveries of Vested Shares of Class A Common Stock	20,163	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	(1)	—	—	—	2,913	—	—	—	(25,319)	(22,406)
Treasury Stock Purchases	—	—	(346,304)	—	—	—	—	—	(53,244)	—	(53,244)
Balance at June 30, 2026	37,991,773	129	(12,405,645)	$380	$—	$871,478	$477,572	$1,339	$(1,038,710)	$671,111	$983,170

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2025	35,957,678	125	(11,643,793)	$360	$—	$845,060	$384,187	$2,825	$(924,185)	$700,796	$1,009,043
Net Income	—	—	—	—	—	—	106,334	—	—	64,204	170,538
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	(1,486)	—	(1,112)	(2,598)
Dividends Declared ($0.50 Per Share of Class A Common Stock)	—	—	—	—	—	—	(12,949)	—	—	—	(12,949)
Equity-Based Compensation	—	—	—	—	—	127,708	—	—	—	12,889	140,597
Net Share Settlement	—	—	—	—	—	(47,283)	—	—	—	—	(47,283)
Deliveries of Vested Shares of Class A Common Stock	2,034,095	—	—	20	—	(20)	—	—	—	—	—
Change in Ownership Interest	—	4	—	—	—	(53,987)	—	—	—	(105,666)	(159,653)
Treasury Stock Purchases	—	—	(761,852)	—	—	—	—	—	(114,525)	—	(114,525)
Balance at June 30, 2026	37,991,773	129	(12,405,645)	$380	$—	$871,478	$477,572	$1,339	$(1,038,710)	$671,111	$983,170

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

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net Income	$170,538	$135,601
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity-Based Compensation Expense	140,597	138,250
Depreciation and Amortization Expense	8,288	6,494
Amortization of Operating Lease Right-of-Use Assets	9,551	8,862
Provision (Benefit) for Credit Losses	213	2,679
Other	(3,881)	(5,234)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	7,098	(32,697)
Other Assets	47,870	522
Accrued Compensation and Benefits	(79,652)	(147,730)
Accounts Payable, Accrued Expenses and Other Liabilities	(4,923)	7,033
Taxes Payable	(829)	(1,117)
Deferred Revenue	6,337	1,825
Net Cash Provided by (Used in) Operating Activities	301,207	114,488
Investing Activities
Purchases of Investments	(328,282)	(81,848)
Proceeds from Sales and Maturities of Investments	78,440	42,526
Purchases of Furniture, Equipment and Leasehold Improvements	(18,831)	(13,500)
Net Cash Provided by (Used in) Investing Activities	(268,673)	(52,822)
Financing Activities
Dividends	(12,949)	(12,351)
Tax Distributions	—	(597)
Employee Taxes Paid for Shares Withheld	(47,283)	(54,190)
Cash-Settled Exchanges of Partnership Units	(158,645)	(81,252)
Treasury Stock Purchases	(114,525)	(190,500)
Payments Pursuant to Tax Receivable Agreement	—	(410)
Net Cash Provided by (Used in) Financing Activities	(333,402)	(339,300)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,449)	8,372
Net Increase (Decrease) in Cash and Cash Equivalents	(303,317)	(269,262)
Cash and Cash Equivalents, Beginning of Period	538,858	483,877
Cash and Cash Equivalents, End of Period	$235,541	$214,615
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$5,449	$8,082

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of June 30, 2026, the non-controlling interest of PJT Partners Holdings LP was 35.3%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS, PJT Partners Japan K.K., deNovo Corporate Advisors MENA LLC, PJT deNovo Partners Ltd (“deNovo DIFC”), deNovo Partners Finance, PJT Partners (Sweden) AB, and PJT Partners (Italy) S.r.l.

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

There were no material changes to significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For a comprehensive disclosure of the Company’s significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include (i) highly liquid money market funds, (ii) short-term interest bearing and non-interest bearing accounts, and (iii) short-term investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $14.2 million and $11.5 million as of June 30, 2026 and December 31, 2025, respectively.

Treasury securities with original maturities greater than three months when purchased are classified as Investments in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Recent Accounting Developments

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 primarily requires enhanced disclosures about certain types of expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its condensed consolidated financial statements.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the current interim disclosure requirements and the applicability of ASC 270, Interim Reporting by creating a comprehensive list of required interim disclosures and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact that adoption will have on its interim condensed consolidated financial statements.

3.
REVENUES AND ACCOUNTS RECEIVABLE

Beginning in the first quarter of 2026, the Company no longer separately presents advisory fees and placement fees within Revenues on the Condensed Consolidated Statements of Operations and Notes to the Condensed Consolidated Financial Statements. The nature of the Company’s advisory services is substantially similar across engagements, and these services are delivered through a fully integrated platform with engagements routinely incorporating cross-disciplinary expertise. This presentation more accurately represents the nature of the Company’s business and has no impact on total Revenues, net income, or the Condensed Consolidated Statements of Financial Condition.

Performance Obligations

The Company generally expects performance obligations from contracts with customers to have an original expected duration of one year or less; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14. The transaction price allocated to performance obligations yet to be satisfied with an original expected duration exceeding one year was not material as of June 30, 2026.

The majority of revenues recognized by the Company for the three and six months ended June 30, 2026 and 2025 were related to performance obligations that were satisfied or partially satisfied in prior periods, primarily due to constraints on variable consideration from prior periods being resolved.

Contract Balances

There were no significant impairments related to contract balances during the three and six months ended June 30, 2026 and 2025.

For the six months ended June 30, 2026 and 2025, $6.8 million and $7.0 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. As of June 30, 2026 and December 31, 2025, the Company recorded $1.7 million and $2.3 million, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accounts Receivable and Allowance for Credit Losses

Changes in the allowance for credit losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning Balance	$1,761	$4,122	$1,591	$2,525
Provision (Benefit) for Credit Losses	43	1,074	213	2,679
Write-offs	(411)	(4)	(411)	(112)
Recoveries	—	—	—	100
Ending Balance	$1,393	$5,192	$1,393	$5,192

Included in Accounts Receivable, Net is accrued interest of $2.3 million and $4.2 million as of June 30, 2026 and December 31, 2025, respectively, related to long-term receivables.

Included in Accounts Receivable, Net are long-term receivables of $92.0 million and $96.1 million as of June 30, 2026 and December 31, 2025, respectively, that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $3.2 million and $4.5 million as of June 30, 2026 and December 31, 2025, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.6 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively.

4.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2026	December 31, 2025
Finite-Lived Intangible Assets
Customer Relationships	$66,376	$66,376
Trade Name	9,900	9,900
Total Intangible Assets	76,276	76,276
Accumulated Amortization
Customer Relationships	(61,463)	(58,924)
Trade Name	(9,900)	(9,900)
Total Accumulated Amortization	(71,363)	(68,824)
Intangible Assets, Net	$4,913	$7,452

Amortization expense was $1.3 million and $2.5 million for the three and six months ended June 30, 2026, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2025, respectively.

Amortization of Intangible Assets held at June 30, 2026 is expected to be $1.5 million for the remainder of the year ending December 31, 2026, and $0.7 million for each of the years ending December 31, 2027, 2028, 2029, and 2030. The intangible assets as of June 30, 2026 are expected to amortize over a weighted-average period of 4.1 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	June 30, 2026	December 31, 2025
Leasehold Improvements	$103,708	$90,604
Furniture and Fixtures	27,376	24,827
Office Equipment	12,225	9,609
Fractional Aircraft Ownership Interest	5,989	5,989
Total Furniture, Equipment and Leasehold Improvements	149,298	131,029
Accumulated Depreciation	(75,501)	(69,987)
Furniture, Equipment and Leasehold Improvements, Net	$73,797	$61,042

Depreciation expense was $3.1 million and $5.7 million for the three and six months ended June 30, 2026, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively.

6.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	June 30, 2026
	Level I	Level II	Level III	Total
Treasury Securities	$—	$299,253	$—	$299,253
Money Market Funds	—	83,744	—	83,744
Total	$—	$382,997	$—	$382,997

	December 31, 2025
	Level I	Level II	Level III	Total
Treasury Securities	$—	$46,940	$—	$46,940
Money Market Funds	—	311,282	—	311,282
Total	$—	$358,222	$—	$358,222

Investments in Treasury securities were included in Investments at June 30, 2026 and December 31, 2025 in the Condensed Consolidated Statements of Financial Condition. Investments in money market funds were included in Cash and Cash Equivalents at June 30, 2026 and December 31, 2025 in the Condensed Consolidated Statements of Financial Condition.

7.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income Before Provision (Benefit) for Taxes	$102,093	$76,479	$182,478	$129,057
Provision (Benefit) for Taxes	$20,808	$15,041	$11,940	$(6,544)
Effective Income Tax Rate	20.4%	19.7%	6.5%	-5.1%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and six months ended June 30, 2026 primarily due to partnership income not being subject to U.S. corporate income taxes, state and local taxes, and permanent differences related to equity-based compensation.

The Company had no unrecognized tax benefits as of June 30, 2026.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of PJT Partners Inc. Class A common stock for the three and six months ended June 30, 2026 and 2025 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$45,833	$32,900	$106,334	$86,916
Incremental Net Income from Dilutive Securities	1,421	19,481	4,518	54,097
Net Income Attributable to Shares of Class A Common Stock — Diluted	$47,254	$52,381	$110,852	$141,013
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	26,831,881	25,835,812	26,533,755	25,681,563
Weighted-Average Number of Incremental Shares from Unvested RSUs	1,677,472	2,275,124	2,093,767	2,828,065
Weighted-Average Number of Incremental Shares from Partnership Units	—	15,329,073	—	15,441,860
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	28,509,353	43,440,009	28,627,522	43,951,488
Net Income Per Share of Class A Common Stock
Basic	$1.71	$1.27	$4.01	$3.38
Diluted	$1.66	$1.21	$3.87	$3.21

Holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the Third Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP (the “Partnership Agreement”), on a quarterly basis (subject to the terms of the exchange agreement, as amended), to exchange all or part of their Partnership Units for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for PJT Partners Inc. Class A common stock, weighted-average PJT Partners Inc. Class A common stock outstanding would be 40,919,732 and 40,847,063 for the three and six months ended June 30, 2026, respectively, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of PJT Partners Inc. Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For three and six months ended June 30, 2026, there were 14,087,851 and 14,313,308 weighted-average Partnership Units that were anti-dilutive, respectively. For the three and six months ended June 30, 2025, there were no anti-dilutive securities.

Share Repurchase Program

On April 28, 2026, the Company announced that the Board of Directors (the “Board”) has authorized an $800.0 million Class A common stock repurchase program, which replaced the then-existing $500.0 million repurchase program announced on February 6, 2024. As of June 30, 2026, the Company’s remaining repurchase authorization was $759.6 million. Under the repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

During the six months ended June 30, 2026, the Company repurchased 0.8 million shares of the Company’s Class A common stock at an average price per share of $150.29, or $114.5 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

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

The following table represents equity-based compensation expense and related income tax benefit for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity-Based Compensation Expense	$55,465	$49,447	$140,597	$138,250
Income Tax Benefit	$7,561	$7,275	$18,438	$19,812

Restricted Stock Units

The following table summarizes activity related to unvested RSUs, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the six months ended June 30, 2026:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2025	6,283,555	$105.37
Granted	1,467,106	162.01
Dividends Reinvested on RSUs	(31,917)	52.10
Forfeited	(29,358)	150.61
Vested	(2,299,298)	81.66
Balance, June 30, 2026	5,390,088	$130.97

As of June 30, 2026, there was $378.9 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.2 years. The weighted-average grant date fair value with respect to RSUs granted for the six months ended June 30, 2025 was $174.75.

Partnership Units

The following table summarizes activity related to unvested Partnership Units, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the six months ended June 30, 2026:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2025	1,032,935	$68.85
Granted	56,618	150.84
Vested	(356,141)	53.73
Balance, June 30, 2026	733,412	$82.53

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of June 30, 2026, there was $23.4 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant date fair value with respect to Partnership Units granted for the six months ended June 30, 2025 was $162.60.

Units Expected to Vest

As of June 30, 2026, the following unvested units, after expected forfeitures, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	5,099,229	1.6
Partnership Units	731,182	1.0
Total Equity-Based Awards	5,830,411	1.6

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $4.3 million and $8.7 million for the three and six months ended June 30, 2026, respectively, and $11.3 million and $22.5 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there was $13.1 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 1.1 years.

10.
LEASES

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Lease Cost	$11,973	$11,575	$23,696	$22,162
Variable Lease Cost	1,652	1,422	3,602	2,846
Sublease Income	(357)	(239)	(713)	(442)
Total Lease Cost	$13,268	$12,758	$26,585	$24,566

Supplemental information related to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2026	2025
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases, Net	$12,524	$301
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$13,121	$36,687

	June 30, 2026	December 31, 2025
Weighted-Average Remaining Lease Term (in years)	13.3	13.7
Weighted-Average Discount Rate	6.9%	6.9%

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of June 30, 2026:

Year Ending December 31,
2026 (July 1 through December 31)	$14,478
2027	43,648
2028	51,631
2029	51,357
2030	47,468
Thereafter	454,141
Total Lease Payments	662,723
Less: Tenant Improvement Allowances	13,398
Less: Imputed Interest	229,975
Total	$419,350

11.
TRANSACTIONS WITH RELATED PARTIES

Exchange Agreement

The Company has entered into an exchange agreement, as amended, with the limited partners of PJT Partners Holdings LP pursuant to which they (or certain permitted transferees) have the right, subject to the terms and conditions set forth in the Partnership Agreement, on a quarterly basis (subject to the terms of the exchange agreement, as amended), to exchange all or part of their Partnership Units for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. Further, pursuant to the terms in the Partnership Agreement of PJT Partners Holdings LP, the Company may also require holders of Partnership Units who are not Service Providers (as defined in the Partnership Agreement of PJT Partners Holdings LP) to exchange such Partnership Units. PJT Partners Inc. retains the sole option to determine whether to settle the exchange in either cash or for shares of PJT Partners Inc. Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions, and reclassifications.

Further information regarding the exchange agreement is described in Note 13. “Transactions with Related Parties—Exchange Agreement” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

For the six months ended June 30, 2026 and 2025, certain holders of Partnership Units exchanged 1.0 million and 0.5 million Partnership Units, respectively, for cash in the amounts of $158.6 million and $81.3 million, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

With respect to the second quarter 2026 exchange, certain holders of Partnership Units presented the Company with 65 thousand Partnership Units for exchange. The Board elected to exchange these Partnership Units for cash at an amount equal to the volume-weighted average price per share of the Company’s Class A common stock on July 30, 2026 (the Exchange Date).

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2026 and December 31, 2025, the Company had contractual obligations of $36.0 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

12.
COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On July 29, 2024, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with an aggregate principal amount of up to $100.0 million. Outstanding borrowings under the revolving credit facility bear interest of Secured Overnight Financing Rate plus 1.85% per annum. In connection with the closing of the Credit Agreement, the Borrower paid certain closing costs and fees. In addition, the Borrower will also pay a commitment fee on the unused portion of the revolving credit facility of 0.25% per annum, payable quarterly in arrears. The revolving credit facility was scheduled to mature and the commitments thereunder were scheduled to terminate on July 29, 2026, subject to extension by agreement of the Borrower and Administrative Agent. On July 28, 2026, the maturity date of the Credit Agreement was extended, by amendment, to January 29, 2027, with all other material terms remaining the same.

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

As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Credit Agreement.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the debt covenants under the Credit Agreement.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contingencies

Litigation

From time to time, the Company may be named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Some of these matters may involve claims of substantial amounts. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, after consultation with external counsel, the Company believes it is not probable and/or reasonably possible that any current legal proceedings or claims would individually or in the aggregate have a material adverse effect on the condensed consolidated financial statements of the Company. The Company is not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts, or the status of any settlement negotiations.

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

Transactions and Agreements with former Parent

Employee Matters Agreement

Pursuant to the Employee Matters Agreement, the Company has agreed to pay former Parent the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. The Company accrued $0.4 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively, which the Company anticipates will be payable to former Parent after the Company files its respective tax returns. The tax deduction and corresponding payable related to such deliveries will fluctuate primarily based on the price of former Parent’s common stock at the time of delivery.

13.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong, Spain, Japan, United Arab Emirates and the Kingdom of Saudi Arabia, which specify, among other requirements, capital adequacy requirements.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2026 and December 31, 2025, PJT Partners LP had net capital of $335.6 million and $372.4 million, respectively, which exceeded the minimum net capital requirement by $333.9 million and $371.1 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of June 30, 2026 and December 31, 2025, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners Japan K.K., deNovo DIFC, and deNovo Partners Finance were in compliance with local capital adequacy requirements.

14.
SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s activities of providing advisory services constitute a single reportable segment. An operating segment is a component of an entity that conducts business and incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker (“CODM”) in assessing performance and making resource allocation decisions. The Company's CODM is the Chief Executive Officer. The Company has a single operating segment and therefore a single reportable segment.

The Company is organized as one operating segment in order to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of senior professionals across the Company. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and allocates resources on a consolidated basis based on consolidated Net Income that is presented on the Condensed Consolidated Statements of Operations as well as other broad considerations, including the market opportunity, available expertise across the Company, and the strength and efficacy of professionals’ collaboration. The measure of segment assets is presented on the Condensed Consolidated Statements of Financial Condition as total consolidated assets. The CODM reviews segment assets at the same level or category as presented on the Condensed Consolidated Statements of Financial Condition. The CODM uses consolidated Net Income to assist in assessing performance, establishing compensation, and setting capital priorities including such actions as reinvesting profits into the business, offsetting dilution or paying dividends. The CODM is regularly provided with the consolidated expenses as presented on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from Contracts with Customers
United States	$379,090	$340,338	$735,976	$607,124
United Kingdom	87,450	46,229	124,508	89,603
Other International	16,144	14,537	33,152	26,294
Total Revenues from Contracts with Customers	482,684	401,104	893,636	723,021
Other[1]	3,606	5,780	10,858	8,394
Total Revenues	$486,290	$406,884	$904,494	$731,415

	June 30, 2026	December 31, 2025
Assets
United States	$1,423,278	$1,520,017
United Kingdom	226,626	220,295
Other International	105,907	102,938
Total	$1,755,811	$1,843,250

1 Includes revenues not otherwise derived from contracts with customers.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

15.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of the Company’s Class A common stock, which will be paid on September 16, 2026 to the Company’s Class A common stockholders of record as of September 2, 2026.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides the exchange of Partnership Units described in Note 11. “Transactions with Related Parties—Exchange Agreement” and the maturity extension related to the Credit Agreement described in Note 12. “Commitments and Contingencies—Commitments, Line of Credit”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with PJT Partners Inc.’s Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report on Form 10-Q.

Our Business

PJT Partners is a premier, global, advisory-focused investment bank that was built from the ground up to be different. Our highly experienced, collaborative teams provide independent advice coupled with old-world, high-touch client service. This ethos has allowed us to attract some of the very best talent in the markets in which we operate. We deliver leading advice to many of the world’s most consequential companies, effect some of the most transformative transactions and restructurings and raise billions of dollars of capital around the globe to support startups and more established companies.

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

Mergers and acquisitions (“M&A”) is a cyclical business that is impacted by macroeconomic conditions. In the first half of 2026, worldwide announced M&A volumes increased meaningfully compared with the first half of 2025, though the improvement was more modest when looking at annualized volumes relative to full-year 2025 activity levels. Several factors influence the intermediate-term outlook, including monetary policy, global trade policy, elevated economic and geopolitical tension, technological and artificial intelligence disruption, and global growth trends, and how these factors will shape the strength of strategic activity remains unclear. As we look ahead, the broader capital markets and M&A environment continues to be favorable for deal making; market sentiment, however, can change quickly.

Global restructuring and special situations activity remained strong during the second quarter of 2026 due to continued liability management, balance sheet restructuring and bankruptcy activity. A number of factors are driving elevated levels of distress with corporates, financial sponsors and creditors grappling with macroeconomic issues, challenged business models, technological disruption, and stress in private credit markets. Liability management led by financial sponsors continued to drive activity, which remains dispersed across a breadth of geographies and industries.

Fund placement activity remains challenging given the overall slowdown in realizations and the supply of alternative investment opportunities in the market seeking capital. Additionally, limited partners remain discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high. As it relates to private capital solutions, the demand for alternative liquidity vehicles from both general partners and limited partners continues to be a driver for increased activity, and, barring no major changes in the macroeconomic outlook, we expect the market volumes to remain favorable in the intermediate term.

Key Financial Measures

Revenues

Beginning in the first quarter of 2026, we no longer separately present advisory fees and placement fees within Revenues on the Condensed Consolidated Statements of Operations and Notes to the Condensed Consolidated Financial Statements. The nature of our advisory services is substantially similar across engagements, and these services are delivered through a fully integrated platform with engagements routinely incorporating cross-disciplinary expertise. This presentation more accurately represents the nature of our business and has no impact on total Revenues, net income, or the Condensed Consolidated Statements of Financial Condition.

Substantially all of our revenues are derived from contracts with clients to provide advisory services. This revenue is primarily a function of the number of active engagements we have, the size and the complexity of each of those engagements and the fees we charge for our services. Our highly integrated advisory services encompass a range of strategic advisory, shareholder advisory, capital markets advisory, restructuring, liability management, fund placement services, and private capital solutions to corporations, financial sponsors, institutional investors, and governments around the world. Our senior professionals bring diversified expertise and deep relationships to each client situation, and given our holistic approach to client service and the complexity of the transactions on which we may earn revenues, we dedicate the necessary resources to each engagement regardless of the type of advice. For example, a restructuring engagement may require a sale of all or a portion of the client’s business or a capital raise, calling for cross-disciplinary expertise from our M&A and capital markets professionals. Accordingly, given our highly integrated advisory services, we do not present our revenues by type of advice we provide as it would not be a meaningful or reliable basis for presentation.

Substantially all of our revenues are earned from providing advisory services and are typically based on the completion of a transaction. These revenues are generally recognized over time; however, the majority of our transaction-based fees are constrained until the successful completion of a transaction. Accordingly, the majority of revenues recognized in any given period may relate to advisory services that were satisfied or partially satisfied in prior periods. Retainer fees are generally recognized over the period in which advisory services are performed. We may receive nonrefundable upfront fees, which are recorded as revenues in the period over which services are to be provided. Certain fee arrangements result in long-term receivables paid in installments over multiple years and bear interest at an agreed-upon rate. Interest on long-term receivables is earned from the time revenue is recognized and is included in Accounts Receivable, Net in the Condensed Consolidated Statements of Financial Condition.

A transaction can fail to be completed for many reasons, including global and/or regional economic conditions or failure of parties to agree upon final terms, secure necessary board or shareholder approvals, secure necessary financing or achieve necessary regulatory approvals. In the case of certain bankruptcy engagements, fees are subject to approval of the court.

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

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, restricted and unrestricted cash awards, benefits, employer taxes, and equity-based compensation associated with the grants of equity-based awards. Changes in this expense are driven by fluctuations in the number of employees, the composition of our workforce, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes and other cost increases affecting benefit plans. The expense associated with our restricted and unrestricted cash awards and equity plans can also have a significant impact and may vary from year to year. Certain awards are expensed over the requisite service period for partners and employees who are or will become retirement eligible prior to the stated vesting date. Over time, a greater number of partners and employees may become retirement eligible and the related requisite service period over which the expense is recognized will be shorter than the stated vesting period.

We maintain compensation programs, including salaries, annual incentive compensation (which may include components of unrestricted cash, restricted cash and/or equity-based awards), and benefits programs. We manage compensation to estimates of competitive levels based on market conditions and performance. Our compensation expense reflects our objective to attract and retain key personnel by maintaining competitive compensation levels. It also reflects the impact of newly-hired senior professionals, including any related grants of equity or restricted cash awards.

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(Dollars in Thousands)
Revenues	$486,290	$406,884	20%	$904,494	$731,415	24%
Expenses
Compensation and Benefits	325,601	276,834	18%	605,861	497,976	22%
Occupancy and Related	15,849	14,865	7%	31,479	28,773	9%
Travel and Related	13,020	11,445	14%	26,474	22,608	17%
Professional Fees	10,339	9,065	14%	19,402	16,436	18%
Communications and Information Services	10,734	9,716	10%	20,915	18,876	11%
Depreciation and Amortization	4,342	3,282	32%	8,288	6,494	28%
Other Expenses	4,312	5,198	(17)%	9,597	11,195	(14)%
Total Expenses	384,197	330,405	16%	722,016	602,358	20%
Income Before Provision (Benefit) for Taxes	102,093	76,479	33%	182,478	129,057	41%
Provision (Benefit) for Taxes	20,808	15,041	38%	11,940	(6,544)	N/M
Net Income	81,285	61,438	32%	170,538	135,601	26%
Net Income Attributable to Non-Controlling Interests	35,452	28,538	24%	64,204	48,685	32%
Net Income Attributable to PJT Partners Inc.	$45,833	$32,900	39%	$106,334	$86,916	22%

N/M Not meaningful.

Revenues

The following table provides revenue statistics for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Number of Clients	252	233	312	294
Total Number of Fees of at least $1 Million from Client Transactions	74	72	137	133

Total Revenues were $486.3 million for the three months ended June 30, 2026, an increase of $79.4 million compared with $406.9 million for the three months ended June 30, 2025. The increase in Revenues was due to increases in strategic advisory, private capital solutions, and restructuring revenues.

Total Revenues were $904.5 million for the six months ended June 30, 2026, an increase of $173.1 million compared with $731.4 million for the six months ended June 30, 2025. The increase in Revenues was due to increases in strategic advisory, private capital solutions, and restructuring revenues.

Expenses

Expenses were $384.2 million for the three months ended June 30, 2026, an increase of $53.8 million compared with $330.4 million for the three months ended June 30, 2025. The increase in expenses was due to increases in Compensation and Benefits, Travel and Related, Professional Fees, Depreciation and Amortization, Communications and Information Services, and Occupancy and Related of $48.8 million, $1.6 million, $1.3 million, $1.1 million, $1.0 million, and $1.0 million, respectively. The increase in Compensation and Benefits Expense was driven by higher revenues compared with the prior year, partially offset by a lower accrual rate. The increase in Non-Compensation Expense was principally driven by: (i) Expansion of our global office footprint and the associated build-out, which resulted in increased Occupancy and Related, and Depreciation and Amortization expense, respectively; (ii) Elevated business-related activity and higher travel costs, which resulted in increased Travel and Related expense; (iii) Higher senior advisor expenses, which resulted in increased Professional Fees; and (iv) Continued investments in technology infrastructure and higher market data expense, which resulted in increased Communications and Information Services expense.

Expenses were $722.0 million for the six months ended June 30, 2026, an increase of $119.7 million compared with $602.4 million for the six months ended June 30, 2025. The increase in expenses was due to increases in Compensation and Benefits, Travel and Related, Professional Fees, Occupancy and Related, Communications and Information Services, and Depreciation and Amortization of $107.9 million, $3.9 million, $3.0 million, $2.7 million, $2.0 million, and $1.8 million, respectively. The increase in Compensation and Benefits Expense was driven by higher revenues compared with the prior year, partially offset by a lower accrual rate. The increase in Non-Compensation Expense was principally driven by: (i) Expansion of our global office footprint and the associated build-out, which resulted in increased Occupancy and Related, and Depreciation and Amortization expense, respectively; (ii) Elevated business-related activity and higher travel costs, which resulted in increased Travel and Related expense; (iii) Higher senior advisor expenses, which resulted in increased Professional Fees; and (iv) Continued investments in technology infrastructure and higher market data expense, which resulted in increased Communications and Information Services expense.

Provision (Benefit) for Taxes

The Company’s Provision for Taxes for the three months ended June 30, 2026 was $20.8 million, which represents an effective tax rate of 20.4% on pretax income of $102.1 million. The Company’s Provision for Taxes for the three months ended June 30, 2025 was $15.0 million, which represents an effective tax rate of 19.7% on pretax income of $76.5 million.

The Company’s Provision for Taxes for the six months ended June 30, 2026 was $11.9 million, which represents an effective tax rate of 6.5% on pretax income of $182.5 million. The Company’s Benefit for Taxes for the six months ended June 30, 2025 was $6.5 million, which represents an effective tax rate of -5.1% on pretax income of $129.1 million. The increase in the effective tax rate was principally due to a reduced tax benefit related to the delivery of vested shares at a value in excess of their amortized cost.

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

Our assets have been historically comprised of cash and cash equivalents, investments, receivables arising from client engagements, and operating lease right-of-use assets. Our liabilities generally include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable, and operating lease liabilities. We expect to pay a significant amount of cash incentive compensation toward the end of each year and during the beginning of the next calendar year with respect to the prior year’s results. A portion of incentive compensation may be awarded with equity-based compensation and would therefore require less cash. We expect levels of cash to decline at the end of the year and during the first quarter of each year after incentive compensation is paid to our employees, and then we expect cash to build throughout the remainder of the year.

On July 29, 2024, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with an aggregate principal amount of up to $100.0 million. On July 28, 2026, the maturity date of the Credit Agreement was extended, by amendment, to January 29, 2027, with all other material terms remaining the same. Further information regarding the Credit Agreement can be found in Note 12. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of June 30, 2026 and December 31, 2025, we were in compliance with the debt covenants under the Credit Agreement. Additionally, as of June 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Credit Agreement.

We evaluate our cash needs on a regular basis. As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents, and short-term investments of $534.8 million and $585.8 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, money market funds, or Treasury securities. Although we maintain banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally tied to the successful completion of transactions and the timing of receivable collections. As of June 30, 2026 and December 31, 2025, total accounts receivable, net of allowance for credit losses, was $394.5 million and $404.3 million, respectively. As of June 30, 2026 and December 31, 2025, the allowance for credit losses was $1.4 million and $1.6 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $92.0 million and $96.1 million as of June 30, 2026 and December 31, 2025, respectively, that are generally paid in installments over a period of three to four years.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses including cash compensation to our employees, exchanging of Partnership Units for cash, repurchasing shares of the Company’s Class A common stock, paying income taxes, dividend payments, partnership tax distributions, capital expenditures, making payments pursuant to the tax receivable agreement, strategic investments and other commitments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future, which depends on our future financial results, which are subject to general economic, financial, competitive, legislative, and regulatory factors.

Additionally, our ability to generate positive cash flow from operations will be impacted by global economic conditions. If our cash flows from operations are significantly reduced, we may need to borrow from our revolving credit facility, incur debt, or issue additional equity. Although we believe that our revolving credit facility, and our ability to renew it, will permit us to finance our operations on acceptable terms and conditions for the foreseeable future, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: business performance; our credit ratings or absence of a credit rating; the liquidity of the overall capital markets; the current state of the economy; and stability of our lending institutions. We cannot provide any assurance that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations and availability under our revolving credit facility, together with our access to funds on hand, will provide adequate resources to fund our liquidity and capital needs.

Regulatory Capital

We are subject to regulatory requirements in the U.S. and certain international jurisdictions to ensure general financial soundness and liquidity. This requires, among other things, that we comply with certain minimum capital requirements, recordkeeping protocols, reporting procedures, experience and training requirements for employees, and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 13. “Regulated Entities” in the “Notes to Condensed Consolidated Financial Statements” in

“—Item 1. Financial Statements” of this filing for further information. The licenses under which we operate are meant to be appropriate to conduct our business. We actively monitor our regulatory capital base and we believe that we provide each of these entities with sufficient capital and liquidity, consistent with their business and regulatory requirements.

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

For the six months ended June 30, 2026 and 2025, certain holders of Partnership Units exchanged 1.0 million and 0.5 million Partnership Units, respectively, for cash in the amounts of $158.6 million and $81.3 million, respectively.

Share Repurchase Program

On April 28, 2026, the Company announced that the Board of Directors has authorized an $800.0 million Class A common stock repurchase program, which replaced the then-existing $500.0 million repurchase program announced on February 6, 2024. As of June 30, 2026, our remaining repurchase authorization was $759.6 million. Under the repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

During the six months ended June 30, 2026, the Company repurchased 0.8 million shares of the Company’s Class A common stock at a volume-weighted average price per share of $150.29, or $114.5 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

Contractual Obligations

For a discussion of our contractual obligations, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have not been any material changes to our contractual obligations since December 31, 2025.

Commitments and Contingencies

Litigation

With respect to our litigation matters, including any litigation discussed under the caption “Legal Proceedings” elsewhere in this report, we are not currently able to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support such an assessment, including, but not limited to, quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts, or the status of any settlement negotiations. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

Indemnifications

We have entered and may continue to enter into contracts that contain a variety of indemnification obligations. Our maximum exposure under these arrangements is not known; however, we currently expect any associated risk of loss to be insignificant. In connection with these matters, we have incurred and may continue to incur legal expenses, which are expensed as incurred.

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of June 30, 2026 and December 31, 2025, the Company had contractual obligations of $36.0 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Other

See Notes 7, 9, 10 and 12 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements, and commitments, respectively.

Critical Accounting Estimates

There were no material changes of critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. A discussion of critical accounting estimates is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and its affiliates may be subject to legal proceedings and claims in the ordinary course of business. In addition, government agencies and regulatory organizations in countries in which we conduct business undertake periodic examinations and may initiate administrative proceedings regarding the Company’s and its affiliates’ businesses, including, among other matters, accounting, compliance, and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a broker-dealer, or its directors, officers, or employees. It is our policy to cooperate fully with such governmental requests, examinations, and administrative proceedings. We believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company.

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

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Second Quarter of 2026

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
April 1 to April 30	104,703	$152.24	104,703	$796.9 million
May 1 to May 31	148,932	154.55	148,932	773.9 million
June 1 to June 30	92,669	154.05	92,669	759.6 million
Total	346,304	$153.72	346,304	$759.6 million

(a)
On April 28, 2026, the Company announced that the Board of Directors has authorized an $800.0 million Class A common stock repurchase program, which replaced the then-existing $500.0 million repurchase program announced on February 6, 2024. As of June 30, 2026, our remaining repurchase authorization was $759.6 million. Under the repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

There were no unregistered sales/issuances of equity securities during the second quarter of 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

10.1	First Amendment, by and among PJT Partners Holdings LP and Bank of America, N.A., as the administrative agent and L/C issuer, the lenders party thereto, dated as of July 28, 2026.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: July 30, 2026

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Helen T. Meates
	Name:	Helen T. Meates
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)