Form 10-Q
period 2026-09-30
PJT Partners Inc.
filed 2026-11-05
CIK 1626115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-36869

PJT Partners Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4797143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 2, 2026, there were 25,231,586 shares of Class A common stock, par value $0.01 per share, and 128 shares of Class B common stock, par value $0.01 per share, outstanding.

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

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the words “PJT Partners Inc.” refers to PJT Partners Inc., and “PJT Partners,” the “Company,” “we,” “us,” and “our” refer to PJT Partners Inc., together with its consolidated subsidiaries, including PJT Partners Holdings LP and its operating subsidiaries.

Forward-Looking Statements

Certain material presented herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include certain information concerning future results of operations, business strategies, acquisitions, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “opportunity,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could,” or the negative of these terms or similar expressions.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PJT Partners Inc.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	September 30, 2026	December 31, 2025
Assets
Cash and Cash Equivalents	$257,368	$538,858
Investments (at fair value)	509,106	46,940
Accounts Receivable (net of allowance for credit losses of $868 and $1,591 at September 30, 2026 and December 31, 2025, respectively)	325,904	404,322
Intangible Assets, Net	3,643	7,452
Goodwill	191,614	191,614
Furniture, Equipment and Leasehold Improvements, Net	79,495	61,042
Operating Lease Right-of-Use Assets	345,398	338,951
Other Assets	122,371	159,114
Deferred Tax Asset, Net	102,775	94,957
Total Assets	$1,937,674	$1,843,250
Liabilities and Equity
Accrued Compensation and Benefits	$353,385	$342,352
Accounts Payable, Accrued Expenses and Other Liabilities	35,261	34,049
Operating Lease Liabilities	429,321	413,918
Amount Due Pursuant to Tax Receivable Agreement	36,440	30,288
Taxes Payable	16,170	5,227
Deferred Revenue	14,156	8,373
Total Liabilities	884,733	834,207
Commitments and Contingencies
Equity
Class A Common Stock, par value $0.01 per share (3,000,000,000 shares authorized; 38,000,112 and 35,957,678 issued at September 30, 2026 and December 31, 2025, respectively; 25,461,586 and 24,313,885 outstanding at September 30, 2026 and December 31, 2025, respectively)	380	360
Class B Common Stock, par value $0.01 per share (1,000,000 shares authorized; 128 issued and outstanding at September 30, 2026; 125 issued and outstanding at December 31, 2025)	—	—
Additional Paid-In Capital	918,934	845,060
Retained Earnings	503,002	384,187
Accumulated Other Comprehensive Income (Loss)	1,144	2,825
Treasury Stock at Cost (12,538,526 and 11,643,793 shares at September 30, 2026 and December 31, 2025, respectively)	(1,058,923)	(924,185)
Total PJT Partners Inc. Equity	364,537	308,247
Non-Controlling Interests	688,404	700,796
Total Equity	1,052,941	1,009,043
Total Liabilities and Equity	$1,937,674	$1,843,250

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$385,120	$447,093	$1,289,614	$1,178,508
Expenses
Compensation and Benefits	258,382	303,329	864,243	801,305
Occupancy and Related	16,027	15,424	47,506	44,197
Travel and Related	11,433	10,379	37,907	32,987
Professional Fees	10,344	9,775	29,746	26,211
Communications and Information Services	11,147	8,502	32,062	27,378
Depreciation and Amortization	4,195	3,406	12,483	9,900
Other Expenses	4,801	5,325	14,398	16,520
Total Expenses	316,329	356,140	1,038,345	958,498
Income Before Provision (Benefit) for Taxes	68,791	90,953	251,269	220,010
Provision (Benefit) for Taxes	12,770	15,996	24,710	9,452
Net Income	56,021	74,957	226,559	210,558
Net Income Attributable to Non-Controlling Interests	24,192	35,118	88,396	83,803
Net Income Attributable to PJT Partners Inc.	$31,829	$39,839	$138,163	$126,755
Net Income Per Share of Class A Common Stock
Basic	$1.19	$1.55	$5.20	$4.93
Diluted	$1.15	$1.47	$5.02	$4.70
Weighted-Average Shares of Class A Common Stock Outstanding
Basic	26,698,708	25,749,143	26,589,647	25,704,472
Diluted	42,698,217	28,633,155	28,655,275	43,896,543

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$56,021	$74,957	$226,559	$210,558
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(339)	(1,352)	(2,937)	8,333
Comprehensive Income	55,682	73,605	223,622	218,891
Less:
Comprehensive Income Attributable to Non- Controlling Interests	24,048	34,497	87,140	87,674
Comprehensive Income Attributable to PJT Partners Inc.	$31,634	$39,108	$136,482	$131,217

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at June 30, 2026	37,991,773	129	(12,405,645)	$380	$—	$871,478	$477,572	$1,339	$(1,038,710)	$671,111	$983,170
Net Income	—	—	—	—	—	—	31,829	—	—	24,192	56,021
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	(195)	—	(144)	(339)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,399)	—	—	—	(6,399)
Tax Distributions	—	—	—	—	—	—	—	—	—	(523)	(523)
Equity-Based Compensation	—	—	—	—	—	47,615	—	—	—	4,406	52,021
Net Share Settlement	—	—	—	—	—	(73)	—	—	—	—	(73)
Deliveries of Vested Shares of Class A Common Stock	8,339	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	(1)	—	—	—	(86)	—	—	—	(10,638)	(10,724)
Treasury Stock Purchases	—	—	(132,881)	—	—	—	—	—	(20,213)	—	(20,213)
Balance at September 30, 2026	38,000,112	128	(12,538,526)	$380	$—	$918,934	$503,002	$1,144	$(1,058,923)	$688,404	$1,052,941

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2025	35,957,678	125	(11,643,793)	$360	$—	$845,060	$384,187	$2,825	$(924,185)	$700,796	$1,009,043
Net Income	—	—	—	—	—	—	138,163	—	—	88,396	226,559
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	(1,681)	—	(1,256)	(2,937)
Dividends Declared ($0.75 Per Share of Class A Common Stock)	—	—	—	—	—	—	(19,348)	—	—	—	(19,348)
Tax Distributions	—	—	—	—	—	—	—	—	—	(523)	(523)
Equity-Based Compensation	—	—	—	—	—	175,323	—	—	—	17,295	192,618
Net Share Settlement	—	—	—	—	—	(47,356)	—	—	—	—	(47,356)
Deliveries of Vested Shares of Class A Common Stock	2,042,434	—	—	20	—	(20)	—	—	—	—	—
Change in Ownership Interest	—	3	—	—	—	(54,073)	—	—	—	(116,304)	(170,377)
Treasury Stock Purchases	—	—	(894,733)	—	—	—	—	—	(134,738)	—	(134,738)
Balance at September 30, 2026	38,000,112	128	(12,538,526)	$380	$—	$918,934	$503,002	$1,144	$(1,058,923)	$688,404	$1,052,941

(continued)

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Dollars in Thousands, Except Share Data)

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income	Stock	Interests	Total
Balance at June 30, 2025	35,917,664	128	(11,614,909)	$359	$—	$779,851	$303,159	$3,532	$(919,462)	$681,163	$848,602
Net Income	—	—	—	—	—	—	39,839	—	—	35,118	74,957
Other Comprehensive Income	—	—	—	—	—	—	—	(731)	—	(621)	(1,352)
Dividends Declared ($0.25 Per Share of Class A Common Stock)	—	—	—	—	—	—	(6,085)	—	—	—	(6,085)
Equity-Based Compensation	—	—	—	—	—	42,714	—	—	—	4,857	47,571
Net Share Settlement	—	—	—	—	—	(95)	—	—	—	—	(95)
Deliveries of Vested Shares of Class A Common Stock	4,416	—	—	—	—	—	—	—	—	—	—
Change in Ownership Interest	—	2	—	—	—	(14,493)	—	—	—	(18,667)	(33,160)
Balance at September 30, 2025	35,922,080	130	(11,614,909)	$359	$—	$807,977	$336,913	$2,801	$(919,462)	$701,850	$930,438

	Shares							Accumulated
	Class A	Class B		Class A	Class B	Additional		Other		Non-
	Common	Common	Treasury	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance at December 31, 2024	34,032,059	125	(10,343,875)	$340	$—	$688,702	$228,594	$(1,661)	$(728,962)	$714,630	$901,643
Net Income	—	—	—	—	—	—	126,755	—	—	83,803	210,558
Other Comprehensive Income	—	—	—	—	—	—	—	4,462	—	3,871	8,333
Dividends Declared ($0.75 Per Share of Class A Common Stock)	—	—	—	—	—	—	(18,436)	—	—	—	(18,436)
Tax Distributions	—	—	—	—	—	—	—	—	—	(597)	(597)
Equity-Based Compensation	—	—	—	—	—	167,230	—	—	—	18,591	185,821
Net Share Settlement	—	—	—	—	—	(54,285)	—	—	—	—	(54,285)
Deliveries of Vested Shares of Class A Common Stock	1,890,021	—	—	19	—	(19)	—	—	—	—	—
Change in Ownership Interest	—	5	—	—	—	6,349	—	—	—	(118,448)	(112,099)
Treasury Stock Purchases	—	—	(1,271,034)	—	—	—	—	—	(190,500)	—	(190,500)
Balance at September 30, 2025	35,922,080	130	(11,614,909)	$359	$—	$807,977	$336,913	$2,801	$(919,462)	$701,850	$930,438

See notes to condensed consolidated financial statements.

PJT Partners Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net Income	$226,559	$210,558
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity-Based Compensation Expense	192,618	185,821
Depreciation and Amortization Expense	12,483	9,900
Amortization of Operating Lease Right-of-Use Assets	14,444	13,317
Provision (Benefit) for Credit Losses	(187)	1,923
Other	(6,656)	(6,474)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	76,501	(45,140)
Other Assets	38,776	15,948
Accrued Compensation and Benefits	12,731	(7,485)
Accounts Payable, Accrued Expenses and Other Liabilities	(7,277)	(2,770)
Taxes Payable	10,997	(775)
Deferred Revenue	5,944	(4,232)
Net Cash Provided by (Used in) Operating Activities	576,933	370,591
Investing Activities
Purchases of Investments	(564,762)	(162,765)
Proceeds from Sales and Maturities of Investments	108,095	105,932
Purchases of Furniture, Equipment and Leasehold Improvements	(27,510)	(28,707)
Net Cash Provided by (Used in) Investing Activities	(484,177)	(85,540)
Financing Activities
Dividends	(19,348)	(18,436)
Tax Distributions	(523)	(597)
Employee Taxes Paid for Shares Withheld	(47,356)	(54,285)
Cash-Settled Exchanges of Partnership Units	(169,446)	(114,388)
Treasury Stock Purchases	(134,738)	(190,500)
Payments Pursuant to Tax Receivable Agreement	—	(409)
Net Cash Provided by (Used in) Financing Activities	(371,411)	(378,615)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,835)	10,139
Net Increase (Decrease) in Cash and Cash Equivalents	(281,490)	(83,425)
Cash and Cash Equivalents, Beginning of Period	538,858	483,877
Cash and Cash Equivalents, End of Period	$257,368	$400,452
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes, Net of Refunds Received	$7,725	$12,382

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

PJT Partners Inc. is the sole general partner of PJT Partners Holdings LP. PJT Partners Inc. owns less than 100% of the economic interest in PJT Partners Holdings LP, but has 100% of the voting power and controls the management of PJT Partners Holdings LP. As of September 30, 2026, the non-controlling interest of PJT Partners Holdings LP was 35.4%. As the sole general partner of PJT Partners Holdings LP, PJT Partners Inc. operates and controls all of the business and affairs and consolidates the financial results of PJT Partners Holdings LP and its operating subsidiaries. The Company operates through the following subsidiaries: PJT Partners LP, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners (Germany) GmbH, PJT Partners (France) SAS, PJT Partners Japan K.K., deNovo Corporate Advisors MENA LLC, PJT deNovo Partners Ltd (“deNovo DIFC”), deNovo Partners Finance, PJT Partners (Sweden) AB, and PJT Partners (Italy) S.r.l.

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

Cash, Cash Equivalents and Investments

Cash and Cash Equivalents include (i) highly liquid money market funds, (ii) short-term interest bearing and non-interest bearing accounts, and (iii) short-term investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. Also included in Cash and Cash Equivalents are amounts held in bank accounts that are subject to advance notification to withdraw, which totaled $14.2 million and $11.5 million as of September 30, 2026 and December 31, 2025, respectively.

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

3.
REVENUES AND ACCOUNTS RECEIVABLE

Beginning in the first quarter of 2026, the Company no longer separately presents advisory fees and placement fees within Revenues on the Condensed Consolidated Statements of Operations and Notes to the Condensed Consolidated Financial Statements. The nature of the Company’s advisory services is substantially similar across engagements, and these services are delivered through a highly integrated platform with engagements routinely incorporating cross-disciplinary expertise. This presentation more accurately represents the nature of the Company’s business and has no impact on total Revenues, net income, or the Condensed Consolidated Statements of Financial Condition.

Performance Obligations

The Company generally expects performance obligations from contracts with customers to have an original expected duration of one year or less; therefore, the Company has elected to apply the practical expedient in ASC 606-10-50-14. The transaction price allocated to performance obligations yet to be satisfied with an original expected duration exceeding one year was not material as of September 30, 2026.

The majority of revenues recognized by the Company for the three and nine months ended September 30, 2026 and 2025 were related to performance obligations that were satisfied or partially satisfied in prior periods, primarily due to constraints on variable consideration from prior periods being resolved.

Contract Balances

There were no significant impairments related to contract balances during the three and nine months ended September 30, 2026 and 2025.

For the nine months ended September 30, 2026 and 2025, $7.7 million and $8.1 million, respectively, of revenue was recognized that was included in the beginning balance of Deferred Revenue, primarily related to the Company’s performance obligation of standing ready to perform. In certain contracts, the Company receives customer expense advances, which are also considered to be contract liabilities. As of September 30, 2026 and December 31, 2025, the Company recorded $0.9 million and $2.3 million, respectively, in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition primarily related to expense advances.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accounts Receivable and Allowance for Credit Losses

Changes in the allowance for credit losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning Balance	$1,393	$5,192	$1,591	$2,525
Provision (Benefit) for Credit Losses	(400)	(756)	(187)	1,923
Write-offs	(125)	—	(536)	(112)
Recoveries	—	—	—	100
Ending Balance	$868	$4,436	$868	$4,436

Included in Accounts Receivable, Net is accrued interest of $2.5 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively, related to long-term receivables.

Included in Accounts Receivable, Net are long-term receivables of $94.7 million and $96.1 million as of September 30, 2026 and December 31, 2025, respectively, that are generally paid in installments over a period of three to four years.

The Company does not have any long-term receivables on non-accrual status. Of receivables that originated as long-term, there were $1.3 million and $4.5 million as of September 30, 2026 and December 31, 2025, respectively, that were outstanding more than 90 days. The Company’s allowance for credit losses with respect to long-term receivables was $0.2 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively.

4.
INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2026	December 31, 2025
Finite-Lived Intangible Assets
Customer Relationships	$66,376	$66,376
Trade Name	9,900	9,900
Total Intangible Assets	76,276	76,276
Accumulated Amortization
Customer Relationships	(62,733)	(58,924)
Trade Name	(9,900)	(9,900)
Total Accumulated Amortization	(72,633)	(68,824)
Intangible Assets, Net	$3,643	$7,452

Amortization expense was $1.3 million and $3.8 million for the three and nine months ended September 30, 2026, respectively, and $1.4 million and $4.3 million for the three and nine months ended September 30, 2025, respectively.

Amortization of Intangible Assets held at September 30, 2026 is expected to be $0.2 million for the remainder of the year ending December 31, 2026, $0.7 million for each of the years ending December 31, 2027, 2028, 2029, and 2030, and $0.5 million thereafter. The intangible assets as of September 30, 2026 are expected to amortize over a weighted-average period of 5.0 years.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, Equipment and Leasehold Improvements, Net consists of the following:

	September 30, 2026	December 31, 2025
Leasehold Improvements	$110,393	$90,604
Furniture and Fixtures	28,349	24,827
Office Equipment	13,148	9,609
Fractional Aircraft Ownership Interest	5,989	5,989
Total Furniture, Equipment and Leasehold Improvements	157,879	131,029
Accumulated Depreciation	(78,384)	(69,987)
Furniture, Equipment and Leasehold Improvements, Net	$79,495	$61,042

Depreciation expense was $2.9 million and $8.7 million for the three and nine months ended September 30, 2026, respectively, and $2.0 million and $5.6 million for the three and nine months ended September 30, 2025, respectively.

6.
FAIR VALUE MEASUREMENTS

The following tables summarize the valuation of the Company’s investments by the fair value hierarchy:

	September 30, 2026
	Level I	Level II	Level III	Total
Treasury Securities	$—	$509,106	$—	$509,106
Money Market Funds	—	109,618	—	109,618
Total	$—	$618,724	$—	$618,724

	December 31, 2025
	Level I	Level II	Level III	Total
Treasury Securities	$—	$46,940	$—	$46,940
Money Market Funds	—	311,282	—	311,282
Total	$—	$358,222	$—	$358,222

Investments in Treasury securities were included in Investments at September 30, 2026 and December 31, 2025 in the Condensed Consolidated Statements of Financial Condition. Investments in money market funds were included in Cash and Cash Equivalents at September 30, 2026 and December 31, 2025 in the Condensed Consolidated Statements of Financial Condition.

7.
INCOME TAXES

The following table summarizes the Company’s tax position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income Before Provision (Benefit) for Taxes	$68,791	$90,953	$251,269	$220,010
Provision (Benefit) for Taxes	$12,770	$15,996	$24,710	$9,452
Effective Income Tax Rate	18.6%	17.6%	9.8%	4.3%

The Company’s effective tax rate differed from the U.S. federal statutory tax rate for the three and nine months ended September 30, 2026 primarily due to partnership income not being subject to U.S. corporate income taxes, state and local taxes, and permanent differences related to equity-based compensation.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Company had no unrecognized tax benefits as of September 30, 2026.

8.
NET INCOME PER SHARE OF CLASS A COMMON STOCK

Basic and diluted net income per share of PJT Partners Inc. Class A common stock for the three and nine months ended September 30, 2026 and 2025 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net Income Attributable to Shares of Class A Common Stock — Basic	$31,829	$39,839	$138,163	$126,755
Incremental Net Income from Dilutive Securities	17,249	2,390	5,717	79,506
Net Income Attributable to Shares of Class A Common Stock — Diluted	$49,078	$42,229	$143,880	$206,261
Denominator:
Weighted-Average Shares of Class A Common Stock Outstanding — Basic	26,698,708	25,749,143	26,589,647	25,704,472
Weighted-Average Number of Incremental Shares from Unvested RSUs	2,009,349	2,884,012	2,065,628	2,846,714
Weighted-Average Number of Incremental Shares from Partnership Units	13,990,160	—	—	15,345,357
Weighted-Average Shares of Class A Common Stock Outstanding — Diluted	42,698,217	28,633,155	28,655,275	43,896,543
Net Income Per Share of Class A Common Stock
Basic	$1.19	$1.55	$5.20	$4.93
Diluted	$1.15	$1.47	$5.02	$4.70

Holders of common units of partnership interest in PJT Partners Holdings LP (“Partnership Units”) (other than PJT Partners Inc.) have the right, subject to the terms and conditions set forth in the Third Amended and Restated Limited Partnership Agreement of PJT Partners Holdings LP (the “Partnership Agreement”), on a quarterly basis (subject to the terms of the exchange agreement, as amended), to exchange all or part of their Partnership Units for PJT Partners Inc. Class A common stock on a one-for-one basis, subject to applicable vesting and transfer restrictions. If all Partnership Units were exchanged for PJT Partners Inc. Class A common stock, weighted-average PJT Partners Inc. Class A common stock outstanding would be 40,688,868 and 40,794,055 for the three and nine months ended September 30, 2026, respectively, excluding unvested restricted stock units (“RSUs”). In computing the dilutive effect, if any, which the aforementioned exchange would have on net income per share, net income attributable to holders of PJT Partners Inc. Class A common stock would be adjusted due to the elimination of the non-controlling interests associated with the Partnership Units (including any tax impact). For the three months ended September 30, 2026, there were no anti-dilutive securities. For the nine months ended September 30, 2026, there were 14,204,408 weighted-average Partnership Units that were anti-dilutive. For the three months ended September 30, 2025, there were 15,155,497 weighted-average Partnership Units that were anti-dilutive. For the nine months ended September 30, 2025, there were no anti-dilutive securities.

Share Repurchase Program

On April 28, 2026, the Company announced that the Board of Directors (the “Board”) has authorized an $800.0 million Class A common stock repurchase program, which replaced the then-existing $500.0 million repurchase program announced on February 6, 2024. As of September 30, 2026, the Company’s remaining repurchase authorization was $739.4 million. Under the repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

During the nine months ended September 30, 2026, the Company repurchased 0.9 million shares of the Company’s Class A common stock at a volume-weighted average price per share of $150.56, or $134.7 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

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

The following table represents equity-based compensation expense and related income tax benefit for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity-Based Compensation Expense	$52,021	$47,571	$192,618	$185,821
Income Tax Benefit	$7,559	$6,948	$25,997	$26,760

Restricted Stock Units

The following table summarizes activity related to unvested RSUs, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the nine months ended September 30, 2026:

	Restricted Stock Units
		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Units	(in dollars)
Balance, December 31, 2025	6,283,555	$105.37
Granted	1,480,721	162.01
Dividends Reinvested on RSUs	(24,150)	24.98
Forfeited	(71,851)	146.68
Vested	(2,302,555)	81.76
Balance, September 30, 2026	5,365,720	$130.93

As of September 30, 2026, there was $334.0 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.1 years. The weighted-average grant date fair value with respect to RSUs granted for the nine months ended September 30, 2025 was $174.65.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Units

The following table summarizes activity related to unvested Partnership Units, including those that have fully achieved market conditions in prior periods and remain subject to service conditions, for the nine months ended September 30, 2026:

	Partnership Units
		Weighted-
		Average
	Number of	Grant Date
	Partnership	Fair Value
	Units	(in dollars)
Balance, December 31, 2025	1,032,935	$68.85
Granted	56,618	150.84
Vested	(356,141)	53.73
Balance, September 30, 2026	733,412	$82.53

As of September 30, 2026, there was $19.1 million of estimated unrecognized compensation expense related to unvested Partnership Units. This cost is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average grant date fair value with respect to Partnership Units granted for the nine months ended September 30, 2025 was $162.65.

Units Expected to Vest

As of September 30, 2026, the following unvested units, after expected forfeitures, are expected to vest:

		Weighted- Average
		Service Period
	Units	in Years
Restricted Stock Units	5,111,206	1.4
Partnership Units	731,930	0.8
Total Equity-Based Awards	5,843,136	1.3

Deferred Cash Compensation

The Company has periodically issued deferred cash compensation in connection with annual incentive compensation as well as other hiring or retention related awards. These awards typically vest over a period of one to four years. Compensation expense related to deferred cash awards was $4.2 million and $12.9 million for the three and nine months ended September 30, 2026, respectively, and $11.5 million and $34.0 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there was $9.9 million of unrecognized compensation expense related to these awards. The weighted-average period over which this compensation cost is expected to be recognized is 0.9 years.

10.
LEASES

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Lease Cost	$12,263	$11,582	$35,959	$33,744
Variable Lease Cost	1,636	1,769	5,238	4,615
Sublease Income	(45)	(315)	(758)	(757)
Total Lease Cost	$13,854	$13,036	$40,439	$37,602

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Supplemental information related to the Company’s operating leases was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash Paid for Amounts Included in Measurement of Lease Liabilities
Operating Cash Flows from Operating Leases, Net	$14,855	$52
Right-of-Use Assets Obtained in Exchange for Operating Lease Liabilities	$21,825	$36,687

	September 30, 2026	December 31, 2025
Weighted-Average Remaining Lease Term (in years)	13.2	13.7
Weighted-Average Discount Rate	6.9%	6.9%

The following is a maturity analysis of the annual undiscounted cash flows of the Company’s operating lease liabilities as of September 30, 2026:

Year Ending December 31,
2026 (October 1 through December 31)	$7,688
2027	43,729
2028	52,636
2029	52,364
2030	48,470
Thereafter	466,103
Total Lease Payments	670,990
Less: Tenant Improvement Allowances	9,585
Less: Imputed Interest	232,084
Total	$429,321

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

For the nine months ended September 30, 2026 and 2025, certain holders of Partnership Units exchanged 1.1 million and 0.7 million Partnership Units, respectively, for cash in the amounts of $169.4 million and $114.4 million, respectively. Such amounts are recorded as a reduction of Non-Controlling Interests in the Condensed Consolidated Statements of Financial Condition.

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

With respect to the third quarter 2026 exchange, certain holders of Partnership Units presented the Company with 75 thousand Partnership Units for exchange. The Board elected to exchange these Partnership Units for cash at an amount equal to the volume-weighted average price per share of the Company’s Class A common stock on November 5, 2026 (the Exchange Date).

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

Tax Receivable Agreement

The Company has entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2026 and December 31, 2025, the Company had contractual obligations of $36.4 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

12.
COMMITMENTS AND CONTINGENCIES

Commitments

Line of Credit

On July 29, 2024, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., also acting as the administrative agent (the “Administrative Agent”) and letters of credit issuer, and certain other financial institutions party thereto, collectively, as lenders. The Credit Agreement provided for a revolving credit facility with an aggregate principal amount of up to $100.0 million. The revolving credit facility was scheduled to mature and the commitments thereunder were scheduled to terminate on July 29, 2026, subject to extension by agreement of the Borrower and Administrative Agent. On July 28, 2026, the maturity date of the Credit Agreement was extended, by amendment, to January 29, 2027, with all other material terms remaining the same. On November 2, 2026, the Borrower entered into an Amended and Restated Credit Agreement (the “Amendment and Restatement”) and related documents with the Administrative Agent, and certain other financial institutions party thereto, collectively, as lenders. The Amendment and Restatement amends and restates in its entirety the terms of the Credit Agreement and provides for a revolving credit facility with an aggregate principal amount of up to $100.0 million and extends the maturity date.

Outstanding borrowings under the revolving credit facility bear interest of Secured Overnight Financing Rate plus 1.75% per annum. In connection with the closing of the Amendment and Restatement, the Borrower paid certain closing costs and fees. In addition, the Borrower will also pay a commitment fee on the unused portion of the revolving credit facility of 0.20% per annum, payable quarterly in arrears. The revolving credit facility will mature and the commitments thereunder will terminate on November 2, 2029, subject to extension by agreement of the Borrower and Administrative Agent.

The Amendment and Restatement contains usual and customary affirmative and negative covenants that among other things, limit or restrict the ability of the Borrower (subject to certain qualifications and exceptions) to

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

make certain payments and enter into certain transactions. The Borrower is required to comply with the following financial covenants (in each case, as defined in the Amendment and Restatement):

•
Minimum Consolidated Tangible Net Worth of $300 million; and
•
Maximum Consolidated Leverage Ratio of 1.50 to 1.00.

A breach of such covenants or any other event of default would entitle the Administrative Agent to accelerate the Borrower’s debt obligations under the Amendment and Restatement.

As of September 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Credit Agreement.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the debt covenants under the Credit Agreement.

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

Transactions and Agreements with Former Parent

Employee Matters Agreement

Pursuant to the Employee Matters Agreement, the Company has agreed to pay former Parent the net realized cash benefit resulting from certain compensation-related tax deductions. Amounts are payable annually (for periods in which a cash benefit is realized) within nine months of the end of the relevant tax period. The Company accrued $0.4 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively, which the Company anticipates will be payable to former Parent after the Company files its respective tax returns. The tax deduction and

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

corresponding payable related to such deliveries will fluctuate primarily based on the price of former Parent’s common stock at the time of delivery.

13.
REGULATED ENTITIES

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Hong Kong, Spain, Japan, United Arab Emirates, and the Kingdom of Saudi Arabia, which specify, among other requirements, capital adequacy requirements.

PJT Partners LP is a registered broker-dealer through which advisory and placement services are conducted in the U.S. and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2026 and December 31, 2025, PJT Partners LP had net capital of $500.4 million and $372.4 million, respectively, which exceeded the minimum net capital requirement by $498.6 million and $371.1 million, respectively. PJT Partners LP does not carry customer accounts and does not otherwise hold funds or securities for, or owe money or securities to, customers and, accordingly, has no obligations under the SEC Customer Protection Rule (Rule 15c3-3).

As of September 30, 2026 and December 31, 2025, PJT Partners (UK) Limited, PJT Partners (HK) Limited, PJT Partners Park Hill (Spain) A.V., S.A.U., PJT Partners Japan K.K., deNovo DIFC, and deNovo Partners Finance were in compliance with local capital adequacy requirements.

14.
SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s activities of providing advisory services constitute a single reportable segment. An operating segment is a component of an entity that conducts business and incurs revenues and expenses for which discrete financial information is available that is reviewed by the chief operating decision maker (“CODM”) in assessing performance and making resource allocation decisions. The Company’s CODM is the Chief Executive Officer. The Company has a single operating segment and therefore a single reportable segment.

The Company is organized as one operating segment in order to maximize the value of advice to clients by drawing upon the diversified expertise and broad relationships of senior professionals across the Company. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and allocates resources on a consolidated basis based on consolidated Net Income that is presented on the Condensed Consolidated Statements of Operations as well as other broad considerations, including the market opportunity, available expertise across the Company, and the strength and efficacy of professionals’ collaboration. The measure of segment assets is presented on the Condensed Consolidated Statements of Financial Condition as total consolidated assets. The CODM reviews segment assets at the same level or category as presented on the Condensed Consolidated Statements of Financial Condition. The CODM uses consolidated Net Income to assist in assessing performance, establishing compensation, and setting capital priorities including such actions as reinvesting profits into the business, offsetting dilution, or paying dividends. The CODM is regularly provided with the consolidated expenses as presented on the Condensed Consolidated Statements of Operations.

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

PJT Partners Inc.

Notes to Condensed Consolidated Financial Statements – Continued (Unaudited)

(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from Contracts with Customers
United States	$294,025	$380,039	$1,030,001	$987,163
United Kingdom	69,914	56,500	194,422	146,103
Other International	16,822	5,723	49,974	32,017
Total Revenues from Contracts with Customers	380,761	442,262	1,274,397	1,165,283
Other[1]	4,359	4,831	15,217	13,225
Total Revenues	$385,120	$447,093	$1,289,614	$1,178,508

	September 30, 2026	December 31, 2025
Assets
United States	$1,584,024	$1,520,017
United Kingdom	237,664	220,295
Other International	115,986	102,938
Total	$1,937,674	$1,843,250

1 Includes revenues not otherwise derived from contracts with customers.

15.
SUBSEQUENT EVENTS

The Board has declared a quarterly dividend of $0.25 per share of the Company’s Class A common stock, which will be paid on December 16, 2026 to the Company’s Class A common stockholders of record as of December 2, 2026.

The Company has evaluated the impact of subsequent events through the date these financial statements were issued and determined there were no subsequent events requiring adjustment or further disclosure to the financial statements besides those described in Note 11. “Transactions with Related Parties—Exchange Agreement” and Note 12. “Commitments and Contingencies—Commitments, Line of Credit”.

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

Mergers and acquisitions (“M&A”) is a cyclical business that is impacted by macroeconomic conditions. In the first nine months of 2026, worldwide announced M&A volumes increased meaningfully compared with the first nine months of 2025, though the improvement was more modest when looking at annualized volumes relative to full-year 2025 activity levels. Several factors influence the intermediate-term outlook, including monetary policy, global trade policy, elevated economic and geopolitical tension, technological and artificial intelligence disruption, and global growth trends, and how these factors will shape the strength of strategic activity remains unclear. As we look ahead, the broader capital markets and M&A environment continues to be favorable for deal making; market sentiment, however, can change quickly.

Global restructuring and special situations activity remained elevated both during the third quarter and for the first nine months of 2026 due to liability management, balance sheet restructuring, and bankruptcy activity. Continued macroeconomic issues, challenged business models, technological disruption, and stress in private credit markets are driving activity with corporates, financial sponsors and creditors. Global distressed opportunities remain dispersed across a breadth of geographies and industries.

Primary fundraising activity remains challenging given the overall slowdown in realizations and the supply of alternative investment opportunities in the market seeking capital. Additionally, limited partners remain discerning in their deployment of capital for both existing and new fund manager relationships. Investors continue to focus on existing relationships and, as a result, the bar for fund managers to attract new investors remains high. As it relates to private capital solutions, the demand for alternative liquidity vehicles from both general partners and limited partners continues to be a driver for increased activity, and, barring no major changes in the macroeconomic outlook, we expect the market volumes to remain favorable in the intermediate term.

Key Financial Measures

Revenues

Beginning in the first quarter of 2026, we no longer separately present advisory fees and placement fees within Revenues on the Condensed Consolidated Statements of Operations and Notes to the Condensed Consolidated Financial Statements. The nature of our advisory services is substantially similar across engagements, and these services are delivered through a highly integrated platform with engagements routinely incorporating cross-disciplinary expertise. This presentation more accurately represents the nature of our business and has no impact on total Revenues, net income, or the Condensed Consolidated Statements of Financial Condition.

Substantially all of our revenues are derived from contracts with clients to provide advisory services. This revenue is primarily a function of the number of active engagements we have, the size and the complexity of each of those engagements, and the fees we charge for our services. Our highly integrated advisory services encompass a range of strategic advisory, shareholder advisory, capital markets advisory, restructuring, liability management, primary fundraising, and private capital solutions to corporations, financial sponsors, institutional investors, and governments around the world. Our senior professionals bring diversified expertise and deep relationships to each client situation, and given our holistic approach to client service and the complexity of the transactions on which we may earn revenues, we dedicate the necessary resources to each engagement regardless of the type of advice. For example, a restructuring engagement may require a sale of all or a portion of the client’s business or a capital raise, calling for cross-disciplinary expertise from our M&A and capital markets professionals. Accordingly, given our highly integrated advisory services, we do not present our revenues by type of advice we provide as it would not be a meaningful or reliable basis for presentation.

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

A transaction can fail to be completed for many reasons, including global and/or regional economic conditions or failure of parties to agree upon final terms, secure necessary board or shareholder approvals, secure necessary financing, or achieve necessary regulatory approvals. In the case of certain bankruptcy engagements, fees are subject to approval of the court.

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

Expenses

Compensation and Benefits – Compensation and Benefits expense includes salaries, restricted and unrestricted cash awards, benefits, employer taxes, and equity-based compensation associated with the grants of equity-based awards. Changes in this expense are driven by fluctuations in the number of employees, the composition of our workforce, business performance, compensation adjustments in relation to market movements, changes in rates for employer taxes, and other cost increases affecting benefit plans. The expense associated with our restricted and unrestricted cash awards and equity plans can also have a significant impact and may vary from year to year. Certain awards are expensed over the requisite service period for partners and employees who are or will become retirement eligible prior to the stated vesting date. Over time, a greater number of partners and employees may become retirement eligible and the related requisite service period over which the expense is recognized will be shorter than the stated vesting period.

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

Increasing the number of high-caliber, experienced senior level employees is critical to our growth efforts, and our continued investment in senior talent may also increase compensation and benefits expense. These hires generally do not generate significant revenue in the year they are hired.

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

PJT Partners Inc. is subject to U.S. federal, state, and local corporate income tax on its allocable share of results of operations from the holding partnership (PJT Partners Holdings LP).

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

Condensed Consolidated Results of Operations

The following table sets forth our condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(Dollars in Thousands)
Revenues	$385,120	$447,093	(14)%	$1,289,614	$1,178,508	9%
Expenses
Compensation and Benefits	258,382	303,329	(15)%	864,243	801,305	8%
Occupancy and Related	16,027	15,424	4%	47,506	44,197	7%
Travel and Related	11,433	10,379	10%	37,907	32,987	15%
Professional Fees	10,344	9,775	6%	29,746	26,211	13%
Communications and Information Services	11,147	8,502	31%	32,062	27,378	17%
Depreciation and Amortization	4,195	3,406	23%	12,483	9,900	26%
Other Expenses	4,801	5,325	(10)%	14,398	16,520	(13)%
Total Expenses	316,329	356,140	(11)%	1,038,345	958,498	8%
Income Before Provision (Benefit) for Taxes	68,791	90,953	(24)%	251,269	220,010	14%
Provision (Benefit) for Taxes	12,770	15,996	(20)%	24,710	9,452	161%
Net Income	56,021	74,957	(25)%	226,559	210,558	8%
Net Income Attributable to Non-Controlling Interests	24,192	35,118	(31)%	88,396	83,803	5%
Net Income Attributable to PJT Partners Inc.	$31,829	$39,839	(20)%	$138,163	$126,755	9%

Revenues

The following table provides revenue statistics for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Number of Clients	237	237	382	363
Total Number of Fees of at least $1 Million from Client Transactions	81	68	212	193

Total Revenues were $385.1 million for the three months ended September 30, 2026, a decrease of $62.0 million compared with $447.1 million for the three months ended September 30, 2025. The decrease in Revenues was due to decreases in strategic advisory, restructuring, and private capital solutions revenues, partially offset by an increase in primary fundraising revenues.

Total Revenues were $1,289.6 million for the nine months ended September 30, 2026, an increase of $111.1 million compared with $1,178.5 million for the nine months ended September 30, 2025. The increase in Revenues was due to increases in strategic advisory, restructuring, and private capital solutions revenues.

Expenses

Expenses were $316.3 million for the three months ended September 30, 2026, a decrease of $39.8 million compared with $356.1 million for the three months ended September 30, 2025. The decrease in expenses was due to a decrease in Compensation and Benefits Expense of $44.9 million, partially offset by increases in Communications and Information Services, Travel and Related, Depreciation and Amortization, and Occupancy and Related of $2.6 million, $1.1 million, $0.8 million, and $0.6 million, respectively. The decrease in Compensation and Benefits

Expense was driven by the combination of lower revenues and a lower accrual rate compared with the prior year. The increases in Non-Compensation Expense were driven by: (i) continued investments in technology infrastructure and higher market data expense, which resulted in increased Communications and Information Services expense; (ii) expansion of our global office footprint and the associated build-out, which resulted in increased Occupancy and Related, and Depreciation and Amortization expense, respectively; and (iii) elevated business-related activity and higher travel costs, which resulted in increased Travel and Related expense.

Expenses were $1,038.3 million for the nine months ended September 30, 2026, an increase of $79.8 million compared with $958.5 million for the nine months ended September 30, 2025. The increase in expenses was primarily due to increases in Compensation and Benefits, Travel and Related, Communications and Information Services, Occupancy and Related, and Depreciation and Amortization of $62.9 million, $4.9 million, $4.7 million, $3.3 million, and $2.6 million, respectively. The increase in Compensation and Benefits Expense was driven by higher revenues compared with the prior year, partially offset by a lower accrual rate. The increases in Non-Compensation Expense were driven by: (i) expansion of our global office footprint and the associated build-out, which resulted in increased Occupancy and Related, and Depreciation and Amortization expense, respectively; (ii) elevated business-related activity and higher travel costs, which resulted in increased Travel and Related expense; and (iii) continued investments in technology infrastructure and higher market data expense, which resulted in increased Communications and Information Services expense.

Provision (Benefit) for Taxes

The Company’s Provision for Taxes for the three months ended September 30, 2026 was $12.8 million, which represents an effective tax rate of 18.6% on pretax income of $68.8 million. The Company’s Provision for Taxes for the three months ended September 30, 2025 was $16.0 million, which represents an effective tax rate of 17.6% on pretax income of $91.0 million.

The Company’s Provision for Taxes for the nine months ended September 30, 2026 was $24.7 million, which represents an effective tax rate of 9.8% on pretax income of $251.3 million. The Company’s Provision for Taxes for the nine months ended September 30, 2025 was $9.5 million, which represents an effective tax rate of 4.3% on pretax income of $220.0 million. The increase in the effective tax rate was principally due to a reduced tax benefit related to the delivery of vested shares at a value in excess of their amortized cost.

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

Our assets have been historically comprised of cash and cash equivalents, investments, receivables arising from client engagements, and operating lease right-of-use assets. Our liabilities generally include accrued compensation and benefits, accounts payable and accrued expenses, taxes payable, and operating lease liabilities. We expect to pay a significant amount of cash incentive compensation toward the end of each year and during the beginning of the next calendar year with respect to the prior year’s results. A portion of incentive compensation may be awarded with equity-based compensation and would therefore require less cash. We expect levels of cash to decline at the end of the year and during the first quarter of each year after incentive compensation is paid to our employees, and then we expect cash, cash equivalents, and short-term investments to build throughout the remainder of the year.

On July 29, 2024, PJT Partners Holdings LP, as borrower (the “Borrower”), entered into a syndicated revolving credit agreement (the “Credit Agreement”) and related documents with Bank of America, N.A., as the administrative agent (the “Administrative Agent”), and certain other financial institutions party thereto as lenders. The Credit Agreement provides for a revolving credit facility with an aggregate principal amount of up to $100.0 million. On July 28, 2026, the maturity date of the Credit Agreement was extended, by amendment, to January 29, 2027, with all other material terms remaining the same. On November 2, 2026, the Borrower entered into an Amended and Restated Credit Agreement (the “Amendment and Restatement”) and related documents with the Administrative Agent, and certain other financial institutions party thereto as lenders. The Amendment and Restatement amends and restates in its entirety the terms of the Credit Agreement and provides for a revolving credit facility with an aggregate principal amount of up to $100.0 million and extends the maturity date to November 2, 2029. Further information regarding the Credit Agreement and the Amendment and Restatement can be found in Note 12. “Commitments and Contingencies—Commitments, Line of Credit” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. As of September 30, 2026 and December 31, 2025, we were in compliance with the debt covenants under the Credit Agreement. Additionally, as of September 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Credit Agreement.

We evaluate our cash needs on a regular basis. As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents, and short-term investments of $766.5 million and $585.8 million, respectively. The vast majority of these balances are either held in institutions labeled by the Financial Stability Board as global systemically important banks, money market funds, or Treasury securities. Although we maintain banking relationships with both global and regional banks and actively monitor the financial stability of such institutions, a failure at any institution where we maintain a banking relationship could impact our liquidity.

Our liquidity is highly dependent upon cash receipts from clients, which are generally tied to the successful completion of transactions and the timing of receivable collections. As of September 30, 2026 and December 31, 2025, total accounts receivable, net of allowance for credit losses, was $325.9 million and $404.3 million, respectively. As of September 30, 2026 and December 31, 2025, the allowance for credit losses was $0.9 million and $1.6 million, respectively. Included in Accounts Receivable, Net are long-term receivables of $94.7 million and $96.1 million as of September 30, 2026 and December 31, 2025, respectively, that are generally paid in installments over a period of three to four years.

Sources and Uses of Liquidity

Our primary cash needs are for working capital, paying operating expenses including cash compensation to our employees, exchanging of Partnership Units for cash, repurchasing shares of the Company’s Class A common stock, paying income taxes, dividend payments, partnership tax distributions, capital expenditures, making payments pursuant to the tax receivable agreement, strategic investments, and other commitments. We expect to fund these liquidity requirements through cash flows from operations and borrowings under our revolving credit facility. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future, which depends on our future financial results, which are subject to general economic, financial, competitive, legislative, and regulatory factors.

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

For the nine months ended September 30, 2026 and 2025, certain holders of Partnership Units exchanged 1.1 million and 0.7 million Partnership Units, respectively, for cash in the amounts of $169.4 million and $114.4 million, respectively.

Share Repurchase Program

On April 28, 2026, the Company announced that the Board of Directors has authorized an $800.0 million Class A common stock repurchase program, which replaced the then-existing $500.0 million repurchase program announced on February 6, 2024. As of September 30, 2026, our remaining repurchase authorization was $739.4 million. Under the repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

During the nine months ended September 30, 2026, the Company repurchased 0.9 million shares of the Company’s Class A common stock at a volume-weighted average price per share of $150.56, or $134.7 million in aggregate, excluding excise tax on net share repurchases, pursuant to the share repurchase program.

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

Tax Receivable Agreement

We have entered into a tax receivable agreement with the holders of Partnership Units (other than PJT Partners Inc.) that provides for the payment by PJT Partners Inc. to exchanging holders of Partnership Units of 85% of the benefits, if any, that PJT Partners Inc. is deemed to realize as a result of the increases in tax basis related to such exchanges of Partnership Units and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. As of September 30, 2026 and December 31, 2025, the Company had contractual obligations of $36.4 million and $30.3 million, respectively, pursuant to the tax receivable agreement, which represent management’s best estimate of the amounts currently expected to be owed in connection with the tax receivable agreement. Actual payments may differ significantly from estimated amounts due.

Further information regarding the tax receivable agreement can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Other

See Notes 7, 9, 10, and 12 in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing for further information in connection with income taxes, equity-based and other deferred compensation plans, leasing arrangements, and commitments, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in the Third Quarter of 2026

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
	Repurchased	Paid Per Share	or Programs (a)	Programs (a)
July 1 to July 31	21,310	$154.41	21,310	$756.3 million
August 1 to August 31	993	166.73	993	756.2 million
September 1 to September 30	110,578	151.50	110,578	739.4 million
Total	132,881	$152.08	132,881	$739.4 million

(a)
On April 28, 2026, the Company announced that the Board of Directors has authorized an $800.0 million Class A common stock repurchase program, which replaced the then-existing $500.0 million repurchase program announced on February 6, 2024. As of September 30, 2026, our remaining repurchase authorization was $739.4 million. Under the repurchase program, which has no expiration date, shares of the Company’s Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased depend on a variety of factors, including economic and market conditions, price, and legal requirements. The repurchase program may be suspended or discontinued at any time.

Unregistered Sales/Issuances of Equity Securities and Use of Proceeds

In connection with the issuance or transfer of Partnership Units during the third quarter of 2026, the Company issued one corresponding share of its Class B common stock, par value $0.01 per share. The issuance of Class B common stock was not registered under the Securities Act of 1933 because such share was not issued in a transaction involving the offer or sale of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

10.1

First Amendment, by and among PJT Partners Holdings LP and Bank of America, N.A., as the administrative agent and L/C issuer, the lenders party thereto, dated as of July 28, 2026 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 30, 2026).

10.2

Amended and Restated Credit Agreement, by and among PJT Partners Holdings LP and Bank of America, N.A., as the administrative agent and L/C issuer, the lenders party thereto, dated as of November 2, 2026 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 5, 2026

PJT Partners Inc.

	By:	/s/ Paul J. Taubman
	Name:	Paul J. Taubman
	Title:	Chief Executive Officer

	By:	/s/ Arun J. Kalra
	Name:	Arun J. Kalra
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)